Form 10-Q
period 1998-06-30
TURBODYNE TECHNOLGIES INC
filed 1998-08-14
CIK 1022097

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission File No. 0-21391



                             TURBODYNE TECHNOLOGIES INC.
                (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                    95-4699061
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


     21700 Oxnard Street, Suite 1550, Woodland Hills, California  91367
           (Address of Principal Executive Offices)             (Zip Code)


                                    (818) 593-2282
                 (Registrant's Telephone Number, Including Area Code)






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X          No
                    -----           -----

Shares of Common Stock, par value $0.001, outstanding as of August 10, 1998:
41,154,772 shares

                            TURBODYNE TECHNOLOGIES INC.
                                  AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION
                                                                               PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997                                                 3

          Condensed Consolidated Statements of Operations - Three and
             Six months ended June 30, 1998 and 1997                               4

          Condensed Consolidated Statements of Cash Flows -  Six months
             ended June 30, 1998 and 1997                                          5

          Notes to Condensed Consolidated Financial Statements                  6-10

Items 2.  Management's Discussion and Analysis of Financial Condition
             Results of Operations                                              10-15

Item 3.   Quantitative and Qualitative Disclosures about Market Risks             15


                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                       15

Item 2.   Changes in Securities                                                   15

Item 3.   Default Upon Senior Securities                                          15

Item 4.   Submission of Matters to Vote of Security Holders                       15

Item 5.   Other Information                                                       15

Item 6.   Exhibits and Reports on Form 8-K                                        15

                            TURBODYNE TECHNOLOGIES INC.
                                  AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND DECEMBER 31, 1997
                                    (UNAUDITED)

                                       ASSETS
                                                                         1998         1997
                                                                     -----------   -----------
Current Assets:
     Cash                                                             11,127,000       949,000
     Trade accounts receivable, net                                   10,807,000     9,214,000
     Employee advances receivable                                        834,000       568,000
     Inventories                                                       7,243,000     5,469,000
     Prepaid expenses and other current assets                           860,000     1,191,000
                                                                     -----------   -----------
          Total current assets                                        30,871,000    17,391,000

Property, Plant and Equipment, at cost, net                           19,771,000    18,122,000
Goodwill, net                                                         13,366,000    13,740,000
Other Assets                                                             603,000       473,000
                                                                     -----------   -----------
                                                                      64,611,000    49,726,000
                                                                     -----------   -----------
                                                                     -----------   -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt                                486,000       607,000
     Current maturities of obligations under capital leases              712,000     1,035,000
     Accounts payable                                                  5,326,000     5,283,000
     Accrued liabilities                                               2,320,000     1,850,000
     Income taxes payable                                                 24,000        86,000
                                                                     -----------   -----------
          Total current liabilities                                    8,868,000     8,861,000

Long term debt, less current maturities                               10,008,000     8,155,000
Obligations under capital leases, less current maturities              3,009,000     1,867,000
                                                                     -----------   -----------
                                                                      21,885,000    18,883,000
                                                                     -----------   -----------

Stockholders' Equity:
     Class A preferred stock, no par value
       Authorized 100,000,000 shares; none issued                           -             -
     Class B preferred stock, no par value
       Authorized 100,000,000 shares; none issued                           -             -
     Preferred stock, no par value.  Authorized
       and issued 10,000 Series One Class A, 7%
       cumulative convertible                                               -        9,604,000
     Common stock, no par value.  Authorized
       100,000,000 shares; issued and outstanding
       40,034,423 shares in 1998 and 29,961,612
       shares in 1997                                                       -             -
     Additional paid in capital                                       74,765,000    45,290,000
     Cumulative other comprehensive income                               (34,000)       22,000
     Accumulated deficit                                             (32,005,000)  (24,073,000)
                                                                     -----------   -----------
          Total Stockholders' Equity                                  42,726,000    30,843,000
                                                                     -----------   -----------
                                                                      64,611,000    49,726,000
                                                                     -----------   -----------
                                                                     -----------   -----------

     See accompanying notes to condensed consolidated financial statements.

                            TURBODYNE TECHNOLOGIES INC.
                                  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       THREE MONTHS                   SIX MONTHS ENDED
                                                                       ENDED JUNE 30,                       JUNE 30,
                                                                    1998             1997             1998           1997
                                                               ------------------------------    -----------------------------
Net sales                                                      $  11,024,000       11,108,000    $  20,750,000     20,153,000

Cost of goods sold                                                 9,233,000        8,919,000       17,534,000     15,716,000
                                                               ------------------------------    -----------------------------

       Gross profit                                                1,791,000        2,189,000        3,216,000      4,437,000

Selling, research, general and administrative expenses             5,226,000        4,776,000       10,376,000      8,626,000
                                                               ------------------------------    -----------------------------

       Loss from operations                                       (3,435,000)      (2,587,000)      (7,160,000)    (4,189,000)

Other expense (income):
   Interest expense, net                                             296,000          223,000          581,000        371,000
   Other, net                                                          4,000          (10,000)           4,000        (21,000)
                                                               ------------------------------    -----------------------------

       Loss before income taxes                                   (3,735,000)      (2,800,000)      (7,745,000)    (4,539,000)

Income tax expense                                                    16,000          257,000           24,000        489,000
                                                               ------------------------------    -----------------------------

       Net loss                                                $  (3,751,000)      (3,057,000)   $  (7,769,000)    (5,028,000)
                                                               ------------------------------    -----------------------------
                                                               ------------------------------    -----------------------------


Net loss per common share:
   Basic loss per share                                             $  (0.11)           (0.15)        $  (0.23)         (0.26)
   Diluted loss per share                                              (0.11)           (0.15)           (0.23)         (0.26)
                                                               ------------------------------    -----------------------------
                                                               ------------------------------    -----------------------------


Weighted average shares used for basic and diluted
   loss per share                                                 34,736,000       20,250,000       33,704,000     19,709,000
                                                               ------------------------------    -----------------------------
                                                               ------------------------------    -----------------------------

See accompanying notes to condensed consolidated financial statements.

                            TURBODYNE TECHNOLOGIES INC.
                                  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                    (UNAUDITED)

                                                                         1998             1997
                                                                    --------------   --------------

Cash flows from operating activities:
  Net loss                                                          $  (7,769,000)      (5,028,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization of property and equipment            1,767,000        1,388,000
     Stock compensation                                                   375,000               --
     (Increase) decrease in operating assets:
       Trade accounts receivable                                       (1,593,000)      (2,556,000)
       Employee advances receivable                                      (266,000)        (150,000)
       Inventories                                                     (1,774,000)      (3,314,000)
       Prepaid expenses and other current assets                          331,000         (143,000)
       Other assets                                                      (130,000)        (301,000)
  Increase (decrease) in operating liabilities:
       Trade accounts payable                                              43,000        3,465,000
       Accrued expenses                                                   663,000         (521,000)
       Income taxes payable                                               (62,000)         369,000
                                                                    --------------   --------------

            Net cash used in operating activities                      (8,415,000)      (6,791,000)
                                                                    --------------   --------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (3,042,000)      (3,113,000)
                                                                    --------------   --------------

            Net cash used in investing activities                      (3,042,000)      (3,113,000)
                                                                    --------------   --------------

Cash flows from financing activities:
  Net proceeds from long-term borrowings                             $  2,551,000        3,845,000
  Proceeds from subordinated convertible debentures                     3,000,000               --
  Proceeds from exercise of stock options and warrants                 16,299,000        3,806,000
  Issuance costs paid                                                    (159,000)         (99,000)
                                                                    --------------   --------------

            Net cash provided by financing activities                  21,691,000        7,552,000
                                                                    --------------   --------------

Effect of exchange rate changes on cash                                   (56,000)         (25,000)
                                                                    --------------   --------------

            Net increase (decrease) in cash                            10,178,000       (2,377,000)

Cash at beginning of period                                               949,000        3,143,000
                                                                    --------------   --------------

Cash at end of period                                               $  11,127,000          766,000
                                                                    --------------   --------------
                                                                    --------------   --------------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                          $  644,000          377,000
     Income taxes                                                              --          119,000
                                                                    --------------   --------------
                                                                    --------------   --------------

See accompanying notes to condensed consolidated financial statements.

                            TURBODYNE TECHNOLOGIES INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                        JUNE 30, 1998 AND DECEMBER 31, 1997

                                    (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Turbodyne Technologies Inc., a Delaware corporation, and subsidiaries (the Company) manufactures aluminum cast automotive products, including engine components and specialty wheels, and develops products to enhance performance and reduce emissions of internal combustion engines.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne U.K. Ltd. and Pacific Baja Light Metals Corp. (Pacific Baja). All material intercompany accounts and transactions have been eliminated in consolidation.

Effective July 18, 1997, the Company formally delisted its shares from trading on the Vancouver Stock Exchange. On March 24, 1997, the Company's shares became listed on the Nasdaq Small Capital Market and continued to trade in that market. As a result, effective January 1, 1998, the Company changed its reporting currency from the Canadian dollar (Cdn$) to the U.S. dollar (U.S.$). Accordingly, the unaudited condensed consolidated financial statements for the six months and three months ended June 30, 1997 have been restated to the new reporting currency of U.S.$.

Additionally, a cumulative translation adjustment of $56,000 has been included as other comprehensive income in stockholders' equity reflecting the translation of the Cdn$ reporting currency consolidated financial statements to the newly adopted and retroactively applied U.S.$ reporting currency. There are no other items of comprehensive income in the six months ended June 30, 1998. The adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") did not have a material impact on the Company's unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 20-F for the year ended December 31, 1997.

GOODWILL

Goodwill is associated with the purchase of Pacific Baja on July 2, 1996 by the Company and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Accumulated amortization was $1,556,000 and $1,182,000 at June 30, 1998 and December 31, 1997, respectively.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had sales to three significant customers constituting approximately 47%, 15% and 12% and 44%, 17% and 12%, respectively, of net sales for the six months and three months ended June 30, 1998, respectively. The Company had sales to two significant customers constituting approximately 29% and 23% and 28% and 23%, respectively, of net sales for the six months and three months ended June 30,
1997, respectively.   Additionally, these customers comprised 41%, 14% and
13% and 31%, 23% and 12%, respectively, of accounts receivable at June 30, 1998 and December 31, 1997, respectively. The loss of any of these customers could have a material adverse effect on the Company.

EARNINGS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the six months ended June 30, 1998 and 1997, options and warrants to purchase 6,074,502 and 8,193,333 common stock, respectively, at prices ranging from $2.35 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $3,125,000 and $3,136,000 for the six months ended June 30, 1998 and 1997, respectively, and $1,719,000 and $1,240,000 for the three months ended June 30, 1998 and 1997, respectively.

NOTE 2.  INVENTORIES

Inventories are comprised of the following at June 30, 1998 and December 31, 1997:

                                  1998           1997
                              ------------   ---------------
     Raw materials            $  3,049,000     2,123,000
     Work in process             1,932,000       686,000
     Finished goods              2,262,000     2,660,000
                              ------------   ---------------
                              $  7,243,000     5,469,000
                              ------------   ---------------
                              ------------   ---------------

NOTE 3.  LONG-TERM DEBT

Long-term debt at June 30, 1998 and December 31, 1997 consists of the following:

                                                                                 1998             1997
                                                                             -------------   -------------

     Revolving bank lines of credit (A)                                      $  10,000,000      8,144,000
     Notes payable to bank, principal of $15,625 plus interest payable monthly at prime plus .25% through October 1, 1998, with
          the remaining principal due November 1, 1998                             453,000        547,000

     Other                                                                          41,000         71,000
                                                                             -------------   -------------

     Total long-term debt                                                       10,494,000      8,762,000

     Less current maturities                                                       486,000        607,000
                                                                             -------------   -------------

     Long-term debt, excluding current maturities                            $  10,008,000      8,155,000
                                                                             -------------   -------------
                                                                             -------------   -------------

(A) The Company's wholly owned subsidiary, Pacific Baja, has a revolving line of credit with a bank permitting borrowings up to $10 million, secured by all receivables and inventory. The borrowings bear interest at the Company's option at LIBOR plus 2% or at prime. The line of credit expires June 1, 1999. The Company is a guarantor on this line of credit.

The Company was not in compliance with all of its financial covenants related to its debt facilities at June 30, 1998, but has received an appropriate waiver from its lender.

NOTE 4.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On March 3, 1997, the Company established an incentive stock option plan (the Stock Option Plan). Under the plan, the Company may grant options to its directors, officers and employees for up to 2,840,000 shares of common stock. The exercise price of each option shall be determined by the Stock Option Committee but shall in no instance be less than the fair market value of the shares of the Company, determined as the average closing price of the common shares of the Company for the ten days trading preceding the date of grant. The option's maximum term is ten years. The Stock Option Committee shall determine the grant date of any option.

Options granted under the Stock Option Plan to participants, other than the Chairman, President, Chief Executive Officer, the Chief Financial Officer, Secretary and any directors of the Company or its subsidiaries, shall be subject to a vesting formula. The vesting formula will provide that options shall vest equally over a three-year period commencing on the date of the grant so that the options can only be exercised as to an aggregate of 33.3% in the first year, 66.6% in the second year and 100% in the third year and each year thereafter. No options granted to an employee of the Company or an affiliate of the Company shall be exercisable until the optionee has been employed by the Company or affiliate for a period of six months. The directors have the discretion to waive the vesting requirements at their discretion in appropriate circumstances.

At June 30, 1998, the Company had 5,357,066 stock options outstanding. The holders of these options are entitled to receive one share of common stock of the Company for one option exercised. The options have exercise prices ranging from $3.28 to $8.50 and expiration dates between August 1998 and April 2003.

Subsequent to June 30, 1998, a total 1,044,800 stock options with exercise prices ranging from $3.23 to $6.15 were exercised for total proceeds to the Company of $3,739,000.

SPECIAL WARRANTS

On July 2, 1996, the Company completed a private placement of 3,750,000 Series "A" Special Warrants at a price of $5.00 (Cdn$) per special warrant. Commission paid to the brokers was 10% of the gross proceeds and the brokers elected to receive the commission in special warrants (375,000 Series "A" Special Warrants issued). Each Series "A" Special Warrant can be exercised into one unit of the common stock for no additional consideration. Each unit consists of one common stock and one nontransferable stock purchase warrant. The stock purchase warrant entitles the holder to purchase one share of common stock at $5.50 (Cdn$) until July 2, 1997.

During 1997, all of the Series "A" Special Warrants were exercised for an aggregate of 4,125,000 shares of common stock and stock purchase warrants for the purchase of an additional 4,125,000 shares. Total net proceeds of $12,943,000, received upon the issuance of these special warrants less issuance costs, were transferred to paid-in capital. During 1997, 705,000 of the Series "A" stock purchase warrants were exercised for common stock for total proceeds of $2,791,800. The remaining Series "A" stock purchase warrants expired in 1997.

On December 6, 1996, the Company completed a brokered private placement of 500,000 Series "C" Special Warrants at a price of $9.00 (Cdn$) per special warrant. Each Series "C" Special Warrant can be exercised into one unit of the Company for no additional consideration. Each unit consists of one common stock and one stock purchase warrant. Each Series "C" stock purchase warrant will entitle the holder to purchase one common stock at $9.50 (Cdn$) per share for a period of one year. During 1997, a warrant amendment was signed to change the exercise price of the Series "C" stock purchase warrant from $9.50 (Cdn$) to $4.50 (U.S.$) and extend the exercise date of the Series "C" Special Warrants and Series "C" stock purchase warrant.

During 1997, all of the Series "C" Special Warrants were exercised into common stock with stock purchase warrants for an aggregate of 500,000 common stock and stock purchase warrants. Total net proceeds of $2,845,000, received upon the issuance of these special warrants, were transferred to paid-in capital. For the six months ended June 30, 1998, 272,000 Series "C" stock purchase warrants were exercised for common stock. At June 30, 1998, no Series "C" stock purchase warrants were outstanding.

STOCK PURCHASE WARRANTS

At June 30, 1998, the Company had 717,436 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $3.50 to $5.00 and expiration dates between December 1998 and March 2003.

PREFERRED STOCK

On September 19, 1997, the Company completed a private placement of 10,000 shares of Series One Convertible Class A Preference stock, no par value (the Class A Preferred), for net proceeds of $9,604,000. Conversion of the Class A Preferred stock into common stock is at the option of the holder for any or all the outstanding stock after January 8, 1998 or at the option of the Company after September 8, 2000. Each share of the Class A Preferred stock may be converted into common stock at a conversion price based on a floating price formula. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Class A Preferred stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders. These shares have no voting rights and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of these shares is at the option of the Company. Dividends on the Class A Preferred stock is cumulative and at the rate of 7% per annum payable in cash or common stock at the date of conversion.

During 1998, all the holders of the Class A Preferred stock elected to exercise the conversion rights under this class of shares. The $10 million face value amounts were converted into 4,742,522 common shares. The total stock issued on conversion also includes the pay-out of 7% cumulative dividends in the form of additional common stock. Dividends paid out for the Class A Preferred stock amounted to $356,000.

SHARES IN ESCROW

Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

GENERAL

Turbodyne Technologies Inc. and subsidiaries (the "Company" or "Turbodyne") designs, develops, manufactures and markets proprietary products that enhance performance and reduce emissions of internal combustion engines (the "Engine Technology Division") and manufactures aluminum cast automotive products, including automotive engine components and aftermarket specialty wheels (the "Light Metals Division").

The Company has developed a patented technology (the "Turbodyne Technology") designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated the Turbodyne Technology into its two primary products: the Turbopac-TM- and the Dynacharger-TM- (collectively, the "Turbodyne Products").

Through Pacific Baja Light Metals Corp. ("Pacific Baja"), a wholly owned subsidiary, the Company manufactures critical engine components and assemblies including intake manifolds, oil pans, rocker arm covers, turbocharger and compressor housings for OEMs in the automotive industry and aluminum wheels for the automotive aftermarket. The Company also manufactures engineered aluminum components for the Turbodyne Products.

From the date of the acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period, the Company commenced development of the Turbodyne System, the Turbopac-TM- product and the Dynacharger-TM- product. In addition, the Company's research and development activities resulted in the filing of patent applications in respect of the Turbodyne Products. The Company undertook low volume production of its products, for the purpose of testing and evaluation with OEMs and major retrofit customers. The Company did not record any revenues during this period and at June 30, 1998 had expended $16,259,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing. The Company commenced limited sales of the Turbopac-TM- 2500 model in the second quarter of fiscal 1998 pursuant to a contract with Detroit Diesel Corporation, a major global diesel engine producer.

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 1998 increased to $20,750,000 from $20,153,000 for the six months ended June 30, 1997, an increase of $597,000 or 3% and for the three months ended June 30, 1998 decreased to $11,024,000 from $11,108,000 for the three months ended June 30, 1997, a decrease of $84,000 or 1%. Sales in these periods were primarily attributable to the Light Metals Division. Sales attributable to the Engine Technology Division were minimal during these periods.

The less than expected sales for the first six months of 1998 primarily is the result of weaker than expected aftermarket wheel orders. The aftermarket demand for wheels has been forcasted to be a slow-growth or declining market as a result of the OEMs providing more custom wheels on production cars.
This has been a driving force for the Light Metals Division's strategy to aggressively pursue the growing OEM demand for precision cast aluminum components and assemblies for engine application.

Aftermarket wheel products represented over 60% of the Light Metals Divisions sales in the last six months of 1996, with engine components representing slightly less than 40%. For the fiscal year 1997 engine components grew to 47% of sales and aftermarket wheels declined to 53%. In the first six months of 1998 engine components have increased to 62% of sales, while aftermarket wheels have declined to only 38%.

Although the automotive components segment of the Light Metals Division grew faster than expected in the first six months of the year, it did not grow fast enough to offset the decline in the aftermarket wheel segment. The Company expects a continued growth in the automotive components segment of its business and a continued decline in the aftermarket wheel segment as a percentage of its total business. This is a forward looking statement however and actual results may differ. For example, if the Company's strategy to pursue the growing OEM demand for precision cast aluminum components and assemblies is not successful, the automotive engine components segment may not continue to grow as expected.

Even though the aftermarket wheel segment is not a growing business, the Company believes that it is financially advantageous to remain in that industry and accordingly has developed a plan designed to ensure that Turbodyne obtains a significant and profitable market share position as one of the leading remaining wheel producers.

Profitability of the Light Metals Division is affected by seasonal factors as sales of aftermarket wheel products typically peak in the spring of each year while operating costs continue throughout the year and by increasing aluminum costs as the prices of its cast aluminum products are fixed under contract in advance of production. See "Cautionary Statements -- Potential Fluctuations in Quarterly Results and Seasonality" and "Cautionary Statements -- Raw Materials" in the registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1997.

Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold for the six months ended June 30, 1998 increased to $17,534,000 from $15,716,000 for the six months ended June 30, 1997, an increase of $1,818,000 or 11.6%, and for the three months ended June 30, 1998 increased to $9,233,000 from $8,919,000 for the three months ended June 30, 1997, an increase of $314,000 or 3.5%. Cost of goods sold as a percentage of net sales for the six months ended June 30, 1998 increased to 84.5% from 78% for the six months ended June 30, 1997 and for the three months ended June 30, 1998 increased to 83.8% from 80.3% for the three months ended June 30, 1998. The increase in costs of goods sold is attributable primarily to the relocation of all wheel production to the new Ensenada, Mexico plant, a slower start to Turbodyne's North American wheel sales and increased manufacturing costs at the La Mirada plant to meet increasing customer production schedules for the automotive components segment of the business.

During the first six months of 1998, the Light Metals Division incurred costs and expenses attributable to the modernization and relocation of all existing aluminum foundry and machining operations currently in place in its La Mirada, California facility to its newly acquired facility in Ensenada, Mexico. The Company expects that the modernization and relocation will result in significant improvements in the quality of its products, greater productivity and reduced costs. In addition, the Company anticipates that the new facility will provide the Company with adequate capacity to meet current production volume and expected growth from both new third party customers as well as increased production for the Turbodyne Products. These are forward looking statements however and actual results may differ. For example, if the modernization and relocation of the manufacturing operations of the Company does not timely occur or if the costs associated with these activities exceed management's expectations, the Company's results of operations may be adversely effected. The Company believes that its investment in modernization and relocation of the aluminum foundry and machining operations to Ensenada is essential to support the expected growth in both the engine technology and light metals divisions over at least the next three years.

Phase I of the relocation which consists of the relocation and modernization of all wheel machining operations from the existing La Mirada facility to the newly acquired facility in Ensenada was completed during the first six months of 1998. The Company expects that Phase II, the final phase of the relocation to Ensenada, which consists of the relocation and modernization of the remaining automotive engine components foundry and machining operations located in La Mirada to the new Ensenada facility, will be completed by the end of the fourth quarter of fiscal 1998. These are forward looking statements however and actual results may differ from those discussed herein. For example, if the set up of operations in the new facility in not completed timely, the Company may incur additional costs of production and its results of operations may be adversely effected.

The Company experienced an acceleration of orders in the automotive engine components segment in the first six months of 1998. These orders were received by the Company prior to the relocation of its automotive components manufacturing operations to the Company's new Ensenada facility and therefore the Company incurred extraordinary costs to ensure the customer orders were timely met.

The Company also incurred costs in the first six months of 1998 due to a ramp up of production activities relating to the Turbopac 2500 product line to satisfy the Company's commitments under its contract with Detroit Diesel.
The Company continues to ramp up production activities relating to the Turbopac product line during the third fiscal quarter in preparation for further shipments pursuant to its contract with Detroit Diesel and the purchase order from, and initial deliveries to, the TransBusiness Group of Moscow, Russia. The first shipment to the TransBusiness Group currently is anticipated to begin in the fourth fiscal quarter of 1998. This is a forward looking statement however and actual results may differ. For example, if the financing arrangements with respect to the TransBusiness purchase order are not finalized or if other conditions to the placement of a purchase order with the Company are not met, then the Company may not commence shipment to the TransBusiness Group in the fourth fiscal quarter.

Gross profit for the six months ended June 30, 1998 decreased to $3,216,000 from $ 4,437,000 for the six months ended June 30, 1997, a decrease of $1,221,000, or 27.5% and for the three months ended June 30, 1998 decreased to $1,791,000 from $2,189,000 for the three months ended June 30, 1997, a decrease of $398,000, or 18.2%.

Gross profit improved to 16.3% of sales for the three months ended June 30, 1998 from 14.7% for the three months ended March 31, 1998. This improvement primarily is attributed to the completion of Phase I of the relocation.

Selling, research, general and administrative expenses for the six months ended June 30, 1998 increased to $10,376,000 from $8,626,000 for the six months ended June 30, 1997, an increase of $1,750,000, or 20.3% and for the three months ended June 30, 1998 increased to 5,226,000 from $4,776,000 for the three months ended June 30, 1997, an increase of $450,000 or 9.4%. Selling, research, general and administrative expenses as a percentage of sales increased to 50% from 42.8% for the comparable six month periods and increased to 47.4% from 43% for the comparable three month periods. These changes primarily are attributable to additional expenses associated with overseas travel in conjunction with the Company's pursuit of strategic relationships. Also, the Company incurred additional expenses associated with start-up costs related to the Navistar machining work, increased training for the new labor force and lower than expected yield rate while launching the new product lines. The increase was also attributable to finalizing the Turbopac-TM- 1500 and 2500 models, final validation testing of the Turbopac-TM- 2500 model, on-going development of the Dynacharger-TM-product and preparing for full scale commercial production of the Turbopac-TM- 2500 and 1500 models. Research and development costs also included the operation of the Company's quality control laboratory at Turbodyne Systems. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

Loss from operations for the six and three months ended June 30, 1998 increased $2,971,000 or 70.9% and $848,000 or 32.8%, respectively, over the comparable periods a year earlier.

Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts. Interest expense for the six and three months ended June 30, 1998 increased $210,000 or 56.6% and $73,000 or 32.7%, respectively, over the comparable periods a year earlier. The increase was primarily attributable to additional borrowings and financing for property and equipment purchases.

Net loss for the six and three months ended June 30, 1998 increased $2,741,000 or 54.5% and $694,000 or 22.7%, respectively, over the comparable periods a year earlier, due to items mentioned above.

The Company's balance sheet has strengthened from December 31, 1997 to June 30,
1998.  Cash on hand has increased by $10.2 million to $11.1 million.   Total
current assets have increased by $13.5 million or 77.6% to $30.9 million, while total assets of the company have increased by $14.9 million or 30% to
$64.6 million.   Current liabilities have remained flat at $8.9 million
resulting in a very strong Current Ratio of 3.48 compared to 1.96 on December 31, 1997. Both the debt to equity and debt to assets ratios improved from 61% to 51% and from 38% to 33.9% respectively. Total shareholders' equity increased by $11.9 million or 38.5% to $42.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja. At June 30, 1998, the principal source of liquidity for the Company was $11,127,000 of cash as compared to $949,000 at December 31, 1997.

Cash used in operating activities for the six months ended June 30, 1998 and 1997, was $8,415,000 and $6,791,000, respectively, primarily as a result of net losses from operations and the finance of the increase in accounts receivable and inventory.

Cash used in investing activities for the six months ended June 30, 1998, and 1997, was $3,042,000 and $3,113,000, respectively, resulting primarily from the purchase of property and equipment.

Cash provided by financing activities for the six months ended June 30, 1998 and 1997 was $21,961,000 and $7,552,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

The Company believes that funds generated from Pacific Baja, existing working capital, and its existing financing activities will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be delay in, or increased costs associated with the implementation of such changes, and the inability to implement such changes could have an adverse effect on future results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material impact on the Company's financial reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. The Company believes that the adoption of SFAS No. 131 will not have a material impact on the Company's financial reporting.

In 1998, the FASB issued Statement of Financial Statements No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The Company believes that the adoption of SOP 98-1 will not have a material impact on the Company's financial reporting.

FORWARD LOOKING STATEMENTS

The foregoing discussion contains "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward looking statements. Such statements appear in a number of places in this filing and included statements regarding the intent, belief or current expectations of the Company, or its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this
filing.   Reference is hereby made to the registrant's Annual Report on Form
20-F for the fiscal year ended December 31, 1997 for a discussion of important factors that could cause actual results to differ materially from the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           3.1   Certificate of Incorporation
           3.2   Bylaws of the Company
          27.1.  Financial Data Schedule

                                     SIGNATURES

Pursuant to the requirements of the Rule 12b-15 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TURBODYNE TECHNOLOGIES INC.
                                                            AND SUBSIDIARIES



Date:  August 11, 1998                       by   /s/ Walter F. Ware
                                                  -----------------------------
                                                  Walter F. Ware
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date:  August 11, 1998                       by   /s/ Khal A. Kader
                                                  -----------------------------
                                                  Khal A. Kader
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                   EXHIBIT INDEX

EXHIBIT NO.     EXHIBIT DESCRIPTION
 3.1            Certificate of Incorporation
 3.2            Bylaws of the Company
27.1            Financial Data Schedule