Form 10-Q
period 1998-09-30
TURBODYNE TECHNOLGIES INC
filed 1998-11-16
CIK 1022097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                         Yes    X          No
                                              ------            ------

Shares of Common Stock,  par value $0.001,  outstanding as of November 10, 1998:
41,305,483 shares.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

                                                                            PAGE

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1998
                    and December 31, 1997                                     3

           Condensed Consolidated Statements of Operations - Three and
                    Nine months ended September 30, 1998 and 1997             4

           Condensed Consolidated Statements of Cash Flows -  Nine months
                    ended September 30, 1998 and 1997                         5

           Notes to Condensed Consolidated Financial Statements             6-11

Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                              11-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risks        18



                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings                                                  18

Item 2.    Changes in Securities                                              19

Item 3.    Default Upon Senior Securities                                     20

Item 4.    Submission of Matters to Vote of Security Holders                  20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                   20

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                     ASSETS
                                                                              1998                        1997
                                                                         ---------------             ----------------
Current Assets:
             Cash                                                            10,011,000                      949,000
             Trade accounts receivable, net                                  10,285,000                    9,214,000
             Inventories                                                      8,149,000                    5,469,000
             Prepaid expenses and other current assets                        1,934,000                    1,759,000
                                                                         ---------------             ----------------

                       Total current assets                                  30,379,000                   17,391,000

Property, Plant and Equipment, at cost, net                                  20,059,000                   18,122,000
Goodwill, net                                                                13,179,000                   13,740,000
Other Assets                                                                  1,866,000                      473,000
                                                                         ---------------             ----------------

                                                                             65,483,000                   49,726,000
                                                                         ===============             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Current maturities of long term debt                               177,000                      607,000
             Current maturities of obligations under capital leases             734,000                    1,035,000
             Accounts payable                                                 6,373,000                    5,283,000
             Accrued liabilities                                              3,056,000                    1,850,000
             Income taxes payable                                                     -                       86,000
                                                                         ---------------             ----------------

                       Total current liabilities                             10,340,000                    8,861,000

Long term debt, less current maturities                                       9,605,000                    8,155,000
Obligations under capital leases, less current maturities                     2,790,000                    1,867,000
                                                                         ---------------             ----------------

                                                                             22,735,000                   18,883,000
                                                                         ---------------             ----------------
Stockholders' Equity:
             Preferred stock, $0.001 par value.  Authorized
                  1,000,000 shares;10,000 issued; issued and outstanding
                  none in 1998 and 10,000 shares in 1997                              -                    9,604,000
             Common stock, $0.001 par value.  Authorized
                  60,000,000 shares; issued and outstanding
                 41,230,097 shares in 1998 and 29,961,612
                 shares in 1997                                                  41,000                       30,000
             Additional paid in capital                                      79,140,000                   45,260,000
             Cumulative other comprehensive income                             (195,000)                      22,000
             Accumulated deficit                                            (36,238,000)                 (24,073,000)
                                                                         ---------------             ----------------

                       Total stockholders' equity                            42,748,000                   30,843,000
                                                                         ---------------             ----------------

                                                                             65,483,000                   49,726,000
                                                                         ===============             ================


             See  accompanying   notes  to  condensed   consolidated   financial
statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                             1998                1997                   1998                 1997
                                                      -------------------------------------       ----------------------------------
Net sales                                                 $  9,058,000      $    8,405,000        $   29,808,000       $ 28,558,000

Cost of goods sold                                           7,462,000           7,094,000            24,996,000         22,810,000
                                                      -------------------------------------       ----------------------------------

           Gross profit                                      1,596,000           1,311,000              4,812,000         5,748,000

Selling, research, general and administrative                4,419,000           3,801,000             14,795,000        12,427,000
    expenses
Relocation costs (note 2)                                    1,471,000                  --              1,471,000                --
                                                      -------------------------------------      -----------------------------------

           Loss from operations                             (4,294,000)         (2,490,000)           (11,454,000)       (6,679,000)

Other expense (income):
    Interest expense, net                                      (22,000)            207,000                559,000           578,000
    Other, net                                                 (15,000)             11,000                (11,000)          (10,000)
                                                      -------------------------------------      -----------------------------------

           Loss before income taxes                         (4,257,000)         (2,708,000)           (12,002,000)       (7,247,000)

Income tax expense (benefit)                                   (24,000)           (374,000)                    --           115,000
                                                      -------------------------------------      -----------------------------------

           Net loss                                       $ (4,233,000)     $   (2,334,000)      $    (12,002,000)   $   (7,362,000)
                                                      =====================================      ===================================


Net loss per common share:
    Basic loss per share                                 $      (0.11)      $        (0.09)      $          (0.35)    $       (0.35)
    Diluted loss per share                                      (0.11)               (0.09)                 (0.35)            (0.35)
                                                      =====================================      ===================================


Weighted average shares used for basic and
    diluted loss per share                                  37,054,000          25,287,000             34,264,000        21,173,000
                                                      =====================================      ===================================


See accompanying notes to condensed consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)



                                                                                          1998                   1997
                                                                                   -------------------    -------------------


Cash flows from operating activities:
    Net loss                                                                         $  (12,002,000)       $    (7,362,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of property and equipment                           2,670,000              2,001,000
        Stock compensation                                                                  375,000                     --
        (Increase) decrease in operating assets:
          Trade accounts receivable                                                      (1,071,000)            (1,425,000)
          Inventories                                                                    (2,680,000)            (3,335,000)
          Prepaid expenses and other current assets                                        (175,000)            (1,241,000)
          Other assets                                                                   (1,393,000)              (240,000)
        Increase (decrease) in operating liabilities:
          Trade accounts payable                                                          1,090,000              1,655,000
          Accrued expenses                                                                1,399,000               (586,000)
          Income taxes payable                                                              (86,000)                40,000
                                                                                     -----------------     ------------------
                  Net cash used in operating activities                                 (11,873,000)           (10,493,000)
                                                                                     -----------------     ------------------
Cash flows from investing activities:
    Purchase of property and equipment                                               $   (4,046,000)       $    (4,308,000)
                                                                                     -----------------     ------------------
                  Net cash used in investing activities                                  (4,046,000)            (4,308,000)
                                                                                     -----------------     ------------------
Cash flows from financing activities:
    Net proceeds from long-term borrowings                                           $    1,642,000        $     3,552,000
    Proceeds from subordinated convertible debentures                                     3,000,000                     --
    Net proceeds from preferred stock issue                                                      --              9,604,000
    Proceeds from exercise of stock options and warrants                                 20,715,000              6,564,000
    Issuance costs paid                                                                    (159,000)              (122,000)
                                                                                     -----------------     ------------------
                  Net cash provided by financing activities                              25,198,000             19,598,000
                                                                                     -----------------     ------------------
Effect of exchange rate changes on cash                                                    (217,000)                 8,000
                                                                                     -----------------     ------------------
                  Net increase (decrease) in cash                                         9,062,000              4,805,000

Cash at beginning of period                                                                 949,000              3,143,000
                                                                                     -----------------     ------------------

Cash at end of period                                                                $   10,011,000        $     7,948,000
                                                                                     =================     ==================
Supplemental disclosure of cash flow information:
Cash paid during the year for:
           Interest                                                                  $    1,265,000                537,000
           Income taxes                                                                      47,000                120,000
                                                                                     =================     ==================

See accompanying notes to condensed consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Turbodyne Technologies Inc., a Delaware corporation, and subsidiaries (the Company) manufactures aluminum cast automotive products, including engine components and specialty wheels, and develops products to enhance performance and reduce emissions of internal combustion engines.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne U.K. Ltd., Turbodyne Europe GMBH and Pacific Baja Light Metals Corp. (Pacific Baja). All material intercompany accounts and transactions have been eliminated in consolidation.

Effective July 18, 1997, the Company formally delisted its shares from trading on the Vancouver Stock Exchange. On March 24, 1997, the Company's shares became listed on the Nasdaq Small Capital Market and continue to trade in that market. As a result, effective January 1, 1998, the Company changed its reporting currency from the Canadian dollar (Cdn$) to the U.S. dollar (U.S.$). Accordingly, the unaudited condensed consolidated financial statements for the nine months and three months ended September 30, 1997 have been restated to the new reporting currency of U.S.$.

Additionally, a cumulative translation adjustment of $195,000 has been included as other comprehensive income in stockholders' equity reflecting the translation of the Cdn$ reporting currency consolidated financial statements to the newly adopted and retroactively applied U.S.$ reporting currency, and other translation adjustments associated with the Company's foreign operations. There are no other items of comprehensive income in the nine months ended September 30, 1998. The adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") did not have a material impact on the Company's unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 20-F for the year ended December 31, 1997.

GOODWILL

Goodwill is associated with the purchase of Pacific Baja on July 2, 1996 by the Company and is being amortized on a straight-line basis over 20 years. The
Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Accumulated amortization was $1,743,000 and $1,182,000 at September 30, 1998 and December 31, 1997, respectively.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had sales to three significant customers constituting approximately 47%, 14% and 14% and 50%, 10% and 18%, respectively, of net sales for the nine months and three months ended September 30, 1998, respectively. The Company had sales to two significant customers constituting approximately 33% and 22% and 40% and 20%, respectively, of net sales for the nine months and three months ended September 30, 1997, respectively. Additionally, these customers comprised 46%, 8% and 21% and 31%, 23% and 12%, respectively, of accounts receivable at September 30, 1998 and December 31, 1997, respectively. The loss of any of these customers could have a material adverse effect on the Company.

EARNINGS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the nine months ended September 30, 1998 and 1997, options and warrants to purchase 6,535,428 and 3,872,833 shares of common stock, respectively, at prices ranging from $2.35 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $4,374,000 and $4,178,000 for the nine months ended September 30, 1998 and 1997, respectively, and $1,249,000 and $1,042,000 for the three months ended September 30, 1998 and 1997, respectively.

USE OF ESTIMATES

Management of Turbodyne Technologies Inc. has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited interim condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 2.  RELOCATION OF OPERATIONS

During 1998, the Company commenced a relocation of certain of its operations and has incurred expenses aggregating $1,471,000. The effect of these unusual expenses was $0.04 per common share. The Company is in the process of completing a two-phase plan to significantly reduce operating and overhead cost, while increasing capacity and improving product quality of its Light Metals Division. The Company expects this action to significantly improve profitability and provide the physical capacity required to increase sales of precision cast and machined engine and vehicle components and assemblies.

The plan includes relocating all foundry and machine shop operations from the La Mirada, California facility to consolidate all light metals manufacturing in its new facility in Ensenada, Mexico. At the same time the Company is investing in the modernization of both manufacturing facilities in Ensenada to further reduce cost, improve quality and increase capacity. During the first nine months of fiscal 1998, the Company completed the relocation of all wheel machining operations and expects to complete the relocation of the remaining automotive engine components foundry and machining operations by the end of the 1998 fiscal year. In connection with the relocation of the wheel machining operations and the majority of the automotive engine components foundry and machining operations, the Company incurred expenses in excess of management's projections and experienced delays in the relocation process. These costs include costs associated with the relocation of machinery and equipment from the La Mirada, California facility to the new facility in Ensenada, Mexico, the hiring of new employees at the Ensenada facility, retention and severance costs of the labor force at the La Mirada facility, overtime premiums and transportation expedite premiums incurred to meet increased demand in the automotive components business and production inefficiencies incurred in operating two production plants during the relocation. All such costs have been expensed as incurred and are included in the $1,471,000 described above. The Company may continue to experience substantial costs and delays in connection with the relocation of the automotive engine components foundry and machining operations which may adversely affect the Company's results of operations and profitability. Such future costs will be expensed as incurred.

NOTE 3.  INVENTORIES

Inventories are comprised of the following at September 30, 1998 and December 31, 1997:

                                             1998                   1997
                                      --------------------   -------------------

       Raw materials               $         2,592,000              2,123,000
       Work in process                       2,661,000                686,000
       Finished goods                        2,896,000              2,660,000
                                      --------------------   -------------------

                                   $         8,149,000              5,469,000
                                      ====================   ===================

NOTE 4.  LONG-TERM DEBT

Long-term debt at September 30, 1998 and December 31, 1997 consists of the following:



                                                                                1998                   1997
                                                                            -------------          --------------

  Revolving bank lines of credit (A)                                        $  9,329,000              8,144,000
  Notes payable to bank, principal of $12,534 plus interest payable
       monthly at prime plus .25% through July 31, 2001                          426,000                547,000
  Other                                                                           27,000                 71,000
                                                                            -------------           -------------
  Total long-term debt                                                         9,782,000              8,762,000

  Less current maturities                                                        177,000                607,000
                                                                            -------------           -------------

  Long-term debt, excluding current maturities                              $  9,605,000              8,155,000
                                                                            =============           =============


(A) The Company's wholly owned subsidiary, Pacific Baja, has a revolving line of credit with a bank permitting borrowings up to $10 million, secured by all receivables and inventory. The borrowings bear interest at the Company's option at LIBOR plus 2% or at prime. The line of credit expires June 1, 2000. The Company is a guarantor on this line of credit.

The Company was not in compliance with all of its financial covenants related to its debt facilities at September 30, 1998, but has received an appropriate waiver from its lender.

NOTE 5.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On September 4, 1998 the Board of Directors approved an incentive stock option plan (the "1998 Plan"). The 1998 Plan was approved by the stockholders at the 1998 Annual Meeting. Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee shall determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed 10 years. The maximum number of shares of common stock with respect to which options or rights may be granted under the 1998 Plan to any participant is 200,000 per participant per year. As of September 30, 1998, the Company had options to purchase 2,001,600 shares of common stock outstanding under the 1998 Plan.

On March 3, 1997, the Company established an incentive stock option plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to its directors, officers and employees for up to 2,840,000 shares of common stock. As of September 30, 1998, options to purchase the maximum number of shares of common stock allowable under the 1997 Plan had been granted.

Options granted under the 1997 Plan to participants, other than the Chairman, President, Chief Executive Officer, the Chief Financial Officer, Secretary and any directors of the Company or its subsidiaries, shall be subject to a vesting formula. The vesting formula will provide that options shall vest equally over a three-year period commencing on the date of the grant so that the options can only be exercised as to an aggregate of 33.3% in the first year, 66.6% in the second year and 100% in the third year and each year thereafter. No options granted to an employee of the Company or an affiliate of the Company shall be exercisable until the optionee has been employed by the Company or affiliate for a period of six months. The directors have the discretion to waive the vesting requirements at their discretion in appropriate circumstances.

At September 30, 1998, the Company had options to purchase an aggregate of 5,993,541 shares of common stock outstanding. The options have exercise prices ranging from $2.35 to $8.50 and expiration dates between December 1998 and September 2003.

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

STOCK PURCHASE WARRANTS

At September 30, 1998, the Company had 541,887 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $3.50 to $5.00 and expiration dates between December 1998 and March 2003.

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

SHARE BUY-BACK PLAN

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to buy up to $3.5 million of its shares. The actual number of shares repurchased, and the timing of the purchases, will be based on the stock price, general conditions and other factors. The Company did not repurchase any of its stock during the third quarter of 1998.


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

The Company has developed a patented technology (the "Turbodyne Technology") designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated the Turbodyne Technology into its two primary products: the Turbopac(TM) and the Dynacharger(TM) (collectively, the "Turbodyne Products").

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

From the date of the acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period, the Company commenced development of the Turbodyne System, the Turbopac(TM) product and the Dynacharger(TM) product. In addition, the Company's research and development activities resulted in the filing of patent applications in respect of the Turbodyne Products. The Company undertook low volume production of its products, for the purpose of testing and evaluation with OEMs and major retrofit customers. The Company did not record any revenues during this period and at September 30, 1998 had expended $17,508,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing. The Company commenced limited sales of the Turbopac(TM) 2500 model in the second and third quarters of fiscal 1998 pursuant to a contract with Detroit Diesel Corporation, a major global diesel engine producer.

RESULTS OF OPERATIONS

Net sales for the nine months ended September 30, 1998 increased to $29,808,000 from $28,558,000 for the nine months ended September 30, 1997, an increase of $1,250,000 or 4.4% and for the three months ended September 30, 1998 increased to $9,058,000 from $8,405,000 for the three months ended September 30, 1997, an increase of $653,000 or 7.8%. Sales in these periods were primarily attributable to the Light Metals Division. Sales attributable to the Engine Technology Division were minimal during these periods. The increase in sales is primarily attributable to an increase in the automotive components segment of the Light Metals business.

The less than expected sales for the first nine months of 1998 primarily is the result of much weaker than expected aftermarket wheel orders and slower than expected receipt of sales orders from Detroit Diesel for their Urban Bus Retrofit Rebuilt Kit (Turbopac(TM) 2500). The aftermarket demand for wheels has been forecasted to be a slow-growth or declining market as a result of the OEMs providing more custom wheels on production cars. This has been a driving force for the Light Metals Division's strategy to aggressively pursue the growing global OEM demand for precision cast aluminum components and assemblies for engine and vehicle application.

Aftermarket wheel products represented 54% of the Light Metals Divisions' total sales in the first nine months of 1997, with the engine and vehicle components representing only 46%. For the same period in 1998, engine and vehicle components represented 65% of the Light Metals Division's total sales. Aftermarket wheels represented only 35% of total division sales.

Although the automotive components segment of the Light Metals Division grew faster than expected in the first nine months of the year, it did not grow fast enough to offset the decline in the aftermarket wheel segment. The Company expects a continued growth in the automotive components segment of its business and a continued decline in the aftermarket wheel segment as a percentage of its total business. This is a forward looking statement however and actual results may differ. For example, if the Company's strategy to pursue the growing OEM demand for precision cast aluminum components and assemblies is not successful, the automotive engine components segment may not continue to grow as expected.

Even though the aftermarket wheel segment is not a growth business, the Company believes that it is financially advantageous to remain in that industry as it provides above average gross margins and accordingly has developed a plan designed to ensure that Turbodyne obtains a significant and profitable market share position as one of the leading remaining wheel producers.

Profitability of the Light Metals Division is affected by seasonal factors as sales of aftermarket wheel products typically peak in the spring of each year while operating costs continue throughout the year and by increasing aluminum costs as the prices of its cast aluminum products are fixed under contract in advance of production. See "Cautionary Statements -- Potential Fluctuations in Quarterly Results and Seasonality" and "Cautionary Statements -- Raw Materials" in the Company's Registration Statement on Form S-1 filed on October 1, 1998.

Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold for the nine months ended September 30, 1998 increased to $24,996,000 from $22,810,000 for the nine months ended September 30, 1997, an increase of $2,186,000 or 9.6%, and for the three months ended September 30, 1998 increased to $7,462,000 from $7,094,000 for the three months ended September 30, 1997, an increase of $368,000 or 5.2%. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 1998 increased to 83.9% from 79.9% for the nine months ended September 30, 1997 and for the three months ended September 30, 1998 decreased to 82.4% from 84.4% for the three months ended September 30, 1998. The decrease in costs of goods sold as a percentage of net sales in the third quarter of 1998 is attributable to reduced manufacturing costs being realized as a result of the relocation of all wheel production and the majority of the automotive engine components foundry to the new Ensenada, Mexico plant.

During the first nine months of 1998, the Light Metals Division incurred costs and expenses attributable to the modernization and relocation of all existing aluminum foundry and machining operations currently in place in its La Mirada, California facility to its newly acquired facility in Ensenada, Mexico. During the third quarter of 1998, the Company began to realize favorable effects of the modernization and relocation on its profit margins as a result of greater productivity and reduced costs. The Company expects further significant improvements in the quality of its products, and expects greater productivity and reduced costs as the modernization and relocation efforts are fully completed. In addition, the Company anticipates that the new facility will provide the Company with adequate capacity to meet current production volume and expected growth from both new third party customers as well as increased production for the Turbodyne Products. These are forward looking statements however and actual results may differ. For example, if the modernization and relocation of the manufacturing operations of the Company does not timely occur or if the costs associated with these activities exceed management's expectations, the Company's results of operations may be adversely effected. The Company believes that its investment in modernization and relocation of the aluminum foundry and machining operations to Ensenada is essential to support the expected growth in both the engine technology and light metals divisions over at least the next three years.

Phase I of the relocation which consisted of the relocation and modernization of all wheel machining operations from the existing La Mirada facility to Ensenada was completed during the first six months of 1998. The Company expects that Phase II, the final phase of the relocation to Ensenada, which consists of the relocation and modernization of the remaining automotive engine components foundry and machining operations located in La Mirada to the new Ensenada facility, will be completed by the end of the fourth quarter of fiscal 1998. These are forward looking statements however and actual results may differ. For example, if the set up of operations in the new facility is not completed timely, the Company may incur additional costs of production and its results of operations may be adversely effected.

The Company experienced an acceleration of orders in the automotive engine components segment in the first nine months of 1998. These orders were received by the Company prior to the relocation of its automotive components manufacturing operations to the Ensenada facility and therefore the Company incurred extraordinary costs to ensure the customer orders were timely met.

The Company also incurred costs in the first nine months of 1998 due to a ramp up of production activities relating to the Turbopac 2500 product line to satisfy the Company's commitments under its contract with Detroit Diesel. The Company continues to ramp up production activities relating to the Turbopac product line during the third fiscal quarter in preparation for further shipments pursuant to its contract with Detroit Diesel and the purchase order from, and initial deliveries to, the TransBusiness Group of Moscow, Russia. The first shipment to the TransBusiness Group currently is anticipated to begin in the fourth fiscal quarter of 1998. This is a forward looking statement however and actual results may differ. For example, if the financing arrangements with respect to the TransBusiness purchase order are not finalized, then the Company may not commence shipment to the TransBusiness Group in the fourth fiscal quarter or at all.

Gross profit for the nine months ended September 30, 1998 decreased to $4,812,000 or 16.1% of sales from $5,748,000 or 20.1% of sales for the nine months ended September 30, 1997, a decrease of $936,000, or 16.3%. For the three months ended September 30, 1998 gross profit increased to $1,596,000 or 17.6% of sales from $1,311,000 or 15.6% of sales for the three months ended September 30, 1997, an increase of $285,000, or 21.7%.

Gross profit improved to 17.6% of sales for the three months ended September 30, 1998 from 15.5% for the six months ended June 30, 1998. This improvement is attributable to the reclassification of certain costs associated with the relocation as discussed in note 2, and to the completion of Phase I and the majority of Phase II of the relocation. During the third quarter of 1998, the Company began to realize certain favorable effects of the modernization and relocation on its profit margins as a result of greater productivity and reduced costs. The Company expects further significant improvements in the quality of its products, and expects greater productivity and reduced costs as the modernization and relocation efforts are fully completed.

Selling, research, general and administrative expenses for the nine months ended September 30, 1998 increased to $14,795,000 from $12,427,000 for the nine months ended September 30, 1997, an increase of $2,368,000, or 19.1% and for the three months ended September 30, 1998 increased to 4,419,000 from $3,801,000 for the three months ended September 30, 1997, an increase of $618,000 or 16.3%. Selling, research, general and administrative expenses as a percentage of sales increased to 49.6% from 43.5% for the comparable nine month periods and increased to 48.9% from 45.2% for the comparable three month periods. These changes are primarily attributable to the additional expenses associated with the Company's market development efforts in pursuit of commercial orders and new strategic relationships, plus the recruiting, hiring and employment of management to grow the technology business, in combination with the increased expenses associated with recruiting and training of the new labor force at the new Light Metals Division facility in Ensenada. The increase was also attributable to finalizing the Turbopac(TM) 1500 and 2500 models, final validation testing of the Turbopac(TM) 2500 model, on-going development of the Dynacharger(TM) product and preparing for full scale commercial production of the Turbopac(TM) 2500 and 1500 models. Research and development costs also included the operation of the Company's quality control laboratory at Turbodyne Systems. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

Loss  from  operations  for  the  nine  months  ended  September  30,  1998  was
$11,454,000 and excluding the Light Metals Division relocation costs of $1,471,000, was $9,983,000, an increase of $3,304,000 over the comparable period a year earlier. Loss from operations for the three months ended September 30, 1998 was $4,294,000 and excluding the year to date relocation costs of $1,471,000, was $2,823,000, resulting in an increase of $333,000 over the comparable period a year earlier. The third quarter results without the relocation costs represent a significant improvement over the first two quarters of 1998. This improvement is the result of the near completion of the relocation effort and the related productivity improvements and reduced costs of production.

Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts and interest income on cash. Interest expense for the nine and three months ended September 30, 1998 decreased $19,000 or 3.3% and $229,000 or 110.6%, respectively, over the comparable periods a year earlier. The decrease was attributable to a capitalization of $211,000 of interest associated with the relocation efforts as well as additional borrowings and financing for property and equipment purchases offset by an increase in interest income due to an increase in the Company's average daily cash position.

Based on the financial structure of the Company today net income/loss is closely approximated by both income/loss from operations and income /loss before taxes. Net loss for the nine months ended September 30, 1998 was $12,002,000, and excluding the relocation costs of $1,471,000, was $10,531,000, an increase of $3,169,000. Net loss for three months ended September 30, 1998 was $4,233,000 and excluding the relocation costs of $1,471,000, was $2,762,000, an increase of $428,000.

With the relocation program close to completion, management expects sales and profit on operations (before any relocation costs) are expected to improve in subsequent quarters as capacity increases and productivity improvements are realized. This is a forward looking statement however and actual results may differ. For example, if the relocation takes longer than anticipated, improved sales and profitability may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet has strengthened from December 31, 1997 to September 30, 1998. Cash on hand has increased by $9.1 million to $10 million. Total current assets have increased by $13 million or 74.7% to $30.4 million, while total assets of the company have increased by $15.8 million or 31.7% to $65.5 million. Current liabilities have increased slightly to $10.3 million resulting in a very strong current ratio of 2.94 compared to 1.96 on December 31, 1997. Both the debt to equity and debt to assets ratios improved from 37.8% to 31.1% and from 23.5% to 20.3%, respectively. Total shareholders' equity increased by $11.9 million or 38.6% to $42.7 million.

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja. At September 30, 1998, the principal source of liquidity for the Company was $10,011,000 of cash as compared to $949,000 at December 31, 1997.

Cash used in operating activities for the nine months ended September 30, 1998 and 1997, was $11,873,000 and $10,493,000, respectively, primarily as a result of net losses from operations and the finance of the increase in accounts receivable and inventory.

Cash used in investing activities for the nine months ended September 30, 1998 and 1997, was $4,046,000 and $4,308,000, respectively, resulting primarily from the purchase of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 1998 and 1997 was $25,198,000 and $19,598,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

The Company believes that funds generated from Pacific Baja, existing working capital, and its existing financing activities will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems for handling the year 2000 problem. The Company has commenced a review of the possible effect of the Year 2000 problem on the computer and other systems used by the Company. As part of this program, the Company will be contacting each of the vendors it uses and requesting that each vendor certify to the Company that it is Year 2000 compliant, or is taking action to ensure that its products or services will be Year 2000 compliant before January 1, 2000. The Company expects to complete this vendor review process in the second quarter of 1999. To date, the Company has not identified any internal systems that present a material risk of not being Year 2000 ready, or for which a suitable alternative cannot be implemented. Based on the results of its internal and external review to date, which in large part solely addresses the readiness of the Company's computer systems, the Company does not believe that any significant financial expenditure or investments will be required by the Company to conduct its business from January 1, 2000 forward. The Company has not yet developed a contingency plan related to the Year 2000 problem, but will do so as deemed necessary. There can be no assurance, however, that there will not be delay in, or increased costs associated with the implementation of any alternatives, and the inability to implement such changes could have an adverse effect on future results of operations. Moreover, the Company's vendors may indicate that they anticipate problems associated with Year 2000 issues which, in turn, may adversely affect the Company's operations and profitability.

Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note Regarding Forward-looking Information," set forth below. Readers should understand that the dates on which the Company believes Year 2000 issues will be resolved are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that it has the ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third party liability.

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

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict,"
"believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The Company's Stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statement are not guarantees to future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Registration Statement on Form S-1 filed on October 1, 1998; which includes a discussion of important factors that could cause actual results to differ materially from the forward-looking statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

GRAND TECHNOLOGIES ET. AL. V. TURBODYNE TECHNOLOGIES, ET. AL. On or about July 27, 1998, Grand Technologies, Inc. and certain other claimants submitted an action for arbitration against the Company, Turbodyne Systems, Inc., Edward Halimi and certain other respondents. The action states claims arising in connection with an alleged agreement between the Company and certain of the plaintiffs to form a company to market and exclusively distribute certain products of the Company, including the Turbopac. The plaintiffs request compensatory and punitive damages in unspecified amounts.

On September 25, 1998, the respondents advised the arbitrator that there is no jurisdiction with respect to certain of the respondents and claims associated with those respondents are improper. The Company also denied all claims, submitted affirmative defenses and stated that the agreement was terminated because, among other matters, plaintiffs had falsified information about the existence and scope of their distribution network, had failed to perform their obligations under the agreement and had made false and defamatory statements about the Turbodyne Products.

On October 22, 1998, the arbitrator ruled that respondents with respect to which jurisdiction is proper are the Company, Turbodyne Systems, Inc. and Edward Halimi and the only claimant with respect to which jurisdiction is proper is Grand Technologies, Inc. The arbitrator also ruled that the only claims that Grand Technologies, Inc. may pursue are for breach of contract, breach of purchase order, fraud and negligent misrepresentation. Currently the parties are involved in the discovery process and the arbitration is scheduled for a hearing on the merits on December 8, 1998.

POLLUTION RESEARCH & CONTROL CORP. ET. AL. V. TURBODYNE TECHNOLOGIES. On October 2, 1998, Pollution Research and Control Corp., Dasibi Environmental Corp., and Logan Medical Devices filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles alleging claims in connection with an alleged agreement between plaintiffs and the Company pursuant to which the Company was to acquire all of the issued and outstanding stock of Dasibi and Logan in exchange for $6.5 million. Plaintiffs also allege that the agreement required the Company to loan to plaintiffs the sum of $1.1 million. Plaintiffs seek compensatory and punitive damages in an unspecified amount but in excess of $2.0 million. The Company answered the complaint, has denied the allegations contained therein and has asserted thirteen separate affirmative defenses.

The Company believes that the claims described above are without merit and intends vigorously to defend against them. However, while the Company has been advised by counsel in these actions that its positions are meritorious, no assurance can be given that the Company will prevail in these matters and the possibility exists that an adverse decision might have a material adverse effect on the financial condition of the Company.

BRADLEY HOLT V. TURBODYNE TECHNOLOGIES. The Company was a party to an action commenced in the Supreme Court of British Columbia on October 2, 1996 by Brad Holt seeking specific performance and/or damages, in the amount of Cdn. $5,000,000, for breach of an alleged agreement by the Company to grant to Mr. Holt options to purchase an aggregate of 650,000 shares of Common Stock of the Company at prices varying from Cdn. $3.50 per shares to Cdn. $7.50 per share.

Trial in this action commenced on November 9, 1998. Subsequent thereto, the parties reached a settlement, pursuant to which the Company shall pay to Mr. Holt $25,000. In light of the settlement agreement, the Court dismissed the action on November 12, 1998.

ITEM 2.           CHANGES IN SECURITIES

None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual  Meeting of  Stockholders  of the Company was held on  September  11,
1998. The stockholders elected the persons identified below to serve for three-year terms as Class I Directors of the Company and approved the Company's 1998 Stock Incentive Plan. Set forth below are the voting results with respect to these two matters.


        PROPOSAL              VOTES FOR   VOTES AGAINST    ABSTAIN    NOT VOTED

1. Election of Directors
     Robert Taylor            11,324,194          7,144    102,338
     Walter F. Ware           11,330,794            544    102,338
2. Approval of the 1998
   Stock Incentive Plan        1,291,503        683,226     41,238     9,417,709


ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS
        --------
          11.1    Statement re computation of per share earnings
          27.1    Financial Data Schedule

        FORM 8-K
        --------
          Current Report of Form 8-K filed September 18, 1998, Item 5. Current Report on Form 8-K filed August 13, 1998, Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TURBODYNE TECHNOLOGIES INC.
                                            AND SUBSIDIARIES


Date:  November 10, 1998           By       /S/KHAL A. KADER
                                            ---------------------------
                                            Khal A. Kader
                                            Chief Financial Officer
                                            (Principal Accounting Officer)