Form 10-K
period 1998-12-31
TURBODYNE TECHNOLGIES INC
filed 1999-04-16
CIK 1022097

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-21391

                           TURBODYNE TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                   95-4699061
(State  or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification  No.)

                         21700 Oxnard Street, Suite 1550
                            Woodland Hills, CA 91367
              (Address of principal executive offices and zip code)

                                 (818) 593-2282
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At April 14, 1999, there were outstanding 41,963,816 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($1.89 per share) of the Registrant's Common Stock on the Easdaq Market on that date, was $ 68,033,309. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit index is located on page 48.

================================================================================

                           TURBODYNE TECHNOLOGIES INC.

                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1998



                                TABLE OF CONTENTS


PART I
         Item 1.   Business..............................................4
         Item 2.   Properties...........................................20
         Item 3.   Legal Proceedings....................................21
         Item 4.   Submission of Matters to a Vote of Security Holders..22

PART II
         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters..................................22
         Item 6.   Selected Consolidated Financial Data.................23
         Item 7.   Management's Discussion and Analysis of Results
                   of Operations and Financial Condition................23
         Item 8.   Financial Statements and Supplementary Data..........39
         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures.................39

PART III
         Item 10.  Directors and Executive Officers of the Registrant...40
         Item 11.  Executive Compensation...............................42
         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management.......................................45
         Item 13.  Certain Relationships and Related Transactions.......47

PART IV
         Item 14.  Exhibits, Financial Statement Schedule, and
                   Reports on Form 8-K..................................48

         SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Turbodyne, its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of Turbodyne and (b) the business and growth strategies of Turbodyne. The stockholders of Turbodyne are cautioned not to put undue reliance on such forward looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Cautionary Statements and Risk Factors." Turbodyne undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed or to be filed by the Company and any Current Reports on Form 8-K filed or to be filed by the Company.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Turbodyne Technologies Inc. (the "Company" or "Turbodyne"), a Delaware corporation, engineers, develops, manufactures and markets proprietary products designed to enhance performance and reduce emissions of internal combustion engines (the "Engine Technology Division") and manufactures aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels (the "Light Metals Division"). The Company has developed a patented technology (the "Turbodyne Technology") designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Turbodyne Technology also has proved to reduce the production and emission of harmful pollutants. The Company has incorporated the Turbodyne Technology into its two primary products: the TurbopacTM and the DynachargerTM (collectively, the "Turbodyne Products").

         The Company also is an established manufacturer of precision aluminum cast and machined products primarily for the automotive industry. Through a wholly owned subsidiary, the Company manufactures several critical engine components and assemblies including intake manifolds, oil pans, rocket arm covers, turbocharger and compressor housings for original equipment manufacturers ("OEMs") in the automotive industry and aluminum wheels for the automotive aftermarket. The Company also manufactures all of the engineered aluminum components for the Turbodyne Products.

         From the date of acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja in July 1996, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period and continuing through fiscal 1997, the Company commenced development of the Turbodyne System, the Turbopac(TM) product line and the Dynacharger(TM) product line. The Company undertook low volume production of its products for the purpose of testing and evaluation with OEMs and major retrofit customers.

         During fiscal 1998 and thereafter, the Company's efforts in connection with the Engine Technology Division resulted in the following milestones:

     o On April 7, 1998, the United States Environmental Protection Agency certified the Detroit Diesel Corporation emission upgrade kit, which incorporates the Turbodyne Technology through the use of a TurbopacTM, as an acceptable solution to reduce emissions of diesel buses under the EPA's Urban Bus Retrofit/Rebuild Program. See "Marketing Efforts and Joint Venture Relationships - Turbopac(TM) Products."

     o The Company and Detroit Diesel Corporation, a major global diesel engine producer with a world wide marketing and distribution network, have entered into the Company's first commercial contract, for the production of the Turbopac product. See "Marketing Efforts and Joint Venture Relationships - Turbopac(TM) Products."

     o On January 28, 1999 the Company entered into joint development and licensing agreements with AlliedSignal Inc. of Morristown, N.J. for the development and manufacturing engineering for mass production capability of Dynacharger(TM) turbochargers and other electrically assisted charge air systems. See "Marketing Efforts and Joint Venture Relationships - Dynacharger(TM) Product."

     o    In March 1999, the California Air Resources Board granted an
     Executive Order for a Universal Exemption of the Turbopac(TM) 2500 model for certain heavy duty diesel powered vehicles which enables the Company to advertise, market and install the Turbopac(TM) 2500 on vehicles equipped with engines covered by the order. See "Impact of Government Regulation."

     o In 1998, the Company was awarded two patents relating to a completely different technology developed jointly with Southwest Research Institute designed to reduce harmful emissions from internal combustion engines which utilizes the Turbopac(TM) product line. See "Products."

          In addition to these developments, the Company substantially completed the reorganization and relocation of the Light Metals Division from La Mirada, California to Ensenada, Mexico. In early 1998, the Company determined to significantly restructure and reorganize the Light Metals business in order to implement its new business strategy which focuses on the aggressive pursuit and development of the markets for engineered cast and machined aluminum engine, power-train, chassis and vehicle components and assemblies. The shift in strategy was accelerated by the larger than expected decline in the aftermarket wheel business. A new president was appointed for the division in November 1997, and a new management team including a Vice President of Operations, a Vice President of Engineering, a Director of Procurement and a Director of Quality was retained. The restructuring involves the relocation of all foundry and machine shop operations from the La Mirada, California facility to consolidate all light metals manufacturing operations for engineered cast and machined aluminum engine, power-train, chassis and vehicle components and assemblies in a new facility in Ensenada, Mexico, and all manufacturing operations for casting and machining wheels in the Company's existing Ensenada, Mexico facility. The reorganization and relocation required a substantial investment in funds and management time during fiscal 1998 and the Company believes these efforts already have begun to reduce costs of production, improve quality and increase capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operation Year Ended December 31, 1998 And 1997."

CORPORATE STRUCTURE

          The Company was incorporated under the Company Act (British Columbia) on May 18, 1983, under the name "Dundee Resources Corp." by registration of its Memorandum and Articles. The name of the Company was changed from "Dundee Resources Corp." to "Clear View Ventures Inc." on January 20, 1993 and from "Clear View Ventures Inc." to "Turbodyne Technologies Inc." on April 28, 1994. Effective December 3, 1996, the Company continued from British Columbia to the Canadian federal jurisdiction under the Canada Business Corporations Act. On July 24, 1998, the Company continued into the State of Delaware under Section 388 of the Delaware General Corporation Law. See "Domestication," below. The address of the principal corporate office of the Company is 21700 Oxnard Street, Suite 1550, Woodland Hills, California, 91367.

          The Company conducts the business of the Engine Technology Division through its wholly owned subsidiary Turbodyne Systems, Inc., a Nevada corporation ("Turbodyne Systems") and conducts the business of the Light Metals Division through its wholly owned subsidiary Pacific Baja Light Metals Corp. ("Pacific Baja"), a Wyoming corporation, and through the subsidiaries of Pacific Baja.

DOMESTICATION

          Effective July 24, 1998, Turbodyne Technologies Inc., a Canadian federal corporation, domesticated into the State of Delaware and, accordingly, the Company is subject to the rules and regulations of that State. The Company files reports, proxy statements and other materials with the Securities and Exchange Commission under its rules and regulations applicable to domestic issuers.

          The Company continues to be deemed to be a reporting issuer under the securities legislation applicable in each of the Canadian Provinces of Manitoba and Ontario. The Company's status as a reporting issuer in each of these provinces is not affected by the domestication of the Company to the State of Delaware. The Company is required to continue to comply with the obligations imposed by this securities legislation as a reporting issuer in each province. These obligations include the requirement to make filings of the Company's financial statements, proxy circulars, shareholder information, material change reports and United States Securities and Exchange Commission filings with the securities commissions of the Provinces of Manitoba and Ontario, all in accordance with the requirements of the applicable securities legislation.

ENGINE TECHNOLOGY DIVISION

          Turbodyne Systems develops products to enhance performance and reduce emissions of internal combustion engines. The Turbodyne Technology is designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines.

          Turbodyne Systems was acquired by the Company pursuant to an agreement between the Company and Edward M. Halimi, the Chairman of the Board of Directors, dated July 15, 1993, as amended. The Company issued 1,000,000 shares of Common Stock to Mr. Halimi in consideration for all of the issued and outstanding shares of Turbodyne Systems, which served as reimbursement to Mr. Halimi for costs incurred to date to develop the Turbodyne Technology, as well as 3,250,000 additional shares of Common Stock of the Company held in escrow which may be released based on certain cash flow requirements of the Company.
To date, no shares have been released from escrow. The initial form of the Turbodyne Technology was developed by Mr. Halimi prior to the acquisition of Turbodyne Systems by the Company.

THE TURBODYNE TECHNOLOGY

          The Turbodyne Technology is an advanced airflow management technology developed to improve the performance of internal combustion engines by increasing airflow to the cylinders. Optimized airflow, combined with efficient fuel flow, results in more efficient combustion in the cylinders which, in turn, results in increased engine power, faster acceleration and reduced harmful engine emissions.

          In order for efficient combustion to take place in an internal combustion engine, both air and fuel must be present within each individual cylinder at precisely the correct ratio for the specific condition of load and speed. While engineers attempt to design engines to ensure optimal combustion, variations in the air to fuel ratio persist resulting in intervals of inefficient combustion especially during rapid acceleration or deceleration and on cold start up. These variations result in inconsistent engine power, fuel wastage and emissions.

          The two principal products available in the marketplace designed to solve this problem are superchargers and turbochargers. A supercharger is essentially an air compressor, which is mechanically driven by the engine and supplies increased airflow to the engine. Although superchargers solve most of the air to fuel ratio problems they are incapable of providing optimum airflow for the wide range of engine speeds and loads within which engines must operate. Moreover, superchargers are expensive, deplete engine power and increase fuel consumption. Turbochargers perform a similar function as superchargers by delivering increased airflow to the cylinders. Unlike superchargers, however, turbochargers are driven through the flow of exhaust gases exiting the engine cylinders. Although turbochargers solve many of the efficiency and fuel consumption problems associated with superchargers they do not work efficiently except at relatively high engine speeds and loads. This results in the phenomenon known as turbo lag. Turbo lag occurs during the period from initial acceleration to the time when the turbine blades rotate at relatively high speeds (30,000 + RPM depending on engine size and displacement). The inefficient operation of the engine during the turbo lag period presents safety problems due to initial delays followed by lurches in the acceleration phase of the driving cycle, increases fuel consumption and maintenance problems and causes an increase in emissions due to the incorrect air to fuel ratio. Although turbochargers provide adequate airflow during peak operating periods, they actually exacerbate the problems during the turbo lag period.

          The Turbodyne Technology incorporates a three phase alternating current permanent magnetic brushless electric motor and an electronic power converter that converts the automotive D.C. power into three phase alternating power. The Turbodyne Technology also includes a microprocessor controller managed feedback circuit to control the speed and power that the motor provides to the given compressor based upon the algorithm provided by the engine manufacturer and the sensors incorporated into the engine system.

          The Turbodyne Technology can be applied as a stand alone electronic supercharger (the TurbopacTM) or integrated into an existing turbocharger design (the DynachargerTM) as a performance enhancement module.

PRODUCTS

         TURBOPACTM

          The TurbopacTM product employs a high speed, electronically controlled permanent, magnetic, brushless electric motor which runs continuously once the engine has started, providing increased airflow to optimize the air to fuel ratio. The TurbopacTM essentially serves as an electronic supercharger. The Company believes that one of the most significant aspects of the TurbopacTM is that it allows the Company to target much larger international markets because of its application to both turbocharged and non-turbocharged engines, compared to the Dynacharger which is applicable solely to turbocharged engines.

          The four separate TurbopacTM models under various stages of design and production and which may be installed on either turbocharged or non-turbocharged engines are as follows:

          (1) the TurbopacTM 1200 model for non-turbocharged two stroke or four stroke gasoline engines installed in motorcycles, water-ski jets and snowmobiles;

          (2) the TurbopacTM 1500 model for cars, performance vehicles and light trucks with turbocharged or non-turbocharged gasoline or diesel engines and with displacements up to 3.5 liters;

          (3) the TurbopacTM 2200 model for cars, performance vehicles and light trucks with either turbocharged or non-turbocharged gasoline or diesel engines with displacements greater than 3.5 liters; and

          (4) the TurbopacTM 2500 model for heavy duty trucks and buses for either turbocharged or non-turbocharged diesel engines.

       The Company has developed jointly with Southwest Research Institute a completely new technology designed to reduce harmful emissions from internal combustion engines. The joint development agreement with Southwest Research Institute provides that all patent rights derived from the new technology shall be assigned to the Company. The new technology uses the Turbopac(TM) product line as the key element of a nitrous oxide (NOx) reduction system. Particulate matter, or "black smoke", and nitrous oxides are the two most significant harmful emissions generated by diesel engines. To the Company's knowledge, each solution currently available reduces one of these emissions while increasing the other. Also, the existing solutions increase fuel consumption. The Company's new technology has demonstrated reductions in NOx emissions, in addition to reductions in particulate matter emissions, on laboratory testing to date conducted at the Southwest Research Institute. Following completion of laboratory testing, the Company hopes to form a joint venture relationship with an engine manufacturer to refine and optimize the new unit to the specific requirements of the manufacturer. There can be no assurance than any joint venture relationship will be formed, or if formed, that it will be successful in further developing and refining the new technology, that the new technology will be offered commercially, or if offered, that the new unit will be commercially accepted. If the Company is not successful in forming a joint venture relationship, it does not at this time anticipate further developing the new technology following the completion of laboratory testing.

          DYNACHARGERTM

       The DynachargerTM essentially is the TurbopacTM motor module incorporated into a turbocharger. The DynachargerTM was developed primarily as a result of feedback from evaluations conducted by potential customers who indicated that they would prefer to see the Turbodyne Technology built into a turbocharger rather than provided by an additional external component. The DynachargerTM can be interchangeable with an original equipment turbocharger, thus making it appropriate for sale to both the OEM market and the aftermarket. Turbochargers incorporating the DynachargerTM products can be installed on both turbocharged and non-turbocharged diesel and gasoline engines.

          Turbodyne Systems also has commenced design of a variation to the DynachargerTM described as a Motor-Assisted Turbocharging System ("Motorassist"). The Motorassist is a DynachargerTM with a valve system to concentrate exhaust gases resulting in faster turbine acceleration. The Company completed design of the Motorassist on certain Dynacharger models and has commenced development of these models solely for testing purposes which currently are ongoing on vehicles and in the laboratory.

STATUS OF PRODUCT DEVELOPMENT

          The Company has commenced commercial production of the TurbopacTM 1500 model at its facility in Carpinteria, California. The Company completed final design of the TurbopacTM 2500 model and following execution of its sales and marketing agreement with Detroit Diesel Corporation, see "--Marketing Efforts and Joint Venture Relationships" below, commenced commercial production at its facility in Carpinteria, California.

          The Company has completed final design and commenced limited commercial production of each of the TurbopacTM 1200 and 2200 models solely for testing purposes.

          Pacific Baja produces housings for Turbodyne Systems' prototype products which are then assembled at the Carpinteria facility. Pacific Baja has commenced commercial production of the housings for each of the TurbopacTM 1500 and 2500 models.

       Turbodyne Systems completed the specification and design for the BHT3 model of the DynachargerTM product in the third quarter of fiscal 1998. As of April 10, 1999, Turbodyne had produced 25 units of the BHT3 prototypes which are undergoing various tests on both dynamometer and vehicles at the Company's Carpenteria facility. Commercial production of the Dynacharger(TM) is contingent on the formation of strategic relationships with manufacturers of turbochargers. The Company has entered into agreements with AlliedSignal, Inc. and Kuhnle, Kopp and Kausche AG relating to the Dynacharger(TM) product (see "Marketing Efforts and Joint Venture Relationships"). The Company is pursuing the development of additional relationships and does not expect to commence commercial production of the DynachargerTM until its current relationships or any new relationships, result in the receipt of formal supply orders, if ever. No assurance can be given that these relationships will result in the Company's receipt of an order for the Dynacharger product or that any new relationships will be formed, that the DynachargerTM will be produced and if produced that it will be commercially successful. See "Cautionary Statements and Risk Factors -- We Have Encountered Delays and Start-up Costs in Developing our Products."

          Turbodyne Systems' limited production of its products to date has served to meet the requirements of Detroit Diesel, limited aftermarket European passenger car market as well as other potential customers and testing agencies retained by the Company undertaking evaluations of the Turbodyne Products. These evaluations primarily are for the purpose of allowing potential customers to determine the suitability and performance of the products for their applications with the goal of obtaining purchase orders. To date, Turbodyne Systems has had no significant sales of its products.

          At December 31, 1998, Turbodyne Systems had spent approximately $21,049,000 developing the Turbodyne System, and the TurbopacTM and DynachargerTM products. Management anticipates that it will continue to expend significant amounts in connection with research and development efforts in order to bring all TurbopacTM models and the DynachargerTM product into full scale commercial production. See "Cautionary Statements and Risk Factors -- We Have Encountered Delays and Start-up Costs in Developing our Products."


MARKETING EFFORTS AND JOINT VENTURE RELATIONSHIPS

          TURBOPACTM PRODUCTS

          URBAN BUS PROGRAM AND DETROIT DIESEL

          The Company markets the TurbopacTM products in both the OEM sector and the aftermarket installation sector. In the fourth fiscal quarter of 1997, pursuant to an arrangement with Detroit Diesel Corporation and in accordance with the United States Environmental Protection Agency Urban Bus Program (the "EPA Urban Bus Program"), the Company's TurbopacTM 2500 models were installed on city buses in Toledo, Ohio, Riverside, California and Milwaukee, Wisconsin. Following the successful installation of these TurbopacTM products, Milwaukee Transit requested and received from the United States Environmental Protection Agency (the "EPA") approval to equip ten additional buses with the TurbopacTM 2500 model. In April 1998, the EPA certified the Detroit Diesel Corporation emission upgrade kit, which includes the TurbopacTM 2500 model, under the Urban Bus Retrofit/Rebuild Program. Following approval by the EPA, in April 1998, the Company entered into a five-year sales and marketing agreement with Detroit Diesel pursuant to which Detroit Diesel will exclusively market the TurbopacTM product as part of its mechanical engine rebuild kit for the EPA Urban Bus Program. In June 1998, pursuant to the terms of the Agreement, the Company delivered the initial stocking order consisting of 100 TurbopacsTM to Detroit Diesel. To date, the Company has sold 255 Turbopacs under its program with Detroit Diesel which were recorded as sales.

          OEM CONTRACT

          A major European vehicle and engine manufacturer has selected Turbodyne's Turbopac (TM) models 1500 and 2200 for incorporation as standard equipment on certain models of two main classes of engines and offered as an option to fleet operators and certain other customers on other types of engines. The Company has been informed that the manufacturer will commence serial production of engines with Turbodyne as standard equipment with a production release date during the fourth quarter of 1999 and serially manufacturing in the first quarter of year 2000. To date, the Company has shipped a total of eight Turbopacs to the manufacturer pursuant to purchase orders which have been recorded as sales. Pursuant to the terms of the Company's confidential agreement, it is prohibited from disclosing the name of the manufacturer until vehicles and engines with Turbopacs reach the market place. There can be no assurance however that the manufacturer will in fact incorporate the Turbopac models 1500 and 2200 for incorporation as standard equipment in year 2000 or at all.

          TRANS BUSINESS GROUP

          In July 1998, the Company received a purchase order from Trans Business Group of Moscow, Russia for the sale of 10,500 TurbopacTM models 1500, 2200 and 2500. The purchase order is subject to the completion of financing arrangements necessary to fund the purchase of the Turbopacs. The Company has been working with the Export-Import Bank to provide financing for this transaction but to date, due to the severe volatility in the Russian financial markets and continuing political instability, these financing arrangements have not been completed. While the Company and Trans

Business continue to explore alternatives to complete the financing arrangements, the Company cannot provide any assurance that the financing arrangements will be completed in the near term, or at all. If these arrangements are not completed, the Company will not make sales under its agreement with Trans Business. See "Cautionary Statements and Risk Factors - Volatility in Russian Financial Markets."

          OTHER PROJECTS

          The Company currently is involved in several additional testing programs which the Company hopes will result in additional strategic relationships. In the first quarter of fiscal 1998, TurbopacsTM were installed on six transit buses in Sao Paulo and Curitiba, Brazil for testing purposes. Two of these units continue to be used commercially on buses in Curitiba, and have been for nearly ten months, and have demonstrated significant reduction in smoke opacity. However, due to the collapse of the Brazilian economy, the Company is informed that the anticipated adoption and implementation of strict new environmental laws announced in that country in the second quarter 1998, have been postponed, potentially indefinitely. The Company has not received any purchase orders in connection with its program in Brazil and does not expect any in the foreseeable future. The Company also entered into an agreement with Ralphs Grocery Company pursuant to which Turbopac low-emission systems have been installed on representative engines of Ralphs Grocery Company's truck fleet. These testing programs are continuing. The Company cannot assure that any of these testing programs will result in any sales of the Company's products.

          The Company also provides each TurbopacTM product to OEMs, including Navistar, AlliedSignal, Volkswagen and MAN, for testing to demonstrate the superior performance and marketability of the TurbopacTM products to these manufacturers. These evaluation programs typically are long-term and, accordingly, the Company does not anticipate additional contracts with OEMs for its TurbopacTM products in the near term. See "Cautionary Statements and Risk Factors -- Our Marketing Efforts Involve Long Testing Periods." The Company hopes to enter into joint venture manufacturing agreements similar to that with Detroit Diesel with other OEMs who agree to purchase the TurbopacTM products.

          DYNACHARGERTM PRODUCT

          ALLIEDSIGNAL INC.

          Turbodyne has entered into joint development and licensing agreements with AlliedSignal Inc. of Morristown, N.J. Under the terms of the agreements, AlliedSignal and Turbodyne will engage in a concerted effort for development and manufacturing engineering for mass production capability of DynachargerTM turbochargers and other electrically assisted charge air systems. Development costs will be shared by the parties.

          Under the terms of the agreements, AlliedSignal has the exclusive license for manufacturing and marketing of any products to be developed on a worldwide basis. Any products to be developed under the agreements are anticipated to be sold primarily to automobile, heavy duty vehicle and engine manufacturers. There is no up front license payment payable to Turbodyne. Turbodyne has the exclusive license for the manufacturing of all light metal castings, electric motors, generators and electronic controls of any products to be developed under the agreements for sale to AlliedSignal. Under the exclusive license agreement, Turbodyne is the exclusive supplier to AlliedSignal of these products.

          Under the terms of the agreements, Turbodyne has exclusively licensed applicable patents, intellectual property and trade secrets to AlliedSignal for manufacture and sale of the DynachargerTM products. AlliedSignal has sublicensed Turbodyne under the patents, intellectual property and trade secrets required for manufacture of the electrical components for the products. Additionally, all new patents and intellectual property developed by the parties under the joint development program will be subject to the license agreement for exclusive use by AlliedSignal and Turbodyne or mutually agreed upon third party sublicensees.

          In addition to the exclusive right to supply the light metals, electric motors and electronic control modules to AlliedSignal for any DynachargerTM products developed under the agreements, Turbodyne will receive a royalty on sales by AlliedSignal of those products. Turbodyne does not guarantee that any sales will be made. Turbodyne also retains the exclusive right to manufacture and sell its TurbopacTM or Turboflow product lines as currently in production.

          Turbodyne's sublicense further includes the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the aftermarket pending development of AlliedSignal's capability, capacity and interest in the sale and production of those products. If AlliedSignal develops the capability, capacity and interest in the sale and production of those products, the sublicense terminates.

          Among other provisions, the agreements provide for termination by AlliedSignal if the development program proves to be commercially or technically unfeasible. Turbodyne also has the right to terminate in the event certain production commitment milestones are not met. Turbodyne is provided the right to honor any agreements with other parties entered into prior to the date of the contract with AlliedSignal.

          KUHNLE, KOPP AND KAUSCHE AG

          The Company has entered into an agreement in principle with Kuhnle, Kopp and Kausche AG ("3K"), dated April 11, 1997, for the design, development and manufacture of a prototype line of turbochargers incorporating the Turbodyne Technology and manufactured by 3K. It is anticipated that the prototype turbochargers will be developed for 3K's major customers in the European automotive market. 3K is the largest manufacturer of turbochargers in Germany.

          The agreement in principle contemplates the formation of a joint venture pursuant to which the Company will grant to the joint venture an exclusive license of the Turbodyne Technology for the design, manufacture and sale of motor-driven turbochargers in Europe for auto and truck manufacturers and such other territories as the parties may agree. 3K will have overall responsibility for marketing and sales of the joint venture products through 3K's established distributor and dealer network. The Company will not receive any royalty from its license to the joint venture and will participate in joint venture profits to be shared pursuant to a formula based on cost contributions. The agreement in principle also provides 3K with the option to continue to use any technology licensed to the joint venture for a period of three years after termination of the joint venture relationship, in consideration for the payment of a royalty in an amount to be agreed upon by the parties.

         There is no assurance that the agreement in principal between the Company and 3K will result in the execution of a joint venture agreement between the Company and 3K. In addition, there is no assurance that a joint venture between the Company and 3K would achieve sales of the turbocharger incorporating the Turbodyne Technology or that the Company would ever realize any profits from the joint venture. See "Cautionary Statements and Risk Factors -- Our Marketing Efforts Involve Long Testing Periods."

         TURBOFLOW PRODUCT

          On January 16, 1996, the Company agreed to a Product Development and Supply Proposal with Viessmann Werke GmbH & Co. under which the Company agreed to develop several models of the Company's Turboflow(TM) industrial fan modules for incorporation into Viessmann's heating systems. The proposal contemplated that the parties would enter into a supply and delivery contract upon the completion of testing by Viesmann and subject to its approval of performance and specifications. In May 1997, the Company was informed that Viessmann had completed testing of the Company's products to its full satisfaction and the Company expected to enter into a supply and delivery contract with Viessmann. However, based on changes in the management of Viessmann, the Company does not expect any sales or revenues from its relationship with Viessmann.

COMPETITION

          While the Company believes there are no products directly competitive to the Turbodyne Products, competition to the Turbodyne Technology exists from competing technologies marketed by companies who may have more resources and who may be better financed than the Company. In addition, there is no assurance that new competitors will not attempt to enter the industry.

          Competition for the TurbopacTM products is expected from improvements and refinements to conventional internal combustion engines which may result in increased fuel efficiency and decreased emissions. The cost of incorporating these improvements and refinements into existing internal combustion engines may be less than the cost of installing a TurbopacTM product. In addition, OEMs and consumers may more readily accept improvements and modifications to existing technology than a new technology.

          Competition for the DynachargerTM products is expected from improvements and refinements to existing turbocharger technology which may be less expensive than turbochargers incorporating the DynachargerTM products. In addition, OEMs and consumers may be more willing to accept improvements and refinements to existing turbocharger technology than turbochargers installed with the DynachargerTM product.

          Both the TurbopacTM and DynachargerTM products may realize competition from existing products manufactured by OEMs who do not incorporate Turbodyne Products into their final products. A relatively small number of OEMs have a significant share of the automotive market and accordingly an OEM's determination not to incorporate the Turbodyne Products into its product lines could pose a significant barrier to entry to the Company. See "Cautionary Statements and Risk Factors -- Intense Competition."

NASDAQ AND EASDAQ REGULATION

          On March 1, 1999, the EASDAQ Market Authority held a hearing to consider disciplinary action against Turbodyne for allegedly, among other things, issuing a number of press releases which contained false or misleading price sensitive information to the Market. Following discussions conducted with the Company's representatives, the Market Authority concluded that the Company's press releases were not intentionally misleading, but nevertheless gave an overly-optimistic impression of the Company's prospects. Pursuant to the direction of the Market Authority, the Company issued an announcement relating to certain business relationships on March 3, 1999.

          On March 11, 1999, Turbodyne attended a hearing with the NASD in connection with its initiation of proceedings relating to a possible delisting of the Company's common stock. On April 1, 1999, the Company was informed that the Nasdaq Listing Qualifications Panel determined to delist the Company's securities from The Nasdaq Stock Market effective with the close of business that day. The Company has requested that the Nasdaq Listing and Hearing Review Council review the decision of the Qualifications Panel in an effort to reinstate the Company's securities for trading of The Nasdaq Stock Market. As of April 14, the Company has not been informed regarding the timing of the review process.

IMPACT OF GOVERNMENT REGULATION

          As pollution standards increase, the automotive market is expected to increase its demand for technical improvements to existing internal combustion engine technology in order to meet these standards. Accordingly, an imposition of increased pollution standards by government regulatory agencies is expected to cause an increase in demand for the Turbodyne Products, assuming these products have been commercially developed and accepted.

          In the United States, emissions standards for diesel engines are imposed by the US Environmental Protection Agency (the "EPA") and by other regulatory agencies such as the California Air Resources Board ("CARB"). In April 1998, the Company received certification by the EPA for the Detroit Diesel emission reduction kit, which includes the TurbopacTM 2500 model, under the Urban Bus Retrofit/Rebuild Program. There can be no assurance that the government will not increase emission standards to a level that the Turbodyne Products currently do not satisfy, in which event, the Company may be required to expend significant amounts to develop and incorporate the technology necessary to meet these standards. Any such expenditure and any delays in product development or sales as a result of more stringent emission standards could have a material adverse effect on the results of operations of the Company. See "Cautionary Statements and Risk Factors -- We Have Encountered Delays and Start-up Costs in Developing our Products."

          The Company has received an executive order from the California Air Resources Board for a universal exemption of the TurbopacTM 2500 for heavy-duty diesel vehicles that are equipped with mechanical unit fuel injection and no electronic injection timing or electronic throttle delay. The order enables Turbodyne to advertise, market and install the TurbopacTM 2500 on vehicles equipped with engines covered by the order. The order does not constitute a certification, accreditation, approval or any other type of endorsement by the Air Resources Board of any claims of Turbodyne concerning antipollution benefits or any other benefits of the TurbopacTM 2500. With the TurbopacTM 2500 model the Company can target the retrofit market. However, the grant of this executive order does not ensure that any TurbopacTM 2500 models will be sold.

PROPRIETARY PROTECTION OF PRODUCTS

          As of March 31, 1999, the Company owns 14 patents and has 19 patent applications pending with the U.S. Patent Office. The Company's patents and patent applications encompass the construction of the Turbopac and Dynacharger products, as well as, a variety of new turbocharging and supercharging systems designed to enhance the performance of existing engines through retrofitting and to enable OEM manufacturers to obtain improved performance from new equipment.

          Turbodyne Systems has made additional patent applications with respect to its technology and for recognition of each of the patent applications for the TurbopacTM and DynachargerTM products with each country that is a party to the PCT in order to secure international patent protection of the Turbodyne Technology.

          Turbodyne Systems' policy is to diligently defend any infringement of its patents. To date, Turbodyne Systems has not encountered any challenges and is not aware of any potential challenges to its patents. Turbodyne Systems has not established a fund for defense of its patents but may do so if significant sales of its products are achieved. See "Cautionary Statements and Risk Factors -- We May Be Unable to Protect Our Proprietary Assets."

          Turbodyne Systems also requires all employees, consultants and persons or companies involved in the testing of Turbodyne Systems' products to execute confidentiality agreements and to agree to keep confidential all proprietary information with respect to Turbodyne Systems' products.

DEVELOPMENT COSTS TO DATE

          Since the acquisition of the Turbodyne Technology, Turbodyne Systems primarily has engaged in the research and development of products that incorporate the Turbodyne Technology. The Company concentrates the business of Turbodyne Systems exclusively on research and development of products incorporating the Turbodyne Technology. Turbodyne Systems intends to engage in research and development of additional products incorporating the Turbodyne Technology. The research and development costs incurred during the each of the fiscal years ended December 31, 1998, 1997, and 1996 were $7,915,000, $6,609,000, and $3,622,000, respectively.

LIGHT METALS DIVISION

          Pacific Baja is an established manufacturer of aluminum cast products primarily for the automotive industry. Pacific Baja manufactures turbocharger and compressor housings for OEMs in the automotive industry and aluminum wheels for the automotive aftermarket. Pacific Baja also manufactures, on a contract basis, the housings for the Turbodyne products manufactured by Turbodyne Systems.

          The Company acquired Pacific Baja effective July 2, 1996 pursuant to an acquisition agreement between the Company, Pacific Baja Holding, Inc. ("Pacific Baja Holding") and the principal shareholders of Pacific Baja Holding (the "Acquisition Agreement"). The Company acquired all of the issued and outstanding shares of Pacific Baja Holding for total consideration consisting of a cash payment of $12,000,670 and the issuance of 3,076,923 shares of common stock of the Company.

          The principal purpose of the Pacific Baja acquisition was to form an alliance with a manufacturer with a proven track record of volume manufacturing of quality auto parts, particularly in the turbocharger field. The Turbodyne Products are comprised of precision automotive parts, including cast aluminum components manufactured by Pacific Baja. Through the acquisition of Pacific Baja, the Company acquired a proven manufacturer for the Turbodyne Products. In addition, the acquisition brought to the Company personnel experienced in manufacturing and who have contacts with turbocharger manufacturers and potential customers for the Turbodyne Products.

LIGHT METALS PRODUCTS

          Pacific Baja manufactures and markets permanent mold and sand aluminum castings, both machined and raw, for the automotive aftermarket as well as automotive and industrial OEMs. Pacific Baja has three operating units:
Optima Wheel, Baja Pacific and Baja Oriente.

          CUSTOM WHEELS

          Pacific Baja, through its Optima Wheel operating unit, manufactures and markets styled aluminum road wheels for the automotive aftermarket. Products consist of one-piece aluminum wheels for passenger cars, light trucks, and motorcycles, as well as two-piece (steel outer, aluminum center) wheels for the passenger car replacement wheel market. Optima Wheel is not a dominant aftermarket supplier of aluminum custom wheels and has determined on a going forward basis not to expend significant efforts in connection with marketing and sales of its custom wheels. In recent years, sales of aftermarket wheel products have declined and management expects that revenues from these products will continue to decline as existing and new companies obtain additional market share. Management intends to minimize the risk of revenue loss to the Company by focusing its efforts to increase revenues in the non-wheel, industrial products areas. See "Risk Factors -- Decline in Sales of After-Market Wheel Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year Ended December 31, 1998 and 1997."

          NON-WHEEL ALUMINUM COMPONENTS

          Pacific Baja, through its Baja Pacific operating unit, manufactures short-run sand and permanent mold aluminum castings for automotive, aerospace, and other industrial applications. Products manufactured include turbine fan blades for maritime vessels, rotors for fan blades, and short production runs for existing customers.

          Pacific Baja, through Baja Oriente's facility located in Ensenada, Baja California, Mexico, casts and machines permanent mold aluminum parts. Baja Oriente is incorporated under Mexican law and is 100% beneficially owned by Pacific Baja. Ownership of Baja Oriente by its U.S. parent is permitted under an exemption to Mexican foreign investment law for "maquiladora" ventures. Baja Oriente operates as a maquiladora pursuant to a maquiladora license granted by the Mexican Ministry of Commerce. As a maquiladora, Baja Oriente is able to import raw material from the U.S. and export final products to Pacific Baja in the U.S. without being subject to import and export duties levied under Mexican Federal Customs law. Baja Oriente purchases raw materials and receives payment for its products in U.S. currency and accordingly is protected against fluctuations in the exchange rate of the Mexican peso in respect of its purchases of raw materials.

NEW PRODUCT DEVELOPMENT

          Pacific Baja develops new products in order to respond to customer requests and to diversify its product lines. Pacific Baja's engineering team has on-site design and development capabilities that enable it to design products utilizing computer aided design and computer aided manufacturing (CAD/CAM) drawings. Pacific Baja's new product development activities among its various product lines are as follows:

          CUSTOM WHEELS

          Pacific Baja does not design new and unproven custom aluminum road wheels. Pacific Baja solicits market information from its customers and attends auto shows to determine which styles are popular, and uses its CAD/CAM system to make new molds and manufacture those wheels. Pacific Baja typically manufactures approximately ten new wheel products annually. However based on many factors, including but not limited to, technological developments and customer demands, Pacific Baja may change the number of new wheels produced annually.

          NON-WHEEL ALUMINUM COMPONENTS

          Pacific Baja has implemented a strategy to develop relationships with OEMs in addition to AlliedSignal and Navistar (see "-- Material Supply Agreements" immediately below) in the automotive industry to provide new non-wheel aluminum components as a means to expand its product line. New products developed by Pacific Baja start as short-run prototypes. Once these products are accepted by the OEM, production begins at a higher volume.

          There can be no assurance that Pacific Baja will be successful in establishing relationships with additional OEMs or if established that Pacific Baja will develop new products or that any new products developed will be commercially accepted or profitable to Pacific Baja. See "Cautionary Statements and Risk Factors -- We Must Keep Pace With Technological Change" and "Cautionary Statements and Risk Factors -- Customer Preferences."

MATERIAL SUPPLY AGREEMENTS

          Baja Oriente casts and machines permanent mold aluminum parts for the Garrett division of AlliedSignal Automotive, Inc. ("AlliedSignal"), which manufactures turbo-charging systems for Class 8 trucks. Pursuant to its agreement with AlliedSignal, Pacific Baja is the sole source to AlliedSignal for air-to-air heat exchange manifolds and is one of two aluminum foundries manufacturing compressor housings, pedestals, and other aluminum components for AlliedSignal. Pacific Baja manufactures a ready-to-assemble product for AlliedSignal that is shipped directly to its plant in Mexicali, Mexico. The supply agreement between AlliedSignal and Pacific Baja commenced on January 1, 1994 for an initial three year term. Pursuant to a letter agreement, Pacific Baja and AlliedSignal extended the supply agreement for an additional five year term commencing on January 1, 1997 and expiring on December 31, 2002. During fiscal 1998, revenues from the AlliedSignal contract were significant and management anticipates that the AlliedSignal contract will continue to result in significant revenues to the Company through fiscal 1999.

          Effective September 1, 1997, the Company entered into a Supply Agreement with Navistar International Transportation Corp. ("Navistar") for an initial five year term. Pursuant to the terms of the Supply Agreement, Navistar is obligated to purchase from the Company all of its original equipment and service requirements for engine aluminum castings as they exist on the effective date of the contract. The anticipated volume of products to be purchased from the Company were based on Navistar's review of its past usage and projected market forecasts and Navistar is not required to purchase any minimum quantity under the contract. Navistar will negotiate with the Company in good faith with regard to placing new production business with the Company although there is no obligation to do so. During the term of the contract, the Company may not manufacture or sell the products covered by the contract to any other party absent the written consent of Navistar. During fiscal 1998, revenues from the Navistar contract were significant and management anticipates that the Navistar contract will continue to result in significant revenues to the Company through fiscal 2002.

MANUFACTURING

          Pacific Baja performs short run foundry and prototype production, manufactures products such as manifolds, compressor housings, and pedestals and manufactures aluminum cast custom wheels at its Ensenada foundries. The Ensenada foundries perform manufacturing activities ranging from casting to heat treating, powder painting, finished machining, and packaging.

          ENSENADA FOUNDRY

          Pacific Baja operates an aluminum permanent mold foundry at Ensenada, Baja California, Mexico, which occupies approximately 120,000 square feet. The Ensenada facility serves as Pacific Baja's primary long run, high volume casting operation, where custom wheels are cast, heat treated, painted, machined to a semi-finished state, and shipped to Pacific Baja's La Mirada facility. The Ensenada facility also houses one of the operating units of Pacific Baja, which manufactures aluminum components under contract for AlliedSignal and Navistar and casts, machines, and ships manifolds directly to AlliedSignal's assembly plant in Mexicali, Mexico and casts, machines and ships compressor housings and pedestals and other components to their Torrance, California facility.

          In December 1997, Pacific Baja purchased manufacturing facilities located in Ensenada, Mexico from Louisiana-Pacific Corporation. These facilities consist of two buildings comprising approximately 130,000 total square feet. The Company has substantially completed the modernization and relocation of all existing aluminum foundry and machining operations currently in place in its La Mirada, California facility to the new Ensenada facility. Phase I of the relocation which consisted of the relocation and modernization of all wheel machining operations from the existing La Mirada facility to Ensenada was completed during the first six months of 1998. Phase II of the relocation to Ensenada, which consists of the relocation and modernization of the remaining automotive engine components foundry and machining operations located in La Mirada to the new Ensenada facility, has been substantially completed except for the relocation of the pedestal line machining operation and the installation of a new sand foundry module, each of which is expected to be completed in the second half of fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1998 and 1997." Pacific Baja commenced operations at these new facilities during Phase I of the relocation process in February 1998. All of the Company's Mexican facilities are certified to the QS 9000 quality standard, the most stringent quality standard in the United States automotive industry. The Company believes that the Ensenada foundry together with the additional manufacturing facilities purchased from Louisiana-Pacific Corporation will provide adequate space for the Company's manufacturing needs through fiscal 1999. As of March 31, 1999, Pacific Baja employed approximately 900 persons at its Ensenada facilities with two production shifts and one maintenance shift operating five and one half days a week.

          LA MIRADA FOUNDRY

          Pacific Baja operates a sand and permanent mold 100,000 square foot foundry facility at La Mirada, California. In addition, Pacific Baja's corporate offices and distributing facility are located in the La Mirada building. The La Mirada facility receives semi-finished custom wheels, shipped from the Ensenada foundry, which are finished, packaged, and prepared for shipment to Pacific Baja private label customers and Optima Wheel distributors. The La Mirada facility also facilitates limited short-run and prototype aluminum casting production for customers and serves as Pacific Baja's "feeder" operation for longer run production in Ensenada, Mexico. As of March 31, 1999, Pacific Baja employed approximately 150 persons at its La Mirada facility working two shifts, five days a week. All of the wheel machining operations have been relocated to Ensenada and substantially all of the automotive engine components foundry and machining operations have been relocated to the Ensenada facility, except for the relocation of the pedestal line machining operation and the installation of a new sand foundry module, each of which is expected to be completed in the second half of fiscal 1999.

          Pacific Baja outsources the chrome plating and polishing of its custom wheels due to the presence of hazardous materials associated with this process and the resulting risk of environmental liabilities.

SUPPLIERS

          The raw materials used in Pacific Baja's production of cast aluminum custom wheels for the automotive aftermarket and cast aluminum parts for automotive and industrial OEMs consist primarily of aluminum and sand. Aluminum ingots are purchased from aluminum suppliers such as TST Inc., Vista Corporation and Noranda Corp. and are melted, poured into sand and/or permanent mold castings, heat treated, machined, and finished into the final product. Aluminum purchases are based predominantly on price and typically net 60 day terms. Pacific Baja does not expect any disruption in its ability to obtain aluminum in the foreseeable future. See "Cautionary Statements and Risk Factors -- Raw Materials."

          Sand is used in manufacturing the cores that are placed within permanent molds prior to pouring aluminum and is used in sand aluminum castings produced by Pacific Baja. Pacific Baja purchases approximately 90% of its sand from one supplier. However, in the event this supplier is unable to meet the needs of Pacific Baja, the Company does not anticipate any significant additional cost or time delays to procure sand from another party.

          Pacific Baja's facilities in Ensenada, Mexico are supplied with raw materials which are purchased in, and delivered from, the United States. This arrangement is intended to help insulate Pacific Baja from adverse foreign exchange fluctuations. See "Cautionary Statements and Risk Factors -- International Risks."

COMPETITION

          Pacific Baja faces significant competition in both the cast aluminum wheels automotive aftermarket industry and cast aluminum product industry. The barriers to entry to the aluminum foundry business are not prohibitive as capital costs are less than those associated with steel mills in large part because foundry operations incorporate minimal high technology.

          CAST ALUMINUM WHEELS FOR AUTOMOTIVE AFTERMARKET

          Pacific Baja faces competition in the United States from approximately 100 wheel companies of which approximately 25% have manufacturing capability. In addition, the Company faces competition from OEMs, many of whom provide custom wheels on production cars. Pacific Baja limits its sales of aftermarket wheels primarily to the North American automotive market. While the Company believes there are competitors with significant market share, to the Company's knowledge, there is no one company with over 10% share in this market.

          CAST ALUMINUM PRODUCTS FOR OEMS

          The sales of the cast aluminum products to OEMs by Pacific Baja currently is limited to OEMs operating within the United States. Pacific Baja faces competition in the cast aluminum product manufacturing industry from a large number of competitors which have greater revenues and financial resources than Pacific Baja. Barriers to entry for the cast aluminum product industry for automotive and industrial OEMs are significantly higher than the barriers to entry for cast aluminum wheels as OEMs impose high standards of quality control. The Company's Mexican manufacturing facilities provide Pacific Baja with a cost advantage over competitors with operations in the United States.


ITEM 2.   PROPERTIES

          The principal United States corporate office of the Company is located in leased premises at 21700 Oxnard Street, Suite 1550, Woodland Hills, California 91367. The office is approximately 5,400 square feet. The term of the lease expires on August 31, 2002. The Company's monthly rent for the first two and one half years of the lease term is approximately $10,000 and increases to approximately $11,000 for the duration of the lease term.

          The Company leases office space located at Suite 510, 1090 West Pender Street, Vancouver, British Columbia, which space, prior to the Company's domestication, served as its principal corporate offices. The office is approximately 2,000 square feet and is leased for a three-year term commencing June 1, 1997. The Company's annual rent is Cdn. $30,212. See "Certain Transactions with Directors and Executive Officers." The Company is in the process of subleasing this office.

          The Company leases office space located at 311-698 Seymour Street, Vancouver, British Columbia which serves as the Company's principal corporate offices in Canada. The office is approximately 500 square feet and is leased for a one year term commencing January 1, 1999. The Company's annual rent is Cdn. $3,992.

          Turbodyne Systems' production and assembly facilities are located in leased premises at 6155 Carpinteria Avenue, Carpinteria, California 93013. The facilities are approximately 28,000 square feet on 3.17 acres of land and are subleased on a month to month basis from American Appliance Inc., a private company controlled by Mr. Halimi. The term of the lease between American Appliance Inc. and its landlord expires on January 30, 2005. The Company's monthly rent is $28,224 plus operating costs, including taxes, insurance and utilities. See "Certain Transactions with Directors and Executive Officers."

          Pacific Baja's La Mirada facility is located in leased premises at 15300 Valley View Avenue, La Mirada, California 90638. The facility is approximately 95,000 square feet. The facility is leased from New England Mutual Life Insurance Company for a 75 month term expiring March 31, 2001. The rent payable by Pacific Baja is approximately $24,000 per month, inclusive of taxes and operating expenses.

          One of Pacific Baja's Mexican manufacturing facilities is located in leased premises at #700 Miramar Y Calle, 18 Ensenada, Baja California, Mexico. The facility is approximately 120,000 square feet and is leased from Baja Pacific Properties, an affiliate of the Company, for a ten year term expiring September 5, 2005. The monthly rent is $15,000, inclusive of taxes and operating expenses, and increases 5% per annum during each subsequent year of the lease. See "Certain Transactions with Directors and Executive Officers."

          The Company's other Mexican manufacturing facility is located at KM
100.5 Carretera Tinana - Ensenada, El Sauzel De Rodriguez, 22760 Ensenada, B.C., Mexico and consists of two buildings comprising approximately 130,000 total square feet. The Company purchased these facilities in December 1997.

ITEM 3.   LEGAL PROCEEDINGS

CLASS ACTION LAWSUITS. In February 1999 several purported class actions were filed against the Company and certain of its officers and directors in the United States District Court, Central District of California. These include:

ABBREVIATED CASE NAME                                   CASE NO.                    DATE FILED
---------------------                                   ---------------             ----------
Takeda, et al. v. Turbodyne Technologies, et al.        CV-99-00697-MMM              01/22/99
Zaks, et al. v. Turbodyne Technologies, et al.          CV-99-00743-WMB(RZx)         01/25/99
Linscott, et al. v. Turbodyne Technologies, et al.      CV-99-00933-MMM              01/28/99
Siebert, et al. v. Turbodyne Technologies, et al.       CV-99-01288-MMM              02/08/99
Gentile, et al. v. Turbodyne Technologies, et al.       CV-99-02194-LGM              03/01/99

The Class Actions have been filed on behalf of individuals claiming to have purchased common stock of the Company during the time period from March 1, 1997 through January 22, 1999 and the plaintiffs seek unspecified damages arising from alleged misstatements regarding certain of the Company's business activities. Plaintiffs' counsel have made motions to consolidate the actions and for appointment of lead counsel. The Company has not yet responded to the complaint. Since these actions are in the very early stages of litigation, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of these actions.

LEIGH WALKER-PENA, AS TRUSTEE OF THE TATTIANA TRUST, AND GLORIA WALKER V. VINCENT SCALICE AND TURBODYNE TECHNOLOGIES ET. AL. The Company is a party to an action filed in December 1997 in the Santa Barbara Superior Court by Leigh Walker-Pena against Vincent Scalice and the Company. The complaint alleges, as against the Company, that officers and directors of the Company told plaintiffs that the Company's stock was going to be listed on Nasdaq, that the price of the stock would increase substantially and that these statements were false and misleading and constituted intentional or negligent misrepresentations. The Company answered the complaint, has denied all of the claims and has asserted affirmative defenses. This case is in the discovery process.

POLLUTION RESEARCH & CONTROL CORP. ET. AL. V. TURBODYNE TECHNOLOGIES. On October 2, 1998, Pollution Research and Control Corp., Dasibi Environmental Corp., and Logan Medical Devices filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles alleging claims in connection with an alleged agreement between plaintiffs and the Company pursuant to which the Company was to acquire all of the issued and outstanding stock of Dasibi and Logan in exchange for $6.5 million. Plaintiffs also allege that the agreement required the Company to loan to plaintiffs the sum of $1.1 million. Plaintiffs seek compensatory and punitive damages in an unspecified amount but in excess of $2.0 million. The Company answered the complaint, has denied the allegations contained therein and has asserted thirteen separate affirmative defenses. The Company has filed a cross-complaint against Plaintiffs for breach of a written promissory note in the amount of $100,000, seeking recovery of sums lent to plaintiffs. These proceedings are in discovery.

GLOBA V. TURBODYNE. An action was filed against the Company in the Superior Court of the State of California for the County of Santa Barbara alleging breach of employment contract and fraud. Plaintiff seeks damages of lost wages, stock options for 100,000 shares of common stock of the Company and other benefits of his employment. The Company answered the complaint, denying that Plaintiff is entitled to any lost wages or any other form of compensation, and asserting fifteen affirmative defenses including that Plaintiff was discharged for cause and that he signed a written acknowledgement affirming and agreeing that he was an at-will employee. The proceedings are in discovery. On March 1, 1999, Plaintiff brought a motion for leave to file a First Amended Complaint adding allegations that he was discharged for an improper purpose.

The Company believes that the claims described above are without merit and intends vigorously to defend against them. However, no assurance can be given that the Company will prevail in these matters and the possibility exists that an adverse decision might have a material adverse effect on the financial condition of the Company.

GRAND TECHNOLOGIES ET. AL. V. TURBODYNE TECHNOLOGIES, ET. AL. On March 3, 1999 in the matter of the binding arbitration between Grand Technologies Inc. and the Company arising out of the exclusive distributorship agreement entered into between the Company and Grand in June 1996, the arbitrator has determined that the Company is liable to Grand for damages in the amount of approximately $6.65 million as a result of negligent misrepresentation, breach of contract and breach of a purchase order. The decision also provided that Grand recover its attorney's fees and costs, which to date have not been specified by the Arbitrator. The Company strongly denies any wrongdoing and will vigorously seek judicial review to have this award vacated as the Company believes that the arbitrator exceeded his powers. There can be no assurance that the Company will be successful in this effort.

          With the exception of the actions identified above, the Company and its subsidiaries are not a party with respect to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: TRBD) on the Nasdaq SmallCap Market.

     YEAR AND MONTH                                HIGH               LOW
     --------------                                ----             ------
     October 1, 1998 to December 31, 1998          $5.81            $4.09
     July 1, 1998 to September 30, 1998            17.00             3.25
     April 1, 1998 to June 30, 1998                10.81             3.75
     January 1, 1998 to March 31, 1998              4.47             2.03
     October 1, 1997 to December 31, 1997           5.50             2.72
     July 1, 1997 to September 30, 1997             6.37             3.56
     April 1, 1997 to June 30, 1997                 8.38             3.50
     March 27, 1997* to March 31, 1997              9.38             8.00

* The Common Stock commenced trading on the Nasdaq Small Cap Market on March 27, 1997

          Effective with the close of business on April 1, 1999, the Common Stock was delisted from The Nasdaq Stock Market. See "Cautionary Statements and Risk Factors -- Our Common Stock was Delisted from The Nasdaq SmallCap Market."


          As of April 14, 1999, the outstanding Common Stock was held of record by 176 stockholders.

DIVIDENDS

          The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Therefore, it should not be expected that any dividends will be declared on the Common Stock in the foreseeable future. Any dividend payment will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, operating and financial condition and capital requirements, as well as general business conditions.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The statement of operations data for the Company for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data for the Company at December 31, 1998 and 1997 are derived from, and should be read in conjunction with, the audited Financial Statements and Notes thereto included elsewhere in this Report. The statement of operations data for the Company for the years ended December 31, 1995 and 1994 and the balance sheet data for the Company at December 31, 1996, 1995 and 1994 are derived from the audited financial statements not included in this Report. The data set forth below are qualified in their entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.

         The Company's financial statements for the fiscal years ended December 31, 1998 and 1997 have been prepared according to United States Generally Accepted Accounting Principles ("US GAAP"). The Company's financial statements for the fiscal year ended December 31, 1996 and the Company's statement of operations data for the fiscal year ended December 31, 1995 included herein previously were prepared in accordance with Canadian Generally Accepted Accounting Principles ("CDN GAAP") and have been restated to conform with US GAAP and are stated in United States dollars. The Company's balance sheet data for the fiscal year ended December 31, 1995 and the Company's financial statements for the fiscal year ended December 31, 1994 included herein have been prepared in accordance with CDN GAAP and are stated in Canadian dollars.

(In Thousands, Except Share Data)

                                                                    For the Fiscal Years Ended
                                             1998           1997           1996               1995         1994
                                           --------        -------         --------         ------       -------
OPERATING DATA:

                               Sales        $40,858        $39,165          $13,944            Nil          Nil
                        Gross Profit          5,033          6,839            1,843            Nil          Nil
                            Net Loss        (30,033)       (13,185)          (5,563)        (2,603)        (936)
           Net Loss per Common Share           (.88)          (.58)            (.33)          (.46)        (.18)

BALANCE SHEET DATA:
           Working Capital (Deficit)         $4,185         $8,205           $7,026            $83        ($426)
                        Total Assets         55,046         49,726           39,441          5,202        1,899
               Long Term Liabilities         13,079         10,022            5,265            483          Nil
                   Total Liabilities         29,097         18,883           11,727            966          458
                 Shareholders Equity         25,949         30,843           27,714          4,236        1,441
        Number of Shares Outstanding     41,313,816     29,961,612       23,580,098     16,542,121   10,663,052


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

          Turbodyne Technologies Inc. and its subsidiaries (the "Company" or "Turbodyne") designs, develops, manufactures and markets proprietary products that enhance performance and reduce emissions of internal combustion engines (the "Engine Technology Division") and manufactures aluminum cast automotive products, including automotive engine components and aftermarket specialty wheels (the "Light Metals Division").The Company has developed a patented technology (the "Turbodyne Technology")designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Turbodyne Technology also has proved to reduce the production and emission of harmful pollutants. The Company has incorporated the Turbodyne Technology into its two primary products: the Turbopac(TM) and the Dynacharger(TM) (collectively, the "Turbodyne Products").

          Through Pacific Baja Light Metals Corp. ("Pacific Baja"), a wholly owned subsidiary acquired by the Company on July 2, 1996, the Company manufactures several critical engine components and assemblies including intake manifolds, oil pans, rocket arm covers, turbocharger and compressor housings for OEMs in the automotive industry and aluminum wheels for the automotive aftermarket. The Company also manufactures all of the engineered aluminum components for the Turbodyne Products.

          From the date of the acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period, the Company commenced development of the Turbodyne System, the Turbopac(TM) product and the Dynacharger(TM) product. In addition, the Company's research and development activities resulted in the filing of patent applications in respect of the Turbodyne Products. The Company undertook low volume production of its products, for the purpose of testing and evaluation with OEMs and major retrofit customers. The Company did not record any revenues attributable to sales of the Turbodyne Products through December 31, 1997 and minimal revenues through December 31, 1998. At December 31, 1998, the Company had expended an aggregate of $21,049,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing. The Company commenced limited sales of the Turbopac(TM) 2500 model in the second, third and fourth quarters of fiscal 1998 pursuant to its contract with Detroit Diesel Corporation, a major global diesel engine producer.

          RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31, 1998 AND 1997

          SALES. Sales for the year ended December 31, 1998 increased to 40,858,000 from $39,165,000 for the year ended December 31, 1997, an increase of $1,693,000 or 4.3%.

          Sales in these periods were primarily attributable to the Light Metals Division. The increase in sales is primarily attributable to an increase in the automotive components segment of the Light Metals business and the commencement of sales of the Turbodyne Products. For the year ended December 31, 1998 and 1997, respectively, of the total sales, sales attributable to the Light Metals Division accounted for sales of $40,135,000 and $39,165,000, respectively, and sales attributable to the Engine Technology Division accounted for sales of $723,000 for the year ended December 31, 1998. There were no sales in the Engine Technology Division in fiscal 1997.

          The less than expected sales for fiscal 1998 primarily is the result of much weaker than expected aftermarket wheel orders together with the delayed EPA Certification of the Detroit Diesel Urban Bus Retrofit Rebuild Kit (Turbopac(TM) 2500) and significantly slower than expected receipt of sales orders from Detroit Diesel under that program. The aftermarket demand for wheels has been forecasted to be a slow-growth or declining market as a result of the OEMs providing more custom wheels on production cars. This has been a driving force for the Light Metals Division's strategy to aggressively pursue the growing global OEM demand for precision cast aluminum components and assemblies for engine and vehicle application.

          For fiscal 1998, aftermarket wheel product sales represented 35% of the Light Metals Divisions' total sales, a decrease of $6,843,000 or 33% from fiscal 1997. For fiscal 1998, the engine and vehicle component sales represented 65% of the Light Metals Divisions' total sales, an increase of $7,813,000 or 42% from fiscal 1997. Historically, the margins on the engine components business have been lower than those for the aftermarket wheel product line. However, the Company now has in place modern equipment and facilities with substantially all of its manufacturing operations consolidated in a low labor cost environment, along with the capacity to pursue and satisfy a substantially increased volume of automotive components orders, all of which the Company expects to result in improved margins. This is a forward looking statement however and actual results may differ. For example, if labor costs increase or the Company receives less than anticipated orders for the automotive components segment of the Light Metals business then its margins may not improve. Although the automotive components segment of the Light Metals Division grew faster than expected in fiscal 1998, it did not grow fast enough to offset the decline in the aftermarket wheel segment. The Company expects continued growth in the automotive components segment of its business and a continued decline in the aftermarket wheel segment as a percentage of its total business. This is a forward looking statement however and actual results may differ. For example, if the Company's strategy to pursue the growing OEM demand for precision cast aluminum components and assemblies is not successful, the automotive engine components segment may not continue to grow as expected.

          Even though the aftermarket wheel segment is not a growth business, the Company believes that it is financially advantageous to remain in that industry as it historically has provided high gross margins. Accordingly, the Company has developed a strategy designed to ensure that it obtains a moderate and profitable market share position as one of the leading after market wheel producers. This is a forward looking statement, however, and actual results may differ. For example, a slow down in the aftermarket wheel industry could cause gross margins to fall. Further, increased competition could cause Turbodyne to lose market share and reduce profitability. In the fourth quarter of fiscal 1998, the Company expanded its wheel business to include the distribution of wheels by foreign manufacturers. Sales attributable to these distribution agreements were minimal in fiscal 1998 and may continue to be minimal in future periods.

          Profitability of the Light Metals Division is affected by seasonal factors as sales of aftermarket wheel products typically peak in the spring of each year while operating costs continue throughout the year and by increasing aluminum costs as the prices of its cast aluminum products are fixed under contract in advance of production.

          COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold in fiscal 1998 increased to $35,825,000 from $32,326,000 in fiscal 1997, an increase of $3,499,000 or 10.8%. Cost of goods sold as a percentage of net sales for fiscal 1998 increased to 87.7% from 82.5% for fiscal 1997. The cost of goods sold in each of these years was primarily attributable to the Light Metals Division. The increase in cost of goods sold as a percentage of net sales in fiscal 1998 is primarily attributable to increased manufacturing costs being realized as a result of the relocation, consolidation and modernization of all wheel production and the majority of the automotive engine components foundry and machine shop operations to the new Ensenada, Mexico plant. These costs include, among other factors, the reduction in productivity experienced as a result of operating in two remote locations as well as extraordinary costs to ensure that orders received during the relocation process were timely met.

          In fiscal 1998, the Light Metals Division incurred costs and expenses in excess of management's projections and experienced delays attributable to the relocation, consolidation and modernization of all existing aluminum foundry and machining operations which were in place in its La Mirada, California facility to its newly acquired facility in Ensenada, Mexico. These costs include costs associated with the relocation of machinery and equipment from the La Mirada facility to the Ensenada facility, the hiring and training of new employees at the Ensenada facility, temporary retention and severance costs of the labor force at the La Mirada facility, overtime premiums and transportation expedite premiums incurred to meet increased demand in the automotive components business and production inefficiencies incurred in operating two production plants during the relocation. All of these costs were expensed as incurred.

          During the fourth quarter of fiscal 1998 and first quarter of 1999, the Company began to realize favorable effects of the modernization and relocation on its profit margins as a result of greater productivity and reduced costs. The Company expects further improvements in the quality of its products, and expects greater productivity and reduced costs as the modernization and relocation efforts are fully completed. In addition, the Company anticipates that the new facility will provide the Company with adequate capacity to meet current production volume and expected growth from both new third party customers as well as increased production for the Turbodyne Products. These are forward looking statements however and actual results may differ. For example, if the modernization and relocation of the manufacturing operations of the Company does not timely occur or if the costs associated with these activities further exceed management's expectations, the Company's results of operations may be adversely effected. The Company believes that its investment in the modernization and relocation of the aluminum foundry and machining operations to Ensenada is essential to support the expected growth in both the Engine Technology and Light Metals Divisions over at least the next three years.

          Phase I of the relocation which consisted of the relocation and modernization of all wheel machining operations from the existing La Mirada facility to Ensenada was completed during the first six months of 1998. Phase II of the relocation to Ensenada, which consists of the relocation and modernization of the remaining automotive engine components foundry and machining operations located in La Mirada to the new Ensenada facility, has been substantially completed except for the relocation of the pedestal line machining operation and the installation of a new sand foundry module, each of which is expected to be completed in the second half of fiscal 1999.

          The Company experienced an acceleration of orders in the automotive engine components segment in fiscal 1998 due in part to its increased marketing efforts associated with this division. These orders were received by the Company prior to the relocation of its automotive components manufacturing operations to the Ensenada facility and therefore the Company incurred extraordinary costs to ensure the customer orders were timely met.

          The Company also incurred costs in fiscal 1998 due to a ramp up of production activities relating to the Turbopac 2500 product line to satisfy the expected orders from Detroit Diesel, the TransBusiness Group of Russia and other anticipated business.

          GROSS PROFIT. Gross profit for fiscal 1998 decreased to $5,033,000 or 12.3% of sales compared to $6,839,000 or 17.5% of sales for fiscal 1997, a decrease of $1,806,000 or 26.4%. Gross profit for these years was primarily attributable to the Light Metals Division.

          The reduction in gross profit for fiscal 1998 primarily is attributable to two factors: the extraordinary costs associated with the relocation, consolidation and modernization of the Light Metals Division and the shift in product mix from aftermarket wheel sales with higher gross margins to engine component sales with lower gross margins, all as discussed in more detail under Cost of Goods Sold above.

          SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 increased to $15,026,000 from $9,136,000 for the fiscal 1997, an increase of $5,890,000, or 64.5%. Selling, general and administrative expenses as a percentage of sales increased to 36.8% from 23.3% for the comparable fiscal year periods. These changes are primarily attributable to the additional expenses associated with the Company's marketing efforts to obtain commercial orders and develop new strategic relationships, as well as the recruiting, hiring and employment of management to grow and improve the performance of both the technology business and the light metals business, in combination with the increased expenses associated with recruiting and training of the new labor force at the new facility in Ensenada.

          RESEARCH AND DEVELOPMENT. Research and development costs for fiscal 1998 increased to $7,915,000 from $6,609,000 for fiscal 1997, an increase of $1,306,000, or 19.8%. The increase was primarily attributable to on-going development of the Dynacharger(TM) product, finalizing the Turbopac(TM) 1500, 2000, 2200 and 2500 models, final validation testing of the Turbopac(TM) 2500 model, and preparing for full scale commercial production of the Turbopac(TM) 2500 and 1500 models. In addition, development programs were also initiated for Turbopac(TM) 3000 and 3500 models expanding the product line to meet the requirements for larger engines. Research and development costs also included the operation and expansion of the Company's quality control laboratory at Turbodyne Systems. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

          COMPENSATION EXPENSE. During fiscal 1998, the Company granted 760,000 stock options to consultants for various services rendered associated with marketing, legal and related matters that the Company deemed essential to its operations at prices ranging from $2.35 to $8.50. As a result, the Company recognized $3,308,000 of compensation expense in fiscal 1998. The Company doesn't anticipate any further significant granting of options to non-employees in subsequent periods.

          OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts and interest income on cash. Interest expense for fiscal 1998 increased $30,000 or 3.9% from fiscal 1997. The increase was attributable to an increase in interest income due to an increase in the Company's average daily cash position offset by additional borrowings and financing for property and equipment purchases.

          NET LOSS. Net loss for fiscal 1998 was $30,033,000, an increase of $16,848,000 compared to the prior period. Of the increase in net loss for fiscal 1998, a substantial portion was on a non-cash and nonrecurring basis, consisting in part of $1,400,000 of non-cash accruals for contingent liabilities associated with certain legal actions pending against the Company, approximately $1,000,000 of non-cash inventory reserve and write off, $700,000 non-cash accrual for potential tax liability and $3,308,000 of non-cash non-employee compensation expenses largely attributable to consultants retained by the Company to assist it in connection with marketing, legal and related matters. On a cash basis, the net cash used in the Company's operating activities was $18,269,000, or $4,476,000 greater than the comparable prior period. In addition to the non-cash items discussed above, a significant portion of the increase in net loss and cash used in operating activities also is directly related to the reorganization, modernization and relocation of the Light Metals Division, which as of March 31, 1999, is substantially complete. For fiscal 1998, the Light Metals Division reported a net loss before taxes of $4,595,000, including $2,323,000 of relocation charges. For fiscal 1997, the Light Metals Division reported a profit before taxes of $1,870,000. The net impact on the operating results of the Light Metals Division for fiscal 1998 due primarily to the decline in wheel orders and the Company's relocation efforts, was a reversal from profitability to a loss in the amount of $6,465,000, or 38% of the reported increase in net loss in fiscal 1998.

          YEAR ENDED DECEMBER 31, 1997 AND 1996

          SALES. Net sales for the fiscal year ended December 31, 1997 increased to $39,165,000 from $13,944,000 for the fiscal year ended December 31, 1996, an increase of $25,221,000, or 181%. The sales in both years were attributable entirely to the Light Metals Division. The increase is largely attributable to the inclusion of the financial results of the Light Metals Division for the entire 1997 fiscal year as compared to the 1996 fiscal year in which the financial results of the Light Metals Division were included commencing July 2, 1996, the effective date of the acquisition of the Light Metals Division. For the 1997 fiscal year and the 1996 fiscal year, respectively, of the total sales attributable to the Light Metals Division, sales of aftermarket wheel products accounted for sales of $20,691,000 and $8,560,000, respectively, and sales of cast aluminum products, including compressor housings and manifolds, accounted for sales of $18,474,000 and $5,384,000, respectively. The net sales for fiscal 1997 also include sales of $2,258,000 related to the Navistar machining business conducted pursuant to the Navistar contract. See "Item 1. Business--Light Metals Division--Material Supply Agreements."

          COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Costs of goods sold for fiscal 1997 increased to $32,326,000 from $12,101,000 for fiscal 1996, an increase of $20,225,000, or 167%. The cost of goods sold in each of these years was attributable solely to the Light Metals Division. The increase primarily is due to the inclusion of the financial results of the Light Metals Division for the entire 1997 fiscal year as compared to the 1996 fiscal year in which the financial results of the Light Metals Division were included commencing July 2, 1996, the effective date of the acquisition of the Light Metals Division. Of the total cost of goods sold attributable to the Light Metals Division, cost of goods sold related to the aftermarket wheel products accounted for $16,701,000 and cost of goods sold related to the cast aluminum products, including compressor housings and manifolds, accounted for $15,074,000.

          Cost of goods sold as a percentage of net sales was 83% and 87% for fiscal 1997 and fiscal 1996, respectively.

          GROSS PROFIT. Gross profit for fiscal 1997 increased to $6,839,000 from $1,843,000 for fiscal 1996, an increase of $4,996,000, or 271%. Gross profit for these years also was attributable solely to the Light Metals Division. Of the gross profit attributable to the Light Metals Division, sales of aftermarket wheel products accounted for gross profits of $3,990,000 and sales of cast aluminum products, including compressor housings and manifolds, accounted for a gross profit of $3,400,000.

          RESEARCH AND DEVELOPMENT. Research and development costs increased to $6,609,000 in fiscal 1997 from $3,622,000 in fiscal 1996, an increase of $2,987,000, or 83%. This increase was primarily attributable to finalizing the Turbopac(TM) 1500 and 2500 models, final testing of the Turbopac(TM) 2500 model, on-going development of the Dynacharger(TM) product and preparing for full scale commercial production of the Turbopac(TM) 1500 model. Research and development costs also included the operation of the Company's quality control laboratory at Turbodyne Systems.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $9,136,000 for fiscal 1997 from $2,822,000 in fiscal 1996, an increase of $6,314,000, or 224%. The increase in operating expenses was largely due to the addition of the operating expenses associated with the Light Metals Division as well as additional expenses relating to increased product development efforts, including expenses associated with overseas travel in conjunction with the Company's pursuit of strategic relationships and the designation of its Common Stock on the Easdaq Market. See "Item 1. Business--Engine Technology Division--Marketing Efforts and Joint Venture Relationships." Also, the Company incurred additional expenses associated with start-up costs related to the Navistar machining work, increased training for the new labor force hired and more than expected scrapping and recasting of new product lines to obtain the necessary quality levels.

          OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts.

          NET LOSS. The Company recorded a net loss of $13,185,000 in fiscal 1997 and a net loss of $5,563,000 in fiscal 1996 for the reasons set forth above.


          LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja. At December 31, 1998, the principal source of liquidity for the Company was $1,257,000 of cash as compared to $949,000 at December 31, 1997.

          Cash used in operating activities for fiscal 1998 and 1997 was $18,269,000 and $13,793,000, respectively, primarily as a result of net losses from operations and the finance of the increase in accounts receivable and inventory.

          Cash used in investing activities for fiscal 1998 and 1997, was $2,725,000 and $6,868,000, respectively, resulting primarily from the purchase of property and equipment primarily related to the relocation of the Company's manufacturing facilities from La Mirada to Ensenada.

          Cash provided by financing activities for fiscal 1998 and 1997 was $21,418,000 and $18,241,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

          The Company believes that funds generated from Pacific Baja, existing working capital, and its existing and anticipated financing activities will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

          YEAR 2000

          Computer based systems that require date/time calculations to operate correctly are subject to miscalculations and system failure on and after year 2000. This is known as the Y2K problem. The Y2K problem affects systems that were developed to accept two digit entries for the year in the date code field. After midnight on December 31, 1999, these systems may recognize a date using `00' as the year 1900 rather than the year 2000. Another known issue is that many systems will not recognize the year 2000 as a leap year. The Y2K problem is pervasive in that it goes beyond internal systems to involve supply and distribution chains and extends to both public and private infrastructure services including water, gas, electricity, transportation and communications.

          The Company believes its products are Year 2000 compliant.

          The Company is continuing the comprehensive evaluation of its internal business systems. Certain infrastructure and information systems are being upgraded to meet Year 2000 requirements. At the completion of these current projects, the Company will be conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has substantially completed the risk analysis on all systems. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems have been inventoried and analyzed and that the Company will complete certification and/or testing by the end of the third quarter of 1999.

          The Company is continuing to review its suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has completed a survey of substantially all of its suppliers and has evaluated their individual risk potential as well as the risk potential of their suppliers. These suppliers represent that they currently are Y2K compliant or will be by December 31, 1999. Currently, the Company's contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support the Company's operations for the first half of 2000. Though the Company believes it has sufficient alternatives and liquidity to meeting this contingency strategy, such failures of suppliers remain a possibility and could have a material adverse impact on the Company's results of operations and financial condition.

          The Company has spent approximately $50,000 on the discovery, planning and resolution phases of its Y2K program, which includes hardware and software upgrades and replacements and consulting fees. Management anticipates that the remainder of the Y2K redemption process to cost approximately $100,000. These costs are being expensed as incurred.

          Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note Regarding Forward-looking Information," set forth at the beginning of this Report. Readers should understand that the dates on which the Company believes Year 2000 issues will be resolved are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that it has the ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third party liability.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET

          Our Common Stock was delisted from The Nasdaq SmallCap Market on April 1, 1999. While we have requested a review of the determination to delist our securities, we cannot assure you that the reviewing body will determine to reinstate our securities for trading on The Nasdaq Stock Market. The ability of our stockholders to buy and sell shares of common stock may be materially impaired. Also, any continued delisting of our common stock could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

WE MAY BECOME SUBJECT TO RULES RELATING TO LOW-PRICED OR PENNY STOCK

         The Company expects that the common stock may be traded in the over-the-counter markets through the "pink sheets" or on the NASD's OTC Bulletin Board, in which event the common stock would be covered by a SEC rule that imposes additional sales practice requirements on broker-dealers who sell our securities to certain persons. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock.

WE HAVE NO HISTORY OF PRODUCT SALES

          None of the Turbodyne Products are commercially produced except for the TurbopacTM 1500 product and limited commercial production of the TurbopacTM 2500 product. The other models of the TurbopacTM product and all models of the DynachargerTM product remain in various stages of development. We cannot assure you that the other TurbopacTM models and DynachargerTM products will be developed timely or that they will be commercially accepted. The failure of the TurbopacTM and DynachargerTM products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES

          To date, we have not been profitable. We reported net losses of $30,033,000, $13,185,000 and $5,563,000 for the fiscal years ended December 31,
1998, 1997 and 1996, respectively. At December 31, 1998, we had an accumulated deficit of $54,269,000. We cannot assure you that we will report net income in any future year or period. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ANTICIPATED FINANCING TRANSACTIONS

         We have reported net losses in each year since we began operations. We do not have substantial cash on hand. If our anticipated financing transactions are not completed timely, our research and product development efforts may be substantially delayed or eliminated and our business and results of operations will be materially adversely affected.

WE HAVE ENCOUNTERED DELAYS AND START-UP COSTS IN DEVELOPING OUR PRODUCTS

         We have recently completed final design of the DynachargerTM product and we have commenced only limited commercial production of certain of the TurbopacTM models. Historically, we have encountered unexpected delays in development due to undetected design defects or changes to specifications and we may continue to experience delays. These delays could increase the cost of development of these products and affect the timing of commercial availability. Our revenue in fiscal 1999 will depend to a significant degree on sales of the TurbopacTM product, which we commercially introduced in the third quarter of 1997. If we encounter problems in the application of the TurbopacTM product or any other new products, our business and prospects could be materially and adversely affected. Moreover, we do not expect to begin production of the DynachargerTM product until we have entered into joint venture relationships with reliable manufacturers of turbochargers. While we have entered into agreements with certain manufacturers, we have not yet received, and may never receive, purchase orders under these agreements. If we are unable to form these relationships timely, or at all, or if our existing relationships or future relationships do not result in purchase orders, our potential sales of the DynachargerTM product and our results of operations will be materially adversely affected.

         We have incurred, and likely will continue to incur substantial start-up costs associated with the introduction of new products. As a result, we likely will incur operating losses or experience a reduced level of profitability in periods following product introduction. We cannot assure you that any new product will receive market acceptance or that the product can be sold at a profit. Additionally, both the DynachargerTM and certain of the TurbopacTM models have undergone only limited testing; consequently, once commercially introduced, each product could require additional refinement. Moreover, in the event government standards regarding emissions are increased, we may need to modify its design and improve the Turbodyne Technology to meet these new standards, which may require significant expenditures and delay production of the Turbodyne Products. Any delay in commercial production or additional refinement to these products could result in a material adverse effect on our business, operating results and financial condition.

OUR MARKETING EFFORTS INVOLVE LONG TESTING PERIODS

          We have entered into, and expect to continue to enter into, relationships with OEMs and with parties in the aftermarket installation sector in an effort to market the Turbodyne Products. These parties typically engage in testing programs concerning our products that last for a period between three to five years. During this period, we may provide certain products to these parties free of charge or at a reduced rate. In addition, we devote a significant amount of time and attention to pursuing these programs in an effort to obtain purchase orders for the products tested. These parties are under no obligation to purchase our products during these testing periods and following their evaluations, may determine not to purchase any products from us. Alternatively, these parties may request modifications to existing products in order to satisfy specific regulations imposed in the countries in which they operate. Accordingly, we may expend a significant amount of time and devote substantial resources to these testing programs which may not result in any sales or if purchase orders are obtained, it may occur many years following the commencement of the related testing program.

WE WILL LIKELY EXPERIENCE POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

          We have experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been and may be caused by many factors including:

o    introduction or enhancement of products by us and our competitors,

o    customer demand for our products,

o development and marketing expenses relating to the introduction of new products or enhancements of existing products,

o timing of certification of certain products by the U.S. Environmental Protection Agency and other environmental regulatory organizations,

o results from third parties participating in pilot programs involving our products,

o    changes or anticipated changes in pricing by us or our competitors,

o the mix of products sold and the gross margins attributable to such products,

o    industry and technology developments,

o    product delays or other product quality problems,

o    currency fluctuations,

o    the timing of orders from customers,

o    order cancellations,

o delays in shipment and other developments and decisions including the timing and extent of development expenditures, and

o    other unanticipated operating expenses and general economic conditions.

         Moreover, sales of aftermarket wheel products typically peak in the spring of each year. We anticipate that our operating results will continue to fluctuate significantly in the future as a result of these and other factors. A substantial portion of our costs and expenses are related to costs of engineering services and other personnel costs, product development, facilities and marketing programs. We cannot adjust the level of spending for these costs and expenses quickly and our level of spending is based, in significant part, on our expectations of future revenues. If revenues are below expectations, our quarterly and annual operating results will be adversely effected, which could have a material adverse effect on our results of operations.

INTENSE COMPETITION

          The business environment in which we operate is highly competitive. Certain of our competitors have and potential competitors may have greater financial, marketing, technological and other resources. We believe that no products technologically similar to the TurbopacTM and DynachargerTM products have been sold. However, future competitors may develop related technologies that improve the performance of internal combustion engines and/or reduce emissions that are not encompassed by our patents. In addition, other companies may be issued patents which may inhibit our ability to develop certain products encompassed by those patents. There also may be improvements to existing technologies.

          If new techniques are developed and are commercially successful, they may reduce our potential market share or make the Turbodyne Products less attractive or obsolete, each of which will adversely effect our business. In addition, a relatively small number of OEMs hold a significant share of the automotive market and the determination of an OEM not to incorporate the TurbopacTM products into its product line may force us to expend additional amounts to gain market share and/or significantly reduce our potential market share.

          Our strategy is one of aggressive product development and enhancement and patent support to protect a competitive position to the extent practicable. However, we cannot assure you that the market will determine that the Turbodyne Products are superior to existing or subsequently developed competitive products, that we will obtain significant market share or be able to adapt to evolving markets and technologies, develop new products or achieve or maintain technological advantages.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY ASSETS

          We have filed patent applications in the United States and in certain foreign jurisdictions relating to the Turbodyne System, the TurbopacTM product and the DynachargerTM product. Certain patents have been issued and other applications are in various stages of review at the U.S. or foreign patent office. Application for a patent offers no assurance that a patent will be issued or issued without material modification. Moreover, we cannot assure you that patents will be issued, or that issued patents will not be circumvented or invalidated, that proprietary information can be maintained as such or that we will be able to achieve or maintain a technological advantage. We may incur substantial costs seeking to enforce our patent rights against infringement or the unauthorized use of our proprietary technology by others or in defending ourselves against similar claims of others. Our trade secrets and proprietary know-how are critical for us to achieve and maintain a competitive position. We cannot assure you that others may not independently develop similar or superior technologies or gain access to our trade secrets or know-how.

OUR PRICING STRATEGY MAY BE INEFFECTIVE

          We have developed a pricing strategy and price lists for sales of the Turbodyne Products. This pricing strategy is based on retail selling prices of indirectly competitive products and on estimated costs of production. Market acceptance of the Turbodyne Products will be heavily dependent on our pricing policy and the cost-benefit to the user of the Turbodyne Products. The marketplace might not accept our pricing levels. Additionally, the cost benefit to manufacturers for using Turbodyne Products may be insufficient to encourage mass purchase. If our current price lists are not accepted by the market, we may have to decrease our prices which will result in lower margins and could have a material adverse effect on the results of our operations.

WE DEPEND ON KEY PERSONNEL

          The skills and efforts of our management team and engineering staff, including our Chairman of the Board of Directors and developer of the Turbodyne Technology, Mr. Edward M. Halimi and President and Chief Executive Officer, Mr. Walter Ware are critical to our success. We have entered into an employment agreement with Mr. Halimi and have agreed to the terms of an agreement with Mr. Ware each with terms expiring in 2008. We maintain no insurance on the lives of the senior management or scientific staff. As we grow, we will continue to hire, appoint or otherwise change senior management and members of the engineering staff. We cannot assure you that executive officers and key personnel will remain with us or that we will attract additional qualified members to management in the future. The loss of services of Mr. Halimi, Mr. Ware or of any key employee could have a material adverse effect on our business.

RELOCATION OF MANUFACTURING FACILITIES

          We are relocating and modernizing our manufacturing facilities from La Mirada, California to Ensenada, Mexico. Phase I of the relocation which consisted of the relocation and modernization of all wheel machining operations from the existing La Mirada facility to Ensenada was completed during the first six months of 1998. Phase II of the relocation to Ensenada, which consists of the relocation and modernization of the remaining automotive engine components foundry and machining operations located in La Mirada to the new Ensenada facility, has been substantially completed except for the relocation of a small pedestal line machining operation and the installation of a new sand foundry module, each of which is expected to be completed in the second half of fiscal 1999. Expenses for the relocation of the wheel machining operations and the automotive engine components exceeded our projections. The relocation has taken longer than we initially expected. Further unexpected costs and delays in connection with the relocation of the automotive engine components foundry and machining operations may adversely affect results of our operations and profitability.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE

         The industries in which we compete are characterized by rapid and significant technological change. Our success will depend in large part not only on the success of the initial introduction of the TurbopacTM product and the DynachargerTM product, but also on the ability to enhance these products and develop new products. Moreover, changes in manufacturing technology could require us to make significant expenditures on new plant and equipment in order to remain competitive, all of which could adversely affect our operating costs and results of operations. We cannot assure you that our products will be commercially accepted or that we will be able to enhance existing products or develop new products. We also cannot assure you that technological change will not render obsolete or uneconomical any of our products. Our ability to continue to develop and market new and improved products that can achieve significant market acceptance will determine our future sales and profitability.

DECLINE IN SALES OF AFTERMARKET WHEEL PRODUCTS

          Sales of aftermarket wheel products have continued to decline in recent years. Aftermarket wheel products represented approximately 60% of sales of our Light Metals Division for fiscal 1996, 53% of sales of our Light Metals Division for fiscal 1997 and 35% of sales of our Light Metals Division for fiscal 1998. We are aggressively pursuing a strategy to meet the growing OEM demand for precision cast aluminum components and assemblies for several reasons including to compensate for the decreased sales in aftermarket wheel products. We believe that sales attributable to aftermarket wheel products will continue to decline. This decline could have a material adverse effect on our business and results of operation.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS

          Revenues attributable to the Light Metals Division accounted for 100% of the revenues of the Company in each of fiscal 1996 and 1997 and accounted for substantially all of the Company's revenues fiscal 1998. The majority of sales attributable to the Light Metals Division are to approximately four customers. These four purchasers accounted for approximately 80% of net sales in fiscal 1996, 1997 and 1998. The loss of any major customer, a significant decrease in product shipment to, an inability to collect amounts owing from, a deterioration of the relationship with or any change in the financial condition of any of these customers could have a material adverse effect on our business and operating results.

CUSTOMER PREFERENCES

          Certain of the products of the Light Metals Division are subject to short term changes in consumer preferences and demands. If consumer preferences change, existing products or products under development may become unmarketable which could adversely effect our sales and results of operations.

INTERNATIONAL RISKS

          A significant amount of the production in the Light Metals Division takes place at the Ensenada, Mexico facility and is imported into the United States under favorable trade agreements existing between the governments of the United States and Mexico. Changes in the provisions of these trade arrangements and in North American trade agreements generally could adversely affect the production costs and profitability of the Light Metals Division. In addition, changes in the foreign exchange rates for the Mexican Peso and the US Dollar or changes in economic and political conditions, import and export controls, tariffs, and other regulatory requirements could adversely affect certain operating costs and the results of our operations.

RAW MATERIALS

          Although there are many potential suppliers of aluminum, we currently rely on a single source of supply for approximately 70% of our aluminum. Accordingly, the business interruption of a supplier could cause temporary delays or interruptions in our operations while we procure an alternative supplier. Such delays, if encountered for an extended period, could have a material adverse effect on our business and results of operations. Additionally, we purchase the raw aluminum material for our products at market prices. Changes in demand and price of aluminum could reduce our margins on cast aluminum products as the cost of these products is fixed under contract in advance of production and could affect our ability to deliver products pursuant to contractual commitments. If the margins on our cast aluminum products decrease or if we are unable to complete our contractual obligations, the results of our operations could be materially adversely effected.

VOLATILITY IN RUSSIAN FINANCIAL MARKETS

          The Russian economy recently has experienced severe volatility in both financial and currency markets despite the monetary support and financing provided by the International Monetary Fund. The Russian ruble has been allowed to devalue significantly and generally lacks convertibility into other currencies. Political reforms in Russia continue to be instituted by its current President, but the pace of reform is slowing. These developments have been accompanied by a substantial decline in the Russian stock market.

          It is uncertain whether stability will return to the Russian financial markets. Continued or increased economic difficulties in Russia will limit potential sales of our products into the Russian market generally, and will decrease the likelihood that TransBusiness Group of Moscow will obtain the necessary financing in order for the Company to commence shipments of the Turbopacs(TM) pursuant to its agreement with TransBusiness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR STOCK PRICE IS EXTREMELY VOLATILE

         The price of our Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or purchase orders for the Turbodyne Products, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance.

EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE STOCK

         As of April 15, 1999, approximately 48,150,458 shares of Common Stock will be outstanding assuming the exercise of all outstanding options and warrants. Although some of these options and warrants are exercisable at prices which may exceed the current prevailing market prices of our Common Stock, their existence could potentially limit the scope of increases in the market value of the Common Stock which might otherwise be realized. The terms on which we may obtain additional financing during the respective terms of these outstanding stock options and warrants may be adversely affected by their existence. The holders of these stock options and warrants may exercise these securities at times when we might be able to obtain additional capital through one or more new offerings of securities or other forms of financing on terms more favorable than those provided by these stock options and warrants.

offerings of securities or other forms of financing on terms more favorable than those provided by such stock options and warrants.

ABSENCE OF DIVIDENDS

         We have never paid cash dividends on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Any future determination to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by the Board of Directors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the report of Independent Public Accountants are included on pages F-1 to F-21 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 14, 1999:


NAME AND POSITION                             AGE      COMMENCEMENT OF SERVICES
---------------------------------------       ---      ------------------------

Robert Taylor (1)                             59           July 12, 1996
Director

Walter F. Ware                                55           October 1, 1997
President and Chief Executive Officer

Edward M. Halimi                              54           October 18, 1993
Chairman of the Board

Leon E. Nowek (1)                             42           October 18, 1993
Vice Chairman, Secretary and Director

Daniel Geronazzo (1)(2)(3)                    68           January 24, 1995
Director

Dr. Sadayappa Durairaj                        55           September 16, 1996
Director

Wendell R. Anderson (2)(3)                    66           November 20, 1995
Director

Khal A. Kader                                 26           July 6, 1998
Chief Financial Officer

Duane Rosenheim                               66           June 16, 1998
Chief Operating Officer

-------------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Stock Option Committee

          EDWARD M. HALIMI is Chairman of the Board of Directors. From October 18, 1993 to March 11, 1998, Mr. Halimi served as President and Chief Executive Officer of the Company. Mr. Halimi developed the Turbodyne Technology which is incorporated into the Company's two primary products. Mr. Halimi spent 11 years working with FerroPlast Corporation, an international company specializing in the engineering and manufacture of diesel engines, pumps, electric motors and farm equipment. As a Vice-President, Mr. Halimi worked in the engineering and manufacturing divisions in the Middle East and Europe and was responsible for the home building and housing operations in the United States. From 1988 to 1991, Mr. Halimi was the President and Chief Executive Officer of Technodyne Corporation, a manufacturer of heat management and temperature control units and since 1989 serves as Chief Executive Officer of Biosonics Corporation, a research and development company in the fields of ultrasonics, vibration control and semi-conductor research and electronics.

          LEON E. NOWEK is Vice Chairman, Secretary and a director of the Company and is responsible for business development activities as well as regulatory affairs. Mr. Nowek was appointed a director of the Company in 1993, as Vice Chairman in February 1998 and as Secretary in July 1998. From June 1995 to February 1998, Mr. Nowek served as the Company's Chief Financial Officer. Prior thereto, since July 1993, Mr. Nowek was an independent management consultant.

          WENDELL R. ANDERSON is a director of the Company. Mr. Anderson is an attorney with the firm of Larkin, Hoffman, Daly and Lindgren Ltd. of Bloomington, Minnesota and has been practicing law since 1963. Mr. Anderson has held several positions of public office. From 1959 to 1963 Mr. Anderson was a state representative from Minnesota and served as state senator from 1963 to 1971. In 1971, Mr. Anderson was elected as Governor of the State of Minnesota. At that time, he was the nation's youngest governor. In 1977, Mr. Anderson became a United States Senator from the State of Minnesota. He held office for a period of two years. During his term, he served on various committees including the environment and public works committee, the budget committee, the natural resources committee and armed services committee. Mr. Anderson serves as a director of FingerHut Companies Inc., a database marketing company listed on the New York Stock Exchange which sells a broad range of products through catalogs, direct marketing and the Internet, National City Bancorp, a Nasdaq listed company and ECOS Group, Inc., a company listed on the OTC Bulletin Board and involved in waste management services.

          SADAYAPPA DURAIRAJ is a director of the Company. Mr. Durairaj is a cardiologist and businessman based in California. He obtained his Medical degree from Madural Medical College in India in 1966 and has been certified by both the American Board of Internal Medicine and the Canadian Board of Internal Medicine and Cardiology. Since 1994, he has served as the President and Chief Executive Officer of the Pacifica Hospital and Sierra Medical Clinic. Dr. Durairaj also serves as associate Clinical Professor of Medicine at USC Los Angeles. Dr. Durairaj was Chairman and founder of Pacific Baja Holdings which was acquired by the Company effective July 2, 1996. Dr. Durairaj is also Chairman of Brentwood Bank (California) and VSK Ferro Alloys (India).

          DANIEL GERONAZZO is a director of the Company. Mr. Geronazzo was an attorney in private practice located in the Province of British Columbia for the past 35 years.

          ROBERT F. TAYLOR is a director of the Company. Mr. Taylor served as Chief Operating Officer of the Company from January 1, 1997 to June 30, 1997. Mr. Taylor is a chartered accountant and is a member of the Institute of Chartered Accountants of Alberta, Canada. Mr. Taylor was appointed a director and president of Shell Canada Products ("Shell") in 1993 and has served in various capacities with Shell since 1967 in Calgary, Toronto and London, England. Mr. Taylor retired from Shell in 1996. Mr. Taylor is a director and member of the Audit Committees of Pembina Pipeline

Income Fund and WestCastle Energy Trust, each of which company trades on the Toronto Stock Exchange.

          WALTER F. WARE was appointed Chief Executive Officer and President of the Company effective March 11, 1998. Prior thereto, since October 1997, Mr. Ware served as the Company's Chief Operating Officer. Mr. Ware has served as a director of the Company since December 1, 1997. From October 1995 to September 1997, Mr. Ware served as Senior Vice President and Corporate Officer of Detroit Diesel Corporation and as a director of several of its subsidiary corporations. Prior thereto, Mr. Ware served in several senior management positions with the Garrett Automotive Group division of Allied Signal Corporation including Group Vice President, North American Automotive Operations, Managing Director Garrett Automotive - Europe and Chief Technical Officer.

          KHAL KADER was appointed Controller of the Company in July 1998 and became Chief Financial Officer of the Company later that month. Prior to joining the Company, since 1994, Mr. Kader practiced as a certified public accountant with KPMG Peat Marwick LLP in Los Angeles, California. Mr. Kader is a member of the Institute of Certified Public Accountants.

          DUANE ROSENHEIM was appointed Chief Operating Officer of the Company in June 1998. Prior thereto, and for the past six years, Mr. Rosenheim was an independent consultant working primarily with the Company to develop its prototype product which has been incorporated into the TurbopacTM and DynachargerTM products. Prior thereto, Mr. Rosenheim served in several positions at the Delco Electronics Division of General Motors Corporation including Quality Engineering Manager and Manager of the Quality, Manufacturing and Operations Administration Departments.

          Certain other information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

          SUMMARY COMPENSATION TABLE

          The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three years ended December 31 indicated below.

                                                                     LONG TERM
                                                                    COMPENSATION

                                                                     NUMBER OF
                              FISCAL YEAR                            SECURITIES
                              ENDED            ANNUAL COMPENSATION   UNDERLYING   ALL OTHER
NAME AND POSITION (1)         DECEMBER 31    SALARY          BONUS    OPTIONS    COMPENSATION
---------------------------------------------------------------------------------------------
Edward M. Halimi(2)           1998         $180,000      $     --     200,000    $   --
Chairman of the Board         1997          180,000         162,000   200,000        --
                              1996           60,000            --       --           --
---------------------------------------------------------------------------------------------
Leon E. Nowek(3)              1998         $162,000      $     --     200,000    $   --
Vice  Chairman of the Board,  1997          162,000         145,800   200,000        --
Secretary                     1996           30,000 Cdn        --       --           --
---------------------------------------------------------------------------------------------
Walter F. Ware                1998         $180,000      $     --     200,000    $   --
Chief Executive  Officer      1997         $ 60,000            --     150,000        --
and President(4)                                                                     --
---------------------------------------------------------------------------------------------

(1) For a description of the employment contract between certain officers and the Company, see "Employment Contracts," below.
(2) Mr. Halimi served as Chief Executive Officer of the Company from October 1993 to March 1998. Currently Mr. Halimi serves as Chairman of the Board
(3) Mr. Nowek served as Chief Financial Officer of the Company from June
    1995 to February 1998. Currently, Mr. Nowek serves as Vice-Chairman of the Board and Secretary of the Company.
(4) Mr. Ware served as Chief Operating Officer of the Company from October 1997 to March 1998. Currently Mr. Ware serves as Chief Executive Officer and President.

          OPTION GRANTS IN LAST FISCAL YEAR

          The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 1998 to the Named Executive Officers.

-------------------------------------------------------------------------------------------------
                                                                            Potential Realizable
                    Number of   Percent Of                                  Value At assumed Rate
                    Securities  Total Options                               of Stock Price
                    Underlying  Granted To     Exercise Or                  Appreciation for
                    Options     Employees In   Base         Expiration      Option Term(4)
Name of Officer     Granted (1) Fiscal Year(2) Price(3)       Date
                                                                               5%         10%
----------------------------------------------------------------------------------------------------
Edward M. Halimi    200,000     3.15%          $2.35       March 11, 2003    $1,182,000   $1,491,000
----------------------------------------------------------------------------------------------------
Leon E. Nowek       200,000     3.15%          $2.35       March 11, 2003     1,182,000    1,491,000
----------------------------------------------------------------------------------------------------
Walter F. Ware      200,000     3.15%          $2.35       March 11, 2003     1,182,000    1,491,000
----------------------------------------------------------------------------------------------------

(1)  These options are immediately exercisable upon grant.

(2) Options covering an aggregate of 6,346,610 shares were granted to eligible persons during the fiscal year ended December 31, 1998.

(3) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(4) The potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Commission and do not represent a forecast of the future appreciation of the Company's Common Stock.

          STOCK OPTIONS HELD AT FISCAL YEAR END

          The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during the fiscal year ended December 31, 1998, the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the Nasdaq Small Cap Market on December 31, 1998 ($4.63).

------------------------------------------------------------------------------------------------------
                       Shares                      Number of Securities         Value of Unexercised
                       Acquired               Underlying Unexercised Options  in-the-Money Options at
                       on           Value          at December 31, 1998          December 31, 1998
    Name of Officer    Exercise   Realized    Exercisable   Unexercisable    Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------
Edward M. Halimi       200,000   $1,809,400   200,000       --                $455,000       --
------------------------------------------------------------------------------------------------------
Leon E. Nowek          200,000    1,482,418   200,000       --                 455,000       --
------------------------------------------------------------------------------------------------------
Walter F. Ware            --         --       350,000       --                 623,750       --
------------------------------------------------------------------------------------------------------

          EMPLOYMENT CONTRACTS

          Edward Mr. Halimi and Leon E. Nowek each is a party to an employment agreement dated August 1, 1997, as amended on January 27, 1998, (respectively, the "Halimi Agreement" and the "Nowek Agreement" and together the "Employment Agreements") between each officer, the Company and Turbodyne Systems. Mr. Halimi initially was employed as President and Chief Executive Officer of the Company and Turbodyne Systems. Effective March 11, 1998, Mr. Halimi, the Company and Turbodyne Systems agreed, pursuant to the terms of the Halimi Agreement, to change Mr. Halimi's position to Chairman of the Board and to modify his duties and responsibilities accordingly. Mr. Nowek initially was employed as Chief Financial Officer of the Company and Turbodyne Systems. Effective February 1998, Mr. Nowek, the Company and Turbodyne Systems agreed, pursuant to the terms of the Nowek Agreement, to change Mr. Nowek's position to Vice Chairman of the Company and Turbodyne Systems. Pursuant to the terms of the Employment Agreements, Mr. Halimi and Mr. Nowek are paid an annual salary of $180,000 and $162,500, respectively, and are entitled to annual cash bonuses of up to 150% of their respective base salaries based on the consolidated net operating income (before taxes) of the Company, Turbodyne Systems or Pacific Baja, whichever is greater. Each Employment Agreement also provides that in each year of the term of the Employment Agreement, the Company shall grant to the officer options to purchase 200,000 shares of Common Stock in accordance with the Company's stock option plan then in effect. Each officer and the members of their respective families are entitled to participate in any life and disability insurance, pension dental, medical, pharmaceutical, hospitalization, health insurance and any other employee benefit programs as may be provided from time to time by the Company. Each Employment Agreement is for a ten year term and will renew for successive one year periods unless one party to the Employment Agreement provides written notice of its election not to renew at least 30 days prior to the expiration of the initial term or any successive one year terms. Each officer may terminate his Employment Agreement at any time upon three months prior written notice of his intention to so terminate. In the event that either officer is terminated by the Company without "cause," as defined in the Employment Agreement, he is entitled to receive the compensation that otherwise would have been payable to him from the date of termination to the expiration date of the then current term.

          The Board of Directors has resolved to enter into a five year employment agreement with Mr. Ware, pursuant to which Mr. Ware will be entitled to receive an annual base salary equal to $180,000 plus an annual cash bonus based on the net operating profit of the Company and its subsidiaries. The maximum bonus will be 150% of base salary. Mr. Ware will be entitled to participate in share option plans, share purchase plans, bonus plans and other financial assistance plans at the discretion of the Board of Directors of the Company.

          Certain other information regarding executive compensation will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of March 1, 1999 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 21700 Oxnard Street, Suite 1550, Woodland Hills, California 91367, unless otherwise set froth below such person's name.

--------------------------------------------------------------------------------
                                             Number of Shares of
                                                 Common Stock
                                                 Beneficially
      Name and Address                            Owned (1)         Percent(1)
--------------------------------------------------------------------------------
Edward Mr. Halimi(2).............................  3,450,000          8.3 %
Leon E. Nowek(3).................................  1,100,000          2.6
Wendell R. Anderson(4)...........................    200,000            *
Sadayappa Durairaj(5)............................    874,000          2.1
Daniel Geronazzo(6)..............................    115,000            *
Robert Taylor(7).................................     32,000            *
Walter F. Ware(8)................................    351,690            *
Directors and executive officers as a
group(2)(3)(4)(5)(6)(7)(8)(9)....................  5,967,356         14.0
--------------------------------------------------------------------------------

* less than 1%.


(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding share of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 1, 1999.

(2) Consists of (a) 3,250,000 escrow shares held in the name of March Technologies Inc., a private company controlled by Mr. Halimi and (b) 200,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(3) Consists of (a) 900,000 escrow shares held in the name of L.N. Family Holdings, Inc., a company controlled by Mr. Nowek and (b) 200,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(4) Consists of 200,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(5) Includes 200,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999

(6) Includes 100,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(7) Consists of 30,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(8) Includes 350,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(9) Includes 46,666 shares of Common Stockreserved for issuance upon exercise of stock options held by certain executive officers of the Company which are or will become exercisable on or before April 29, 1999

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Turbodyne Systems subleases its Carpinteria facility from American Appliance, Inc., a private company controlled by Mr. Halimi, Chairman of the Board of Directors of the Company. The lease is on a month to month basis and the monthly rent is equal to $28,224.

          In fiscal 1998, the Company expended funds aggregating $1,464,000 to a company controlled by Mr. Halimi, for research and development activities related to the Company's product development which is included in research and development costs at December 31, 1998.

          In March 1998, the Company completed a $1.0 million secured bridge loan with Quest Ventures Ltd. (the "Quest Loan"). In connection with the financing, the Company issued 37,500 shares of Common Stock, valued at $2.50 per share, to Leon Nowek, the Vice Chairman and a director of the Company, in exchange for his agreement to personally guarantee the Quest Loan.

          Pacific Baja leases one of its facilities in Ensenada from Baja Pacific Properties, a company in which Dr. Sadayappa Durairaj, a director of the Company, owns approximately 19% of the outstanding shares. The lease is for a ten year term, expiring in September 2005 and the monthly rent is equal to $15,000.

          Pursuant to the terms of the Employment Agreement between the Company and Leon Nowek, the Company loaned $225,000 to Mr. Nowek in connection with the purchase of his home. The loan bears no interest and is repayable on the earlier to occur of the sale of Mr. Nowek's home or the termination of Mr. Nowek's employment Agreement. At March 31, 1999, there was $225,000 outstanding under this loan.

          Pursuant to the terms of the Employment Agreement between the Company and Leon Nowek, the Company paid approximately $40,000 to Mr. Nowek as reimbursement of relocation expenses incurred by him in connection with this move to Los Angeles, California.

          The Company agreed to loan up to $250,000 to Walter Ware, the President and Chief Executive Officer of the Company, in connection with the purchase of his home. The loan bears no interest and is repayable on the earlier to occur of the sale of Mr. Ware's home and the termination of Mr. Ware's employment with the Company. At March 31, 1999, there was $237,500 advanced under this loan.

          The Company has agreed to reimburse Mr. Ware for relocation expenses incurred by him in connection with his move to Santa Barbara, California.

          The Company has advanced an aggregate of $164,000 to Edward M. Halimi and $136,000 to Leon Nowek. These advances are against salaries and bonuses, bear no interest and are payable on demand by the Company.

          See "Item 11. Executive Compensation - Employment Contracts" for a description of employment agreements between the Company and certain of its officers.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K as listed on page F1 of this document.

REPORTS ON FORM 8-K

          Current Report on Form 8-K, Item 5, filed October 1, 1998. Current Report on Form 8-K, Item 5, filed October 28, 1998.

EXHIBITS

          The following exhibits are included as part of this Annual Report on Form 10-K and incorporated herein by this reference:


    EXHIBIT                   EXHIBIT DESCRIPTION                          PAGE
    NUMBER

       3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

       3.2 Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

       4.1 Form of Convertible Preferred Stock Purchase Agreement. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1 (File No. 333-7932).

       4.2 Form of Registration Rights Agreement. Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-1 (File No. 333-7932).

       4.3    Form of Redemption Warrant. Incorporated herein by reference to
              Exhibit 4.3 to the Company's Registration Statement on Form F-1 (File No. 333-7932).

       10.1   Intentionally Omitted.

       10.2 Sub-Lease between American Appliance, Inc. and Carole D. King dated December 1, 1994 for Carpinteria Property. Incorporated herein by reference to Exhibit 3(iii) to the Company's Registration Statement on Form 20-F filed on September 18, 1996.

       10.3 Distribution Agreement between Turbodyne Systems and Granatelli Performance, Inc. Incorporated herein by reference to Exhibit 3(iv) to the Company's Registration Statement on Form 20-F filed on September 18, 1996.

       10.4 Acquisition Agreement between the Company, Pacific Baja Light Metals Holding Inc., and Lennart Renberg, Michael Joyce, Sadayappa Durairaj Family Trust, Naresh Saxens and Mugerdish Balabanian dated March 15, 1996. Incorporated herein by reference to Exhibit 3(v) to the Company's Registration Statement on Form 20-F filed on September 18, 1996.

       10.5 Amendment Agreement between the Company, Pacific Baja Light Metals Holding Inc., and Lennart Renberg, Michael Joyce, Sadayappa Durairaj Family Trust, Naresh Saxens and Mugerdish Balabanian dated June 14, 1996. Incorporated herein by reference to Exhibit 3(vi) to the Company's Registration Statement on Form 20-F filed on September 18, 1996.

       10.6 Employment Agreement between Pacific Baja Light Metals, the Company and Michael Joyce dated September 5, 1996. Incorporated herein by reference to Exhibit 3(ix) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1996, as amended.

       10.7 Consulting Agreement between Pacific Baja Light Metals, the Company and Lykar Specialties, Inc. dated September 5, 1996. Incorporated herein by reference to Exhibit 3(x) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1996, as amended.

       10.8 Agreement in Principle between Turbodyne Systems, Inc. and Kuhnle, Kopp & Kausch AG dated April 11, 1997. Incorporated herein by reference to Exhibit 3(xi) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1996, as amended.

       10.9 Supply Agreement between Baja Oriente and AlliedSignal dated September 1, 1994. Incorporated herein by reference to Exhibit 3(xii) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1996, as amended.

       10.10 Employment Agreement dated August 1, 1997 between the Company and Edward Halimi, as amended. Incorporated by reference to Exhibit 3(xiii) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1997.

       10.11 Employment Agreement dated August 1, 1997 between the Company and Leon Nowek, as amended. Incorporated by reference to Exhibit 3(xix) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1997.

       23.1   Consent of KPMG Peat Marwick.

       24.1   Power of Attorney (included on signature page).

       27.1   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TURBODYNE TECHNOLOGIES INC.

                                               /S/ KHAL KADER
                                               ---------------------------------
                                               By:      Khal Kader
                                               Title:   Chief Financial Officer
                                                        (Principal Financial
                                                        Officer and Principal
                                                        Accounting Officer

                                                Date:    April 14, 1999


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leon E. Nowek and Khal A. Kader, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicates.

      SIGNATURE                      DATE                   TITLE

/S/ EDWARD M. HALIMI
-----------------------------      April 14, 1999     Chairman of the Board
Edward M. Halimi

/S/ LEON E. NOWEK
-----------------------------      April 14, 1999     Vice Chairman, Secretary
Leon E. Nowek                                         and Director

/S/ KHAL A. KADER
-----------------------------      April 14, 1999     Chief Financial Officer
Khal A. Kader                                         (Principal Financial
                                                      Officer and Principal
                                                      Accounting Officer)

/S/ WALTER F. WARE
-----------------------------      April 14, 1999     Chief Executive Officer,
 Walter F. Ware                                       President and Director

/S/ DANIEL GERONAZZO
-----------------------------      April 15, 1999     Director
Daniel Geronazzo

/S/ WENDELL R. ANDERSON
-----------------------------      April 14, 1999     Director
Wendell R. Anderson


-----------------------------      April __, 1999     Director
Robert Taylor

/S/ SADAYAPPA DURAIRAJ
-----------------------------      April 14, 1999     Director
Sadayappa Durairaj

                          TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIEARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     -----


    Independent Auditors' Report                                     F-1

    Consolidated Balance Sheetes - December 31, 1998 and 1997        F-2

    Consolidated Statements of Operations -
    Years ended December 31, 1998, 1997 and 1996                     F-3

    Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1998, 1997 and 1996                     F-4

    COnsolidated Statements of Cash Flows -
    Years Ended December 31, 1998, 1997 and 1996                     F-5

    Notes to Consolidated Financial Statements                       F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Turbodyne Technologies Inc. and subsidiaries:


We have audited the accompanying consolidated financial statements of Turbodyne Technologies Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Turbodyne Technologies Inc. and subsidiaries as of and for the year ended December 31, 1996, prior to any restatement, were audited by other auditors whose report dated February 14, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the adjustments that were applied to restate the 1996 consolidated financial statements to U.S. generally accepted accounting principles and the change in reporting currency. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Notes 12 and 13 to the consolidated financial statements, the Company has suffered net losses in each of the last three years resulting in an accumulated deficit of $54,269,000 at December 31, 1998, has used cash in its operating activities in each of the last three years, has violated covenants of its debt facilities, has received an adverse award and a judgment in the aggregate amount of approximately $7.1 million related to an arbitration matter and a building lease, respectively, is subject to several class action lawsuits brought against it by certain of its stockholders, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of amounts to be paid, if any, in connection with the aforementioned adverse award and judgment and class action lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ KPMG LLP
Los Angeles, California

March 15, 1999, except for note 12 which is as of April 1, 1999.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                ASSETS                                             1998             1997
                                                                               ------------    ------------
Current assets:
    Cash ...................................................................   $  1,257,000         949,000
    Trade accounts receivable, less allowance for doubtful accounts
       of $170,000 and $78,000 in 1998 and 1997, respectively ..............     10,623,000       9,264,000
    Employee advances receivable (note 10) .................................        415,000         353,000
    Inventories (note 2) ...................................................      6,507,000       5,469,000
    Prepaid expenses and other current assets ..............................      1,401,000       1,031,000
                                                                               ------------    ------------
Total current assets .......................................................     20,203,000      17,066,000
Property and equipment, at cost, net (note 3) ..............................     20,616,000      18,122,000
Goodwill, net ..............................................................     12,992,000      13,740,000
Other assets (note 10) .....................................................      1,235,000         798,000
                                                                               ------------    ------------
                                                                               $ 55,046,000      49,726,000
                                                                               ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt (note 4) ..........................   $    497,000         607,000
    Current maturities of obligations under capital leases (note 7) ........        778,000       1,035,000
    Accounts payable .......................................................      8,916,000       5,283,000
    Accrued liabilities ....................................................      5,127,000       1,850,000
    Income taxes payable (note 5) ..........................................        700,000          86,000
                                                                               ------------    ------------
             Total current liabilities .....................................     16,018,000       8,861,000
                                                                               ------------    ------------
Long-term debt, less current maturities (note 4) ...........................      9,941,000       8,155,000
Obligations under capital leases, less current maturities (note 7) .........      3,138,000       1,867,000

Stockholders' equity (notes 8 and 9):
    Preferred stock, $0.001par value. Authorized 1,000,000 shares; issued
      10,000 Series A Convertible Preffered and 10,000 Series B Convertible
      Preferred shares, and outstanding none in 1998 and 10,000 Series A
      Convertible Preferred shares in 1997 .................................             --       9,604,000
    Common stock, $0.001par value.  Authorized 60,000,000 shares;
      issued and outstanding 41,313,816 shares in 1998 and
      29,961,612 shares in 1997 ............................................         42,000          31,000
    Treasury stock at cost, 330,080 shares at December 31, 1998 ............     (1,500,000)             --
    Additional paid in capital .............................................     81,770,000      45,259,000
    Other comprehensive income (loss) ......................................        (94,000)         22,000
    Accumulated deficit ....................................................    (54,269,000)    (24,073,000)
                                                                               ------------    ------------
             Total stockholders' equity ....................................     25,949,000      30,843,000
Commitments and contingencies (note 7)
Subsequent events (note 12)
Liquidity (note 13)
                                                                               ------------    ------------
                                                                               $ 55,046,000      49,726,000
                                                                               ============    ============

See accompanying notes to consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996

                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
Net sales ..................................................   $ 40,858,000      39,165,000      13,944,000
Cost of goods sold .........................................     35,825,000      32,326,000      12,101,000
                                                               ------------    ------------    ------------
              Gross profit .................................      5,033,000       6,839,000       1,843,000
Selling, general and administrative
    expenses (note 10) .....................................     15,026,000       9,136,000       2,822,000
Research and development costs (note 10) ...................      7,915,000       6,609,000       3,622,000
Non-employees compensation expense (note 9) ................      3,308,000         542,000              --
Depreciation and amortization ..............................      3,631,000       2,695,000       1,337,000
Relocation costs (note 6) ..................................      2,323,000              --              --
                                                               ------------    ------------    ------------
    Total operating expense ................................     32,203,000      18,982,000       7,781,000
                                                               ------------    ------------    ------------
              Loss from operations .........................    (27,170,000)    (12,143,000)     (5,938,000)
Other expense (income):
    Interest expense, net ..................................        800,000         770,000         360,000
    Litigation expense (note 7) ............................      1,400,000              --              --
    Other, net .............................................        (37,000)         66,000        (315,000)
                                                               ------------    ------------    ------------
              Loss before income taxes .....................    (29,333,000)    (12,979,000)     (5,983,000)
INCOME TAX EXPENSE (BENEFIT) (NOTE 5) ......................        700,000         206,000        (420,000)
                                                               ------------    ------------    ------------
              Net loss .....................................   $(30,033,000)    (13,185,000)     (5,563,000)
                                                               ============    ============    ============
Net loss per common share:
    Basic loss per share ...................................   $       (.88)           (.58)           (.33)
    Diluted loss per share .................................           (.88)           (.58)           (.33)
                                                               ============    ============    ============
Weighted average shares used for basic and
    diluted loss per share .................................     34,232,000      22,685,000      16,641,000
                                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                          TURBODYNE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996

                                                            COMMON STOCK               PREFERRED STOCK          ADDITIONAL
                                                     ---------------------------   --------------------------    PAID-IN
                                                        SHARES           AMOUNT       SHARES        AMOUNT       CAPITAL
                                                     ------------   ------------   -----------   ------------   ----------
Balance at December 31, 1995 ......................    16,542,121   $     17,000            --    $        --      5,544,000
Private placement of common stock, net of
    expenses ......................................       469,497             --            --             --      1,644,000
Private placement of special warrants, net of
    expenses ......................................            --             --            --             --             --
Exercise of warrants ..............................     2,840,557          3,000            --             --      2,525,000
Exercise of stock options .........................       651,000          1,000            --             --      1,604,000
Issuance of common stock on acquisition of
    subsidiary ....................................     3,076,923          3,000            --             --     11,258,000
Translation adjustment ............................            --             --            --             --             --
Net loss ..........................................            --             --            --             --             --
                                                     ------------   ------------   -----------   ------------     ----------
Balance at December 31, 1996 ......................    23,580,098         24,000            --             --     22,575,000
Private placement of preferred stock, net of
    expenses ......................................            --             --        10,000      9,604,000             --
Conversion of Series A and Series C special
    warrants, net of expenses .....................     4,625,000          5,000            --             --     15,654,000
Exercise of warrants ..............................     1,002,014          1,000            --             --      4,088,000
Exercise of stock options .........................       754,500          1,000            --             --      2,400,000
Translation adjustment ............................            --             --            --             --             --
Issuance of stock options to nonemployees
    for services ..................................            --             --            --             --        542,000
Net loss ..........................................            --             --            --             --             --
Preferred stock dividends declared ................            --             --            --             --             --
                                                     ------------   ------------   -----------   ------------     ----------
Balance at December 31, 1997 ......................    29,961,612         31,000        10,000      9,604,000     45,259,000
Conversion of series one class A preference .......     4,577,899          5,000       (10,000)    (9,604,000)     9,587,000
    stock, net of expenses
Conversion of subordinated convertible ............     1,099,290          1,000            --             --      2,852,000
    debentures, net of expenses
Issuance of common stock for finders fees .........       150,000             --            --             --        375,000
Exercise of warrants ..............................       705,499             --            --             --      3,169,000
Exercise of stock options .........................     4,654,892          5,000            --             --     16,864,000
Treasury stock repurchase .........................            --             --            --             --             --
Translation adjustment ............................            --             --            --             --             --
Preferred stock dividends declared ................            --             --            --             --             --
Preferred stock dividends paid ....................       164,624             --            --             --        356,000
Issuance of stock options to nonemployees
    for services ..................................            --             --            --             --      3,308,000
Net loss ..........................................            --             --            --             --             --
                                                     ------------   ------------   -----------   ------------     ----------
Balance at December 31, 1998 ......................    41,313,816   $     42,000            --    $        --     81,770,000
                                                     ============   ============   ===========   ============     ==========


                                                                     OTHER                        TREASURY STOCK            NET
                                                        SPECIAL   COMPREHENSIVE   ACCUMULATED  ---------------------   STOCKHOLDERS'
                                                        WARRANTS  INCOME (LOSS)    DEFICIT    SHARES       AMOUNT         EQUITY
                                                      -----------  -----------   -----------  ------     ----------   -------------
Balance at December 31, 1995 ......................            --    157,000    (5,125,000)              $                  593,000
Private placement of common stock, net of
    expenses ......................................            --         --            --        --             --       1,644,000
Private placement of special warrants, net of
    expenses ......................................    16,007,000         --            --        --             --      16,007,000
Exercise of warrants ..............................            --         --            --        --             --       2,528,000
Exercise of stock options .........................            --         --            --        --             --       1,605,000
Issuance of common stock on acquisition of
    subsidiary ....................................            --         --            --        --             --      11,261,000
Translation adjustment ............................            --   (361,000)           --        --             --        (361,000)
Net loss ..........................................            --         --    (5,563,000)       --             --      (5,563,000)
                                                      -----------    -------   -----------   -------     ----------      ----------

Balance at December 31, 1996 ......................    16,007,000   (204,000)  (10,688,000)       --             --      27,714,000
Private placement of preferred stock, net of
    expenses ......................................            --         --            --        --             --       9,604,000
Conversion of Series A and Series C special
    warrants, net of expenses .....................   (16,007,000)        --            --        --             --        (348,000)
Exercise of warrants ..............................            --         --            --        --             --       4,089,000
Exercise of stock options .........................            --         --            --        --             --       2,401,000
Translation adjustment ............................            --    226,000            --        --             --         226,000
Issuance of stock options to nonemployees
    for services ..................................            --         --            --        --             --         542,000
Net loss ..........................................            --         --   (13,185,000)       --             --     (13,185,000)
Preferred stock dividends declared ................            --         --      (200,000)       --             --        (200,000)
                                                      -----------    -------   -----------   -------     ----------      ----------

Balance at December 31, 1997 ......................            --     22,000   (24,073,000)       --             --      30,843,000
Conversion of series one class A preference
    stock, net of expenses ........................            --         --            --        --             --         (12,000)
Conversion of subordinated convertible
    debentures, net of expenses ...................            --         --            --        --             --       2,853,000
Issuance of common stock for finders fees .........            --         --            --        --             --         375,000
Exercise of warrants ..............................            --         --            --        --             --       3,169,000
Exercise of stock options .........................            --         --            --        --             --      16,869,000
Treasury stock repurchase .........................            --         --            --   330,080     (1,500,000)     (1,500,000)
Translation adjustment ............................            --   (116,000)           --        --             --        (116,000)
Preferred stock dividends declared ................            --         --      (163,000)       --             --        (163,000)
Preferred stock dividends paid ....................            --         --            --        --             --         356,000
Issuance of stock options to nonemployees
    for services ..................................            --         --            --        --             --       3,308,000
Net loss ..........................................            --         --   (30,033,000)       --             --     (30,033,000)
                                                      -----------    -------   -----------   -------     ----------      ----------
Balance at December 31, 1998 ......................            --    (94,000)  (54,269,000)  330,080     (1,500,000)     25,949,000
                                                      ===========    =======   ===========   =======     ==========      ==========

See accompanying notes to consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                         1998           1997          1996
                                                     ------------   -----------    -----------
Cash flows from operating activities:
  Net loss ........................................  $(30,033,000)  (13,185,000)   (5,563,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization of property
        and equipment .............................     3,631,000     2,695,000     1,337,000
      Preferred stock compensation ................       375,000            --            --
      (Gain)/Loss on sale of equipment ............        (1,000)       76,000            --
      Stock option compensation ...................     3,308,000       542,000            --
      (Increase) decrease in operating assets:
        Trade accounts receivable .................    (1,359,000)   (3,255,000)      806,000
        Employee advances receivable ..............       (62,000)     (486,000)      (82,000)
        Inventories ...............................    (1,038,000)   (2,016,000)     (868,000)
        Prepaid expenses and other current
          assets ..................................       422,000      (340,000)      541,000
        Other assets ..............................    (1,229,000)     (338,000)     (135,000)
      Increase (decrease) in operating liabilities:
        Trade accounts payable ....................     3,633,000     2,408,000    (1,947,000)
        Accrued expenses ..........................     3,334,000        20,000       605,000
        Income taxes payable ......................       614,000        86,000            --
        Deferred tax liability ....................       136,000            --            --
                                                     ------------   -----------   -----------
                Net cash used in operating
                activities ........................   (18,269,000)  (13,793,000)   (5,306,000)
                                                     ------------   -----------   -----------
Cash flows from investing activities:
  Purchase of property and equipment ..............    (2,733,000)   (6,910,000)   (2,157,000)
  Proceeds from sale of property, plant and .......         8,000        42,000            --
    equipment
  Acquisition of subsidiary, less cash
    acquired of $441,000 ..........................            --            --   (11,559,000)
                                                     ------------   -----------   -----------
                Net cash used in investing
                activities ........................    (2,725,000)   (6,868,000)  (13,716,000)
                                                     ------------   -----------   -----------
Cash flows from financing activities:
  Net proceeds from long-term borrowings ..........     1,676,000     3,321,000       956,000
  Repayments under capital lease obligations ......    (1,637,000)     (826,000)     (440,000)
  Proceeds from convertible subordinated debentures     3,000,000            --            --
  Issuance of special warrants ....................            --            --    16,007,000
  Issuance of common stock ........................            --            --     1,644,000
  Proceeds from exercise of stock options and
    warrants ......................................    20,038,000     6,490,000     4,133,000
  Repurchase of treasury stock ....................    (1,500,000)           --            --
  Net proceeds from preferred stock issue .........            --     9,604,000            --
  Issuance costs paid .............................      (159,000)     (348,000)           --
                                                     ------------   -----------   -----------
                Net cash provided by financing
                activities ........................    21,418,000    18,241,000    22,300,000
                                                     ------------   -----------   -----------
Effect of exchange rate changes on cash ...........      (116,000)      226,000      (361,000)
                                                     ------------   -----------   -----------
Net increase (decrease) in cash ...................       308,000    (2,194,000)    2,917,000
Cash at beginning of year .........................       949,000     3,143,000       226,000
                                                     ------------   -----------   -----------
Cash at end of year ...............................  $  1,257,000       949,000     3,143,000
                                                     ============   ===========   ===========

                                                                                   (Continued)

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                         1998            1997          1996
                                                     ------------    ----------   -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ......................................  $    988,000       882,000       366,000
    Income taxes ..................................            --       120,000       718,000
                                                     ============    ==========    ==========
Supplemental disclosure of noncash investing and
  financing activities:
    Issuance of notes for financing of capital
      leases ......................................  $  2,651,000     1,947,000       835,000
    Issuance of common stock in connection with
      acquisition of subsidiary ...................            --            --    11,261,000
    Preferred stock dividends paid ................       356,000            --            --
    Preferred stock dividends declared ............       163,000       200,000            --
                                                     ============    ==========    ==========


See accompanying notes to consolidated financial statements.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    THE COMPANY

              Turbodyne Technologies Inc. and subsidiaries (the Company), a Delaware corporation, manufactures aluminum cast automotive products, including engine components and specialty wheels, and develops products to enhance performance and reduce emissions of internal combustion engines. The Company has not generated significant revenues from its operations that develop engine enhancement products. See note 11 regarding operating segments.

       (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne U.K. Ltd., Turbodyne Germany Ltd. and Pacific Baja Light Metals Corp. (Pacific Baja). All material intercompany accounts and transactions have been eliminated in consolidation.

       (C)    BASIS OF PRESENTING FINANCIAL STATEMENTS

              Effective July 18, 1997, the Company formally delisted its shares from trading on the Vancouver Stock Exchange. On March 24, 1997, the Company's shares became listed on the Nasdaq Small Capital Market. (See note 12). As a result, effective January 1, 1997, the Company changed its reporting currency from the Canadian (Cdn$) to the U.S. dollar (U.S.$). Accordingly, the consolidated financial statements for 1996 have been restated to the new reporting currency of U.S.$.

       (D)    INVENTORIES

              Inventories are valued at the lower of cost or market. For the materials portion of inventories, the cost is determined using the last-in, first-out (LIFO) method. For the other components of inventories (labor and overhead), the cost is determined using the first-in, first-out (FIFO) method.

       (E)    DEPRECIATION AND AMORTIZATION

              Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

             Buildings                              30 years
             Machinery and equipment                7 to 15 years
             Furniture and fixtures                 5 to 10 years
             Transportation equipment               5 years
             Leasehold improvements                 Length of lease, not to
                                                      exceed economic life

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       (F)    LONG-LIVED ASSETS

              It is the Company's policy to report long-lived assets at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. The Company assesses the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 1998 and 1997.

       (G)    GOODWILL

              Goodwill is associated with the purchase of Pacific Baja on July 2, 1996 by the Company and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. In the opinion of management, the goodwill related to Pacific Baja has not been impaired at December 31, 1998. Accumulated amortization was $1,930,000 and $1,182,000 at December 31, 1998 and 1997,
              respectively.

       (H)    RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

              The Company recognizes revenue upon shipment of product. The Company had sales to three significant customers constituting approximately 49%, 15% and 16%, respectively, of net sales in 1998. Additionally, these customers comprised 42%, 17% and 20%, respectively, of accounts receivable at December 31, 1998.

              The Company had sales to two significant customers constituting approximately 39% and 30%, respectively, of net sales in 1997. These customers comprised 31% and 43%, respectively, of accounts receivable at December 31, 1997.

              The loss of any one of these customers could have a material adverse effect on the Company.

       (I)    INCOME TAXES

              The Company accounts for income taxes under the asset and liability method of accounting for income taxes which recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       (J)    EARNINGS (LOSS) PER SHARE

              The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings
              (loss) per share (EPS).

              For the years ended December 31, 1998, 1997 and 1996, options and warrants to purchase 6,836,642, 5,103,500 and 2,640,230 common stock, respectively, at prices ranging from $.37 to $6.50 were outstanding during the years but were not included in the computation of diluted EPS because the options would have an antidilutive effect on net loss per share. Other than deducting preferred stock dividends of $163,000 in 1998 to arrive at loss attributable to common stockholders, no other adjustments were made for purposes of per share calculations.

       (K)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair values of the Company's cash, trade accounts receivable, employee advances receivable, accounts payable and accrued expenses approximate the carrying values because of the short maturities of these instruments.

              The fair values of the Company's capital lease obligations and long-term debt approximate their carrying values as each instrument bears interest at market rates.

       (L)    STOCK-BASED COMPENSATION

              The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
              123), effective January 1, 1996, and has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements of FAS 123. The adoption of FAS 123 has had no impact on the Company's financial position or results of operations.

       (M)    RESEARCH AND DEVELOPMENT

              Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $7,915,000, $6,609,000, and $3,622,000 for the years ended 1998, 1997 and 1996, respectively.

       (N)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (O)    RECLASSIFICATIONS

              Certain reclassifications have been made to the prior years' financial statements to conform with the 1998 presentation.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       (P)    COMPREHENSIVE INCOME

              The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other nonowner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for each of the years in the three-year period ended December 31, 1998.

       (Q)    BUSINESS SEGMENT REPORTING

              The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Significant reportable business segments of the Company are aftermarket automotive wheels, automotive engine components and Turbodyne products. Information related to these segments is summarized in note 11.

 (2)   INVENTORIES

       Inventories are comprised of the following at December 31, 1998 and 1997:

                                            1998             1997
                                         ----------      ---------
                 Raw materials . .....   $3,220,000      2,123,000
                 Work in process .....    1,158,000        686,000
                 Finished goods ......    2,129,000      2,660,000
                                         ----------      ---------
                                         $6,507,000      5,469,000
                                         ==========      =========

       The use of the LIFO method in determining the cost of the materials portion of inventories had the effect of decreasing reported inventories at December 31, 1998 and 1997 by $165,000 and $136,000, respectively.

 (3)   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost, is summarized as follows:

                                                                 1998         1997
                                                             ----------   ----------
       Construction in progress ..........................   $ 1,365,000      583,000
       Land and buildings ................................     3,545,000    3,735,000
       Machinery and equipment ...........................    13,429,000   12,226,000
       Transportation equipment ..........................       622,000      593,000
       Furniture and fixtures ............................       649,000      416,000
       Leasehold improvements ............................     5,199,000    3,627,000
       Equipment under capital leases ....................     5,423,000    3,675,000
                                                              ----------   ----------
                                                              30,232,000   24,855,000
          Less accumulated depreciation and amortization..     9,616,000    6,733,000
                                                             -----------   ----------
          Net property, plant and equipment ..............   $20,616,000   18,122,000
                                                             ===========   ==========

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       Accumulated depreciation on assets under capital leases amounted to $1,029,000 and $457,000 at December 31, 1998 and 1997, respectively.

(4)    LONG-TERM DEBT

       Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                1998           1997
                                                             -----------    ---------
       Revolving bank line of credit (A) .................   $ 9,703,000    8,144,000
       Revolving bank line of credit (B) .................       320,000           --
       Notes payable to bank, principal of $15,625
         plus interest payable monthly
         at prime (7.75% at December 31, 1998)
         plus .25% through October 1,
         1998, with the remaining principal
         due November 1, 1998 ............................            --      547,000

       Notes payable to bank, with monthly
         installments of $12,534 plus interest
         payable monthly at prime plus .25%,
         maturing at June 2001 ...........................       389,000           --
       Other .............................................        26,000       71,000
                                                             -----------    ---------
            Total long-term debt .........................    10,438,000    8,762,000
       Less current maturities ...........................       497,000      607,000
                                                             -----------    ---------

             Long-term debt, excluding
             current maturities ..........................   $ 9,941,000    8,155,000
                                                             ===========    =========

       (A)The Company's wholly owned subsidiary, Pacific Baja, has a revolving line of credit with a bank permitting borrowings up to $10 million, secured by all receivables and inventory of which $9,703,000 remains outstanding as of December 31, 1998. The borrowings bear interest at the Company's option at LIBOR (5.10% at December 31, 1998) plus 2% or at prime (7.75% at December 31, 1998). The line of credit expires June 1, 2000. The line of credit agreement was amended on January 19, 1999 whereby the revolving line of credit has been increased to $11,500,000.

       (B)The Company also entered into an additional line of credit agreement for $350,000 of which $320,000 remains outstanding at December 31, 1998. The borrowings bear interest at prime (7.75% at December 31, 1998) plus 2%. The line of credit expires June 30, 1999.

       The aggregate maturities of long-term debt for years subsequent to December 31, 1998 are as follows:

                        1999                $     497,000
                        2000                    9,853,000
                        2001                       88,000
                                            -------------
                                            $  10,438,000
                                            =============

       The Company was not in compliance with certain covenants related to its debt facilities at December 31, 1998, but has received the appropriate waivers for the year ended December 31, 1998 and through the first quarter ended March 31, 1999. The Company is in the process of working with its bank to prospectively amend the financial covenants to be more in accord with the expected level of operations for each subsequent quarter through December 31, 1999. However, there can be no assurance that such revised covenants will be met. (See note 13)

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


(5)    INCOME TAXES

       Income tax expense is comprised of the following for the years ended December 31, 1998, 1997 and 1996:

                                  1998        1997        1996
                                --------    --------    --------
           Current:
             Federal .......... $612,500    160,000      63,000
             State ............   87,500      46,000       8,000
                                --------    --------    --------
                                 700,000     206,000      71,000
                                --------    --------    --------
           Deferred:
             Federal ..........       --          --    (483,000)
             State ............       --          --      (8,000)
                                --------    --------    --------
                                      --          --    (491,000)
                                $700,000     206,000    (420,000)
                                ========    ========    ========

       Total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                          1998         1997          1996
                                                    ------------   ----------    ----------
Computed "expected" income tax benefit ...........  $(10,778,354   (4,628,000)   (2,094,000)
State income taxes, net of Federal benefit .......            --       30,000            --
Losses with no U.S. tax benefit ..................            --    1,473,000       401,000
Nondeductible expenses............................        56,462      321,000       162,000
Change in valuation allowance ....................    11,472,873    2,419,000     1,412,000
Other ............................................       (50,981)     591,000       119,000
                                                     -----------   ----------    ----------
   Total income tax expense                          $   700,000      206,000            --
                                                     ===========   ==========    ==========

       The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                              1998          1997
                                                           ----------    ---------
Deferred tax assets:
    Accrued liabilities ................................   $2,854,042      215,000
    Inventory-related items ............................      296,802       53,000
    Alternative minimum tax credit .....................       55,230       72,000
    Net operating loss carryover - state ...............      992,896      412,000
    Net operating loss carryover - Federal .............   12,598,213    5,134,000
                                                           ----------    ---------
         Gross deferred tax assets .....................   16,797,183    5,886,000
    Less valuation allowance ...........................  (16,204,873)  (4,732,000)
                                                           ----------    ---------
         Deferred tax assets, net of valuation allowance      592,310    1,154,000
 Deferred tax liabilities - basis of fixed assets ......     (592,310)  (1,154,000)
                                                           ----------  -----------
         Net deferred tax assets .......................   $       --           --
                                                           ==========  ===========

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 1998. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

 (6)   RELOCATION COSTS

       During 1998, the Company commenced a relocation of certain of its operations and has incurred expenses aggregating $2,323,000 for the year ended December 31, 1998. The effect of these unusual expenses was $0.07 per common share. The Company has substantially completed a two-phase plan to significantly reduce operating and overhead costs, while increasing capacity and improving product quality of its Light Metals Division. The Company expects this action to significantly improve profitability and provide the physical capacity required to increase sales of precision cast and machined engine and vehicle components and assemblies.

       The plan includes relocating all foundry and machine shop operations from the La Mirada, California facility to consolidate all light metals manufacturing in its new facility in Ensenada, Mexico. At the same time the Company is investing in the modernization of both manufacturing facilities in Ensenada to further reduce cost, improve quality and increase capacity. The Company has completed the relocation of all wheel machining operations including the relocation of the remaining automotive engine components foundry and machining operations. In connection with the relocation of the wheel machining operations and the majority of the automotive engine components foundry and machining operations, the Company incurred expenses in excess of management's projections and experienced delays in the relocation process. These costs include costs associated with the relocation of machinery and equipment from the La Mirada, California facility to the new facility in Ensenada, Mexico, the hiring of new employees at the Ensenada facility, retention and severance costs of the labor force at the La Mirada facility, overtime premiums and transportation expedite premiums incurred to meet increased demand in the automotive components business and production inefficiencies incurred in operating two production plants during the relocation. All such costs have been expensed as incurred and are included in the $2,323,000 described above.


 (7)   COMMITMENTS AND CONTINGENCIES

       (A)    LEASES

              The Company's subsidiaries lease certain factory and office premises in California and Ensenada, Mexico under noncancelable operating leases expiring through September 2006. Rental expense for 1998, 1997 and 1996 was approximately 1,061,000, $1,050,000 and $464,000, respectively.

              The Company leases one of its facilities in Mexico from certain stockholders of the Company. Rental expense for this facility for 1998, 1997 and 1996 was approximately $192,000, $180,000 and
              $195,000, respectively. The Company also subleases one of its California facilities from American Appliance, Inc., a private company controlled by the Chairman of the Board of Directors of the Company. Rental expense for this facility in 1998, 1997 and 1996 was approximately $336,000, $252,000 and $216,000, respectively.

              The Company is obligated under capital lease agreements for certain equipment and vehicles. The leases are due in monthly installments at various dates through August 2002.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


              Minimum future rental commitments under the operating leases and future minimum capital lease payments as of December 31, 1998 are:

                                                                     CAPITAL      OPERATING
                                                                     LEASES         LEASES
                                                                    ---------    ----------
       Year ending December 31:
              1999 ..............................................   $1,080,000   $1,025,000
              2000 ..............................................    1,119,000    1,029,000
              2001 ..............................................    1,080,000      832,000
              2002 ..............................................    1,061,000      659,000
              2003 ..............................................      383,000      582,000
              Thereafter ........................................           --    1,050,000
                                                                    ----------   ----------
                  Total future minimum lease payments ...........    4,723,000   $5,177,000
                                                                                 ==========
              Less amounts representing interest
                (at rates ranging from
                5.96% to 10.48%) ................................      807,000
                                                                     ---------
                  Present value of net
                    minimum capital lease payments ..............    3,916,000

              Less current maturities of
                obligations under capital leases ................      778,000
                                                                     ---------
                  Obligations under capital leases,
                    excluding current maturities ................   $3,138,000
                                                                    ==========


              The Company has entered into consulting commitments for assistance in management development, international marketing, licensing and financing, technical and educational services.

              Future commitments under these contracts as of December 31, 1998 were:

                  Year ending December 31:
                            1999                                $ 56,000
                            2000                                  42,000
                            2001                                  42,000
                            2002                                  42,000
                                                                --------
                                                                $182,000
                                                                ========

              In addition to the above, the Company has other consulting agreements which are payable on a month-to-month basis for a total of $91,000 per month and continue indefinitely until either party terminates the agreement in writing with advance notice ranging from one to three months.

       (B)    LITIGATION

              The Company is currently involved in various collection claims and legal actions arising in the ordinary course of business. It is not possible at this time to predict the outcome of the legal actions; however, Company management does not believe that disposition of these matters will have a material effect on the Company's financial position or results of operations. See note 12 for additional legal matters.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


(8)    STOCK OPTIONS

       On March 3, 1997, the Company established an incentive stock option plan (the 1997 Plan). Under the 1997 Plan, the Company may grant options to its directors, officers and employees for up to 2,840,000 shares of common stock. The exercise price of each option shall be determined by the Stock Option Committee but shall in no instance be less than the fair market value of the shares of the Company, determined as the average closing price of the common shares of the Company for the ten days trading preceding the date of grant. The option's maximum term is ten years. The Stock Option Committee shall determine the grant date of any option. As of December 31, 1998, the options to purchase the maximum number of shares of common stock allowable under the 1997 Plan had been granted.

       Options granted under the 1997 Plan to participants, other than the President, Chief Executive Officer, the Chief Financial Officer, Secretary and any directors of the Company or its subsidiaries, shall be subject to a vesting formula. The vesting formula will provide that options shall vest equally over a three-year period commencing on the date of the grant so that the options can only be exercised as to an aggregate of 33.3% in the first year, 66.6% in the second year and 100% in the third year and each year thereafter. No options granted to an employee of the Company or an affiliate of the Company shall be exercisable until the optionee has been employed by the Company or affiliate for a period of six months. The directors have the discretion to waive the vesting requirements in appropriate circumstances.

       On September 4, 1998, the Board of Directors approved an incentive stock option plan (the 1998 Plan). Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee will determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of shares of common stock under the 1998 Plan to any participant is 200,000 per participant per year.

       The following summarizes information relating to stock options during 1998, 1997 and 1996:

                                                                           1998
                                          ---------------------------------------------------------------------------
                                               NONEMPLOYEES              EMPLOYEES                      ALL
                                          --------------------     -----------------------    -----------------------
                                                      WEIGHTED                    WEIGHTED                   WEIGHTED
                                                      AVERAGE                     AVERAGE                    AVERAGE
                                                      EXERCISE                    EXERCISE                   EXERCISE
       FIXED OPTIONS                       SHARES      PRICE         SHARES         PRICE       SHARES         PRICE
--------------------------------          --------   ---------     ----------    ----------   ----------    ---------
Outstanding at beginning
    of year ...........................    510,000    $   4.73      3,621,500    $     4.78    4,131,500    $    4.77

Granted ...............................    760,000        5.88     10,496,700          4.40   11,256,700         4.50
Exercised .............................   (230,000)       3.62     (4,899,892)         4.26   (5,129,892)        4.23
Forfeited .............................   (610,000)       5.66     (3,338,167)         4.77   (3,948,167)        4.91
                                          --------                 ----------                 ----------

Outstanding at end of year ............    430,000        6.01      5,880,141          4.48    6,310,141         4.58

Options exercisable at end
    of year ...........................    363,333        6.15      4,619,124          4.37    4,282,457         4.57
Weighted average fair
    value of options
    granted during the year ...........         --        4.48             --          2.94           --         3.04
                                          ========   =========     ==========    ==========   ==========    =========

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


                                                                           1997
                                          ---------------------------------------------------------------------------
                                               NONEMPLOYEES              EMPLOYEES                      ALL
                                          --------------------     -----------------------    -----------------------
                                                      WEIGHTED                    WEIGHTED                   WEIGHTED
                                                      AVERAGE                     AVERAGE                    AVERAGE
                                                      EXERCISE                    EXERCISE                   EXERCISE
       FIXED OPTIONS                       SHARES      PRICE         SHARES         PRICE       SHARES         PRICE
--------------------------------          --------   ---------     ----------    ----------   ----------    ---------
Outstanding at beginning
    of year ...........................     25,000    $   5.25      2,275,500    $     4.55    2,300,500    $    4.56

Granted ...............................    485,000        4.70      2,594,000          4.67    3,079,000         4.68
Exercised .............................         --          --       (754,500)         2.06     (754,500)        2.06
Forfeited .............................         --          --       (493,500)         5.75     (493,500)        5.75
                                          --------                 ----------                 ----------
Outstanding at end of year ............    510,000        4.73      3,621,500          4.78    4,131,500         4.77
Options exercisable at end
    of year ...........................    231,950        4.75      2,984,665          4.78    3,216,615         4.78
 Weighted average fair
    value of options
    granted during the year ...........         --        3.50             --          3.45           --         3.48
                                          ========   =========     ==========    ==========   ==========    =========

                                                                           1996
                                          ---------------------------------------------------------------------------
                                               NONEMPLOYEES              EMPLOYEES                      ALL
                                          --------------------     -----------------------    -----------------------
                                                      WEIGHTED                    WEIGHTED                   WEIGHTED
                                                      AVERAGE                     AVERAGE                    AVERAGE
                                                      EXERCISE                    EXERCISE                   EXERCISE
       FIXED OPTIONS                       SHARES      PRICE         SHARES         PRICE       SHARES         PRICE
--------------------------------          --------   ---------     ----------    ----------   ----------    ---------
Outstanding at beginning
    of year ...........................     30,000    $   1.15      1,591,500    $     2.73    1,621,500    $    2.70
Granted ...............................     25,000        5.25      1,305,000          5.76    1,330,000         5.75
Exercised .............................    (30,000)       1.15       (621,000)         2.42     (651,000)        2.36
Forfeited .............................         --          --             --            --           --           --

Outstanding at end of year ............     25,000        5.25      2,275,500          4.55    2,300,500         4.56

Options exercisable at end
    of year ...........................     25,000        5.25      2,275,500          4.55    2,300,500         4.56
Weighted average fair
    value of options
    granted during the year ...........         --        1.67             --          3.11           --         3.22
                                          ========   =========     ==========    ==========   ==========    =========


                                             OUTSTANDING STOCK OPTIONS                        EXERCISABLE STOCK OPTIONS
                              ------------------------------------------------------    ------------------------------------
                                                        WEIGHTED         WEIGHTED                                WEIGHTED
           RANGE OF               NUMBER OF             AVERAGE           AVERAGE        NUMBER OF SHARES         AVERAGE
        EXERCISE PRICES       OUTSTANDING SHARES     EXERCISE PRICE   REMAINING TERM       EXERCISABLE        EXERCISE PRICE
      --------------------    -------------------   ---------------   --------------    -------------------   --------------

        $2.35 to $3.50               2,732,441      $    3.28              3.91                2,468,157      $    3.26
         5.00 to 5.87                3,100,200           5.24              4.68                2,036,800           5.24
             8.50                      477,500           8.50              4.33                  477,500           8.50
                                    ----------                                              ============

         3.50 to 6.50                6,310,141           4.64              4.32                4,982,457           4.57
                                    ==========      =========           ===========         ============       =========

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $4.32, $3.48 and $3.22, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1998, 1997 and 1996 expected dividend yield 0%; expected volatility of between 148% and 106%; risk-free interest rate of between 5.00% and 7.20%; and expected life equal to 80% of the full term of 2 to 5 years.

       The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                      1998            1997            1996
                                   ------------    ------------    -----------

      Net loss:
          As reported              $(33,033,000)   (13,185,000)    (5,563,000)
          Pro forma                 (61,527,000)   (20,687,000)    (9,619,000)
                                   ============    ============    ===========

      Basic and diluted loss
        per share:
          As reported              $       (.88)          (.58)          (.33)
          Pro forma                       (1.80)          (.91)          (.58)
                                   ============    ============    ===========


(9)    STOCKHOLDERS' EQUITY

       (A)    SPECIAL WARRANTS

              On July 2, 1996, the Company completed a private placement of 3,750,000 Series "A" Special Warrants at a price of $5.00 (Cdn$) per special warrant. Commission paid to the brokers was 10% of the gross proceeds and the brokers elected to receive the commission in special warrants (375,000 Series "A" Special Warrants issued). Each Series "A" Special Warrant can be exercised into one unit of the common stock for no additional consideration. Each unit consists of one common stock and one nontransferable stock purchase warrant. The stock purchase warrants entitle the holder to purchase one common stock at $5.50 (Cdn$) per stock until July 2, 1997.

              During 1997, all of the Series "A" Special Warrants were exercised for an aggregate of 4,125,000 shares of common stock and stock purchase warrants for the purchase of an additional 4,125,000 shares. Total net proceeds of $12,943,000, received upon the issuance of these special warrants less issuance costs, were transferred to paid-in capital. During 1997, 705,000 of the Series "A" stock purchase warrants were exercised for common stock for total proceeds of $2,791,800. The remaining Series "A" stock purchase warrants expired during 1997.

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

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


              During 1997, all of the Series "C" Special Warrants were exercised into common stock with stock purchase warrants for an aggregate of 500,000 common stock and stock purchase warrants. Total net proceeds of $2,845,000, received upon the issuance of these special warrants, were transferred to paid-in capital. At June 30, 1998, 272,000 Series "C" stock purchase warrants were exercised for common stock and at December 31, 1998, no Series "C" stock purchase warrants were outstanding.

        (B)   STOCK PURCHASE WARRANTS

              At December 31, 1998 and 1997, the Company had 526,501 and 972,000 of stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $4.00 to $5.00 and expiration dates between September 2000 and March 2003.

       (C)    PREFERRED STOCK

              On September 19, 1997, the Company completed a private placement of 10,000 shares of Series One Convertible Class A Preference stock, no par value (the Class A Preferred), for net proceeds of $9,604,000. Conversion of the Class A Preferred stock into common stock is at the option of the holder for any or all the outstanding stock after January 8, 1998 or at the option of the Company after September 8, 2000. Each share of the Class A Preferred stock may be converted into common stock at a conversion price based on a floating price formula. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Class A Preferred stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders. These shares have no voting rights and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of these stocks is at the option of the Company. Dividends on the Class A Preferred stock is cumulative and at the rate of 7% per annum payable in cash or common stock at the date of conversion.

              During 1998, all the holders of the Class A Preferred stock elected to exercise the conversion rights under this class of shares. The $10 million face value amounts were converted into 4,742,522 common shares. The total stock issued on conversion also includes the payout of 7% cumulative dividends in the form of additional common stock. Dividends paid out for the Class A Preferred stock amounted to $356,000.

       (D)    SHARES IN ESCROW

              Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company.

       (E)    SHARE BUY-BACK PLAN

              On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to $3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 330,080 shares for a total of $1,500,000 at December 31, 1998.

       (F)    ISSUANCE OF STOCK OPTIONS TO NONEMPLOYEES FOR SERVICES

              The Company has recorded $3,308,000 and $542,000 and zero of compensation expense in 1998, 1997 and 1996 respectively, relating to stock options issued to nonemployees for services rendered during those years.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


 (10)  RELATED PARTY TRANSACTIONS

              The Company made payments to related parties as follows:

                                             1998         1997       1996
                                          ----------   ---------  --------

       Project management fees ........   $  180,000     324,000    59,000
       Consulting fees ................      202,000     470,000    62,000
       Management fees ................         --          --      22,000
       Rent and administrative services      192,000     360,000   127,000
                                          ----------   ---------  --------

                                          $  574,000   1,154,000   270,000
                                          ==========   =========  ========

       The following amounts are due from related parties and are included in employee advances receivable and other assets:

                                                         1998      1997
                                                     -----------   -------
       Advances receivable from irectors
         dinterest free and payable on demand        $   403,000   353,000
       Housing loans receivable from directors           656,000   375,000
                                                     -----------   -------
                                                     $ 1,059,000   728,000
                                                     ===========   =======


       During 1998, the Company expended funds aggregating $1,464,000 to a Company controlled by one of its officers for research and development activities related to the Company's product development which is included in research and development costs at December 31, 1998.

(11)     SEGMENT REPORTING

       The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocated income taxes to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The business segments are summarized as follows:

                                            1998           1997             1996
                                        ------------     ----------     ----------
       Sales to external customers:
       Aftermarket wheels ...........   $ 13,848,000     20,691,000      8,560,000
       Automotive engine components .     26,287,000     18,474,000      5,384,000
       Turbodyne products ...........        723,000             --             --
                                        ------------    -----------    ------------
                                        $ 40,858,000     39,165,000     13,944,000
                                        ============    ===========    ===========

       Gross profit (loss):
       Aftermarket wheels ...........   $  2,974,000      3,990,000        960,000
       Automotive engine components .      1,938,000      3,400,000        909,000
       Turbodyne products ...........        121,000       (551,000)       (26,000)
                                        ------------    -----------    ------------
                                        $  5,033,000      6,839,000      1,843,000
                                        ============    ===========    ===========

       Loss from operations:
       Aftermarket wheels ...........   $   (341,000)       570,000       (464,000)
       Automotive engine components .     (2,867,000)       752,000        (74,000)
       Turbodyne products ...........    (23,962,000)   (13,465,000)    (5,400,000)
                                        ------------    -----------    ------------
                                        $(27,170,000)   (12,143,000)    (5,938,000)
                                        ============    ===========    ===========

                                             1998                  1997                   1996
                                        ------------            ----------            ---------
       Depreciation and amortization:
       Aftermarket wheels ...........   $  1,081,000               806,000              263,000
       Automotive engine components .      1,349,000               844,000              492,000
       Turbodyne products ...........      1,201,000             1,045,000              582,000
                                        ------------            ----------            ---------
                                        $  3,631,000             2,695,000            1,337,000
                                        ============            ==========            =========

       Net interest expense (income):
       Aftermarket wheels ...........   $    703,000               402,000              212,000
       Automotive engine components .        722,000               484,000              148,000
       Turbodyne products ...........       (625,000)             (116,000)                  --
                                        ------------            ----------            ---------
                                        $    800,000               770,000              360,000
                                        ============            ==========            =========

       Capital expenditures:
       Aftermarket wheels ...........   $    559,000               927,000              470,000
       Automotive engine components .      1,547,000             5,441,000              966,000
       Turbodyne products ...........        627,000               542,000              721,000
                                        ------------            ----------            ---------
                                        $  2,733,000             6,910,000            2,157,000
                                        ============            ==========            =========

       Total assets:
       Aftermarket wheels ...........   $ 12,237,000            13,017,000            8,661,000
       Automotive engine components .     22,194,000            17,633,000           10,511,000
       Turbodyne products ...........     20,615,000            19,076,000           20,269,000
                                        ------------            ----------            ---------
                                        $ 55,046,000            49,726,000           39,441,000
                                        ============            ==========            =========


(12)   SUBSEQUENT EVENTS

       In July 1998, a claim was filed against the Company alleging, among other things, breach of contract, breach of purchase order, negligent misrepresentation and fraud. On March 3, 1999 an arbitration award was issued against the Company for a total of $6.65 million, plus recovery of plaintiff's attorney's fees and other costs, the total of which is unknown at this time. The Company plans to dispute the arbitration award and believes they have meritorious defenses to the claims. The Company has provided what is deems to be an appropriate reserve for this claim which is less than the total arbitration award of $6.65 million.

       During 1998, the Company was a party to various complaints surrounding a building lease related to the Company's operations in Carpinteria. On March 18, 1999, these matters were resolved resulting in judgments against the Company for a total of $401,000. The judgments have been appealed and are currently pending before the California Appellate Court. The Company has provided a reserve of $401,000 related to these complaints.

                          TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


       On January 20, 1999 and January 25, 1999, respectively, EASDAQ and the NASDAQ SmallCap Market halted trading of the Company's securities due to the initiation of disciplinary proceedings against the Company for allegedly issuing a number of press releases which contained false or misleading information to the market. On March 1, 1999, a formal hearing was held with the EASDAQ Market Authority resulting in EASDAQ removing the halt on the Company's securities. On March 11, 1999, a formal hearing was held with the NASDAQ Market Authority. On April 1, 1999, the Company received notification from the NASDAQ Market Authority indicating that the Company's securities have been delisted from the NASDAQ exchange. As a result of the disciplinary proceedings, numerous class action lawsuits have been filed against the COMPANY. The Company has not yet responded to the complaints, but intends to defend the cases vigorously. The investigation is in the preliminary stages and at the present time, claimants have not specified the amount of monetary damages.

       It is not possible at this time to predict the outcome of these matters, and other than disclosed above, no provision has been recognized in the accompanying consolidated financial statements for liabilities, if any, that may result from the resolution of these matters.

(13)   LIQUIDITY AND CAPITAL RESOURCES

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in each of the last three years and has an accumulated deficit of $54,269,000 at December 31, 1998, has used cash in its operating activities in each of the last three years, has violated covenants of its debt facilities, has received an adverse award and a judgment in the aggregate amount of approximately $7.1 million related to an arbitration matter and a building lease, respectively, is subject to several class action lawsuits brought against it by certain of its stockholders, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of amounts to be paid, if any, in connection with the aforementioned adverse award and judgment and class action lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

       The Company was not in compliance with certain covenants related to its debt facilities at December 31, 1998, but has received the appropriate waivers for the year ended December 31, 1998 and through the first quarter ended March 31, 1999. The Company is in the process of working with its bank to prospectively amend the financial covenants to be more in accord with the expected level of operations for each subsequent quarter through December 31, 1999. If the Company is not in compliance at any of the future quarterly dates, the bank has the right to call the loan which could cause the Company to renegotiate with the bank for forbearance, make other financial arrangements or take other actions in order to pay down the loan, if required. However, there can be no assurance that such revised covenants will be met or that replacement financing will be available.

       Management has developed and begun a cost reduction plan, that includes reducing overhead and selling, research, general and administrative expenses. However, there is no assurance that the cost reductions will be realized in the full amount.