Form 10-K/A
period 1998-12-31
TURBODYNE TECHNOLGIES INC
filed 1999-04-30
CIK 1022097

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

                          Common stock, $.001 par value



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At April 14, 1999, there were outstanding 41,963,816 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($ 1.89 per share) of the Registrant's Common Stock on the Easdaq Market on that date, was $ 68,033,309. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

================================================================================

         GENERAL

         Turbodyne Technologies Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, by deleting its responses for Items 9, 10, 11 and 12 contained in its Annual Report on Form 10-K filed April 16, 1999 and replacing such Items as set forth in this Amendment No. 1 to Form 10-K.


                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 14, 1999:


         NAME AND POSITION              AGE             COMMENCEMENT OF SERVICES

         Robert Taylor(1)               59                   July 12, 1996
         Director

         Walter F. Ware                 55                   October 1, 1997
         President and Chief
         Executive Officer

         Edward M. Halimi               54                   October 18, 1993
         Chairman of the Board

         Leon E. Nowek(1)               42                   October 18, 1993
         Vice Chairman,
         Secretary and Director

         Daniel Geronazzo(1)(2)(3)      68                   January 24, 1995
         Director

         Dr. Sadayappa Durairaj         55                   September 16, 1996
         Director

         Wendell R. Anderson(2)(3)      66                   November 20, 1995
         Director

         Khal A. Kader                  26                   July 6, 1998
         Chief Financial Officer

         Duane Rosenheim                66                   June 16, 1998
         Chief Operating Officer

         -------------------------------------
         (1) Member of the Audit Committee
         (2) Member of the Compensation Committee
         (3) Member of the Stock Option Committee

         EDWARD M. HALIMI is Chairman of the Board of Directors. From October 18, 1993 to March 11, 1998, Mr. Halimi served as President and Chief Executive Officer of the Company. Mr. Halimi developed a patented technology (the "Turbodyne Technology") designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Turbodyne Technology also has proved to reduce the production and emission of harmful pollutants. The Company has incorporated the Turbodyne Technology into its two primary products. Mr. Halimi spent 11 years working with FerroPlast Corporation, an international company specializing in the engineering and manufacture of diesel engines, pumps, electric motors and farm equipment. As a Vice-President, Mr. Halimi worked in the engineering and manufacturing divisions in the Middle East and Europe and was responsible for the home building and housing operations in the United States. From 1988 to 1991, Mr. Halimi was the President and Chief Executive Officer of Technodyne Corporation, a manufacturer of heat management and temperature control units and since 1989 serves as Chief Executive Officer of Biosonics Corporation, a research and development company in the fields of ultrasonics, vibration control and semi-conductor research and electronics.

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


BOARD MEETINGS AND COMMITTEES

         The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Audit Committee currently consists of Messrs. Nowek, Geronazzo and Taylor. The Audit Committee recommends the engagement of the Company's independent public accountants, reviews the scope of the audit to be conducted by such independent public accountants, and meets with the independent public accountants and the Chief Financial Officer of the Company to review matters relating to the Company's financial statements, the Company's accounting principles and its system of internal accounting controls, and reports its recommendations as to the approval of the financial statements of the Company to the Board of Directors. One meeting of the Audit Committee was held during the year ended December 31, 1998.

         The Compensation Committee currently consists of Messrs. Geronazzo and Anderson. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation. One meeting of the Compensation Committee was held during the year ended December 31, 1998.

         The Stock Option Committee currently consists of Messrs. Geronazzo and Anderson. The Stock Option Committee is responsible for administering the Company's stock option and executive incentive compensation plans. One meeting of the Stock Option Committee was held during the year ended December 31, 1998.

         The Board of Directors held two meetings and acted by written consent on three occasions during fiscal 1998. No director attended less than 75% of all the meetings of the Board of Directors and those committees on which he or she served in fiscal 1998 other than Mr. Robert Taylor, who acted by written consent on three occassions and attended no meetings of the Board of Directors during fiscal 1998.

COMPENSATION OF DIRECTORS

         Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and Committee meetings, and are periodically granted options to purchase shares of the Common Stock of the Company at the discretion of the Stock Option Committee. Directors are not otherwise provided any remuneration for their services as directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no interlocking relationships involving any of its Compensation Committee or Stock Option Committee members which would be required by the Securities and Exchange Commission to be reported in this Report, and no officer or employee of the Company currently serves on its Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers, directors and persons who own more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 1998, all of our elective officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than: Dr. Sadayappa Durairaj, a member of the Company's Board of Directors, who filed a Form 5 reporting the acquisition of 5,000 shares of Common Stock in transactions which were reportable on a Form 4.

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

                                                                    LONG TERM
                                                                    COMPENSATION

                                                                    NUMBER OF
                              FISCAL YEAR                           SECURITIES
                              ENDED         ANNUAL COMPENSATION     UNDERLYING    ALL OTHER
NAME AND POSITION (1)         DECEMBER 31   SALARY       BONUS       OPTIONS     COMPENSATION
---------------------------   ----------    -------    --------     -----------  ------------
Edward M. Halimi(2)           1998        $180,000     $     --        200,000     $    --
Chairman of the Board         1997         180,000      162,000        200,000          --
                              1996          60,000           --             --          --
                              -----       --------     --------       --------    -----------
Leon E. Nowek(3)              1998        $162,000     $     --        200,000     $    --
Vice  Chairman of the Board,  1997         162,000      145,800        200,000          --
Secretary                     1996          30,000 Cdn       --             --          --
                              -----       --------     --------       --------    -----------
Walter F. Ware                1998        $180,000     $     --        200,000     $    --
Chief Executive  Officer and  1997        $ 60,000           --        150,000          --
President(4)                                                                            --
                              -----       --------     --------       --------    ----------

----------
(1) For a description of the employment contract between certain officers and the Company, see "Employment Contracts," below.
(2) Mr. Halimi served as Chief Executive Officer of the Company from October 1993 to March 1998. Currently Mr. Halimi serves as Chairman of the Board
(3) Mr. Nowek served as Chief Financial Officer of the Company from June 1995 to February 1998. Currently, Mr. Nowek serves as Vice-Chairman of the Board and Secretary of the Company.
(4) Mr. Ware served as Chief Operating Officer of the Company from October 1997 to March 1998. Currently Mr. Ware serves as Chief Executive Officer and President.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 1998 to the Named Executive Officers.

                                                                                                 POTENTIAL REALIZABLE
                             NUMBER OF      PERCENT OF                                         VALUE AT ASSUMED RATE OF
                             SECURITIES     TOTAL OPTIONS                                      STOCK PRICE APPRECIATION
                             UNDERLYING     GRANTED TO        EXERCISE                             FOR OPTION TERM(4)
                             OPTIONS        EMPLOYEES IN      OR BASE        EXPIRATION        -------------------------
NAME OF OFFICER              GRANTED (1)    FISCAL YEAR(2)    PRICE(3)       DATE                  5%             10%
---------------              -----------    -------------     --------      ----------------   -----------   -----------
Edward M. Halimi             200,000        3.15%             $2.35         March 11, 2003     $ 1,182,000   $ 1,491,000
Leon E. Nowek                200,000        3.15%             $2.35         March 11, 2003       1,182,000     1,491,000
Walter F. Ware               200,000        3.15%             $2.35         March 11, 2003       1,182,000     1,491,000

----------
(1)  These options are immediately exercisable upon grant.

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

                                              NUMBER OF SECURITIES
                     SHARES                  UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                     ACQUIRED              OPTIONS AT DECEMBER 31,       IN-THE-MONEY OPTIONS AT
                        ON       VALUE               1998                   DECEMBER 31, 1998
NAME OF OFFICER      EXERCISE  REALIZED    EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----------------     --------  ----------  -----------  -------------   -----------  -------------
Edward M. Halimi     200,000   $1,809,400    200,000           --        $455,000         --
Leon E. Nowek        200,000    1,482,418    200,000           --         455,000         --
Walter F. Ware            --           --    350,000           --         623,750         --

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

         The Compensation Committee has resolved to recommend to the Board of Directors that it enter into a five year employment agreement with Mr. Ware, pursuant to which Mr. Ware will be entitled to receive an annual base salary equal to $180,000 plus an annual cash bonus based on the net operating profit of the Company and its subsidiaries. The maximum bonus will be 150% of base salary. Mr. Ware will be entitled to participate in share option plans, share purchase plans, bonus plans and other financial assistance plans at the discretion of the Board of Directors of the Company.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee is charged with the responsibility of administering all aspects of the Company's executive compensation programs. The Compensation Committee, which is currently comprised of two independent, non-employee directors, also grants all awards under and otherwise administers the Company's 1997 Stock Incentive Plan and the 1998 Stock Incentive Plan. Following review and approval by the Compensation Committee, all determinations pertaining to executive compensation, other than stock award matters, are submitted to the full Board of Directors for approval.

         COMPENSATION PHILOSOPHY. The Company's executive compensation program is designed to (1) provide levels of compensation that integrate pay and incentive plans with the Company's strategic goals, so as to align the interests of executive management with the long-term interests of the Company's stockholders, (2) attract, motivate and retain executives of outstanding abilities and experience capable of achieving the strategic business goals of the Company, (3) recognize outstanding individual contributions, and (4) provide compensation opportunities which are competitive to those offered by other companies of similar size and performance. To achieve these goals, the Company's executive compensation program consists of three main elements: (i) base salary,
(ii) annual cash bonus and (iii) long-term incentives. Each element of compensation has an integral role in the total executive compensation program.

         BASE SALARY. Base salaries are negotiated at the commencement of an executive's employment with the Company, or upon renewal of his or her employment agreement, and are designed to reflect the position, duties and responsibilities of each executive officer, the cost of living in the area in which the officer is located and the market for base salaries of similarly situated executives at other companies engaged in businesses similar to that of the Company. Messrs. Halimi and Nowek each is a party to an employment agreement dated August 1, 1997, as amended on January 27, 1998 (as amended, the "Employment Agreements"), between each officer, the Company and Turbodyne Systems, Inc. ("Turbodyne Systems") pursuant to which these officers are paid annual base salaries equal to $180,000 and $162,500, respectively. The Compensation Committee has resolved to recommend to the Board of Directors that it enter into a five year employment agreement with Mr. Walter Ware, pursuant to which Mr. Ware will be entitled to receive an annual base salary equal to $180,000. See "Employment Contracts," below.

         ANNUAL CASH BONUSES. Executive officers are eligible for annual incentive bonuses in amounts determined at the discretion of the Board of Directors. The Board considers an award of an annual bonus subjectively, taking into account factors such as the financial performance of the Company, increases in stockholder value, the achievement of corporate goals and individual performance. Pursuant to their respective Employment Agreement, each of Messrs. Halimi and Nowek is entitled to an annual cash bonus of up to 150% of such officer's respective base salary based on the consolidated net operating income (before taxes) of the Company, Turbodyne Systems or Pacific Baja, whichever is greater. Similarly, Mr. Ware also shall be entitled to an annual cash bonus of up to 150% of his base salary based on the consolidated net operating income (before taxes) of the Company and its subsidiaries. For fiscal 1998, none of the Named Executive Officers received any cash bonuses.

         The Company also provides to its employees (including Mr. Halimi and the other officers) medical insurance and other customary employee benefits.

         LONG-TERM INCENTIVES. The Company provides its executive officers with long-term incentive compensation through grants of options under the Company's 1998 Stock Incentive Plan. The Compensation Committee currently is responsible for selecting the individuals to whom grants of options should be made, the timing of grants, the determination of the per share exercise price and the number of shares subject to each option. The Compensation Committee believes that stock options provide the Company's executive officers with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Common Stock. The Compensation Committee believes that stock options directly motivate an executive to maximize long-term stockholder value. The options incorporate vesting periods in order to encourage key employees to continue in the employ of the Company. All options granted in fiscal 1998 were granted at the fair market value of the Company's Common Stock on the date of grant. During fiscal 1998, each of Messrs. Halimi, Nowek and Ware was granted options to purchase 200,000 shares of the Company's Common Stock. The Board of Directors considers the grant of each option subjectively, considering factors such as the individual performance of executive officers and competitive compensation packages in the industry.

         CHIEF EXECUTIVE OFFICER. The Compensation Committee has resolved to recommend to the Board of Directors that it enter into a five year employment agreement with Mr. Walter Ware, pursuant to which Mr. Ware will be entitled to receive an annual base salary equal to $180,000 plus an annual cash bonus based on the net operating profit of the Company and its subsidiaries. The maximum bonus will be 150% of base salary. Mr. Ware will be entitled to participate in share option plans, share purchase plans, bonus plans and other financial assistance plans at the discretion of the Board of Directors of the Company. In determining the compensation of the Chief Executive Officer for fiscal 1998, the Compensation Committee considered many factors including the milestones reached by the Company in 1998 which include receipt of certification by the United States Environmental Protection Agency of the Detroit Diesel Corporation emission upgrade kit, which incorporates the Turbodyne Technology through the use of a TurbopacTM, as an acceptable solution to reduce emissions of diesel buses under the EPA's Urban Bus Retrofit/Rebuild Program, the execution by the Company and Detroit Diesel Corporation of the Company's first commercial contract, for the production of the Turbopac product and the award of two additional patents relating to a completely different technology developed by the Company jointly with Southwest Research Institute designed to reduce harmful emissions from internal combustion engines which utilizes the Turbopac(TM) product line. The Compensation Committee also considered the financial results of the Company for fiscal 1998, including the substantial net loss incurred by the Company and the increased net loss per share. The Compensation Committee determined that Mr. Ware's base salary continued to be commensurate with his responsibilities and that no bonus would be awarded for fiscal 1998.

         OMNIBUS BUDGET RECONCILIATION ACT IMPLICATIONS FOR EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to each of the Company's five most highly paid executive officers. Certain "performance-based" compensation that has been approved by the Company's stockholders is not subject to the deduction limit. The 1998 Stock Incentive Plan is intended to qualify so that awards under the plan constitute performance based compensation not subject to Section 162(m) of the Code.

         All compensation paid to the Company's employees in fiscal 1998 will be fully deductible. With respect to compensation to be paid to the Company's senior executive officers in 1999 and in future years, in certain instances such compensation may exceed $1,000,000. However, in order to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible.

         SUMMARY. The Compensation Committee believes that its executive compensation philosophy of paying its executive officers by means of base salaries, annual cash bonuses and long-term incentives, as described in this report, serves the interests of the Company and its stockholders.


                                               COMPENSATION COMMITTEE

                                               Wendall R. Anderson
                                               Daniel Geronazzo

                               PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total stockholder return of the Company's Common Stock during the period from April 25, 1994 to December 31, 1998, compared with the cumulative returns of the Nasdaq Stock Market (US Companies) Index and the S&P Auto Parts & Equipment Index. The Common Stock was listed on the Vancouver Stock Exchange on April 25, 1994 and was listed for quotation on the Nasdaq Small Cap Market on March 27, 1997. The trading values identified for the Company in the Comparison reflect the price of the Common Stock on the Vancouver Stock Exchange from April 25, 1994 through March 26, 1997 (which were in Canadian dollars) and on the Nasdaq Stock Market from March 27, 1997 through December 31, 1998 (which were in U.S. dollars). The Comparison contains translations of the prices of the Common Stock on the Vancouver Stock Exchange to U.S. dollars at specified rates. These translations should not be construed as representations that the Canadian dollar amounts actually represent U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rate indicated or at any other rate. The translations of Canadian dollars into U.S. dollars have been made at the noon buying rate in New York City for cable transfers of Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York on each of April 25, 1994 and December 31, 1994, 1995 and 1996. The Comparison assumes $100 was invested on April 25, 1994 in the Common Stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.


                               [GRAPHICS OMITTED]


                                                     CUMULATIVE TOTAL RETURN
                                     ---------------------------------------------------
                                     4/25/94    12/94    12/95    12/96    12/97   12/98
                                     -------    -----    -----    -----    -----   -----
TURBODYNE TECHNOLOGIES INC.             100       60      842     1,867      901   1,076
NASDAQ STOCK MARKET (U.S.)              100      102      144       177      217     306
S & P AUTO PARTS & EQUIPMENT            100       95      117       131      164     238

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 1, 1999 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 21700 Oxnard Street, Suite 1550, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                    NUMBER OF SHARES OF
                                                 COMMON STOCK BENEFICIALLY
          NAME AND ADDRESS                       OWNED           PERCENT(1)
          ----------------                     ---------         ----------

Edward Mr. Halimi(2) .......................   3,450,000             8.3%
Leon E. Nowek(3) ...........................   1,100,000             2.6
Wendell R. Anderson(4) .....................     200,000             *
Sadayappa Durairaj(5) ......................     874,000             2.1
Daniel Geronazzo(6) ........................     115,000             *
Robert Taylor(7) ...........................      32,000             *
Walter F. Ware(8) ..........................     351,690             *
Directors and executive officers as a ......   5,967,356            14.0
group(2)(3)(4)(5)(6)(7)(8)(9)

----------
* less than 1%

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

(5) Includes 200,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999 (

6) Includes 100,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(7) Consists of 30,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(8) Includes 350,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before April 29, 1999.

(9) Includes 46,666 shares of Common Stock reserved for issuance upon exercise of stock options held by certain executive officers of the Company which are or will become exercisable on or before April 29, 1999

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Company agreed to loan up to $250,000 to Walter Ware, the President and Chief Executive Officer of the Company, in connection with the purchase of his home. The loan bears no interest and is repayable on the earlier to occur of the sale of Mr. Ware's home or the termination of Mr. Ware's employment with the Company. At March 31, 1999, there was $237,500 advanced under this loan.

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


                                        TURBODYNE TECHNOLOGIES INC.

                                               /S/ KHAL KADER
                                        ----------------------------------------
                                        By:    Khal Kader
                                        Title: Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer

                                        Date:  April 30, 1999


                                POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicates.

     SIGNATURE                       DATE                   TITLE

*
----------------------------      April 30, 1999      Chairman of the Board
Edward M. Halimi

*
----------------------------      April 30, 1999      Vice Chairman, Secretary
Leon E. Nowek                                         and Director

/s/ Khal Kader
----------------------------      April 30, 1999      Chief Financial Officer
Khal A. Kader                                         (Principal Financial
                                                      Officer and Principal
                                                      Accounting Officer)

*
----------------------------      April 30, 1999      Chief Executive Officer,
Walter F. Ware                                        President and Director

*
----------------------------      April 30, 1999      Director
Daniel Geronazzo

*
----------------------------      April 30, 1999      Director
Wendell R. Anderson


----------------------------      April __, 1999      Director
Robert Taylor

*
----------------------------      April 30, 1999      Director
Sadayappa Durairaj


*  By:  /S/ KHAL KADER
       --------------------
        Khal Kader
        Attorney-In-Fact