Form 10-Q
period 1999-03-31
TURBODYNE TECHNOLGIES INC
filed 1999-05-14
CIK 1022097

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Shares of Common Stock, par value $0.001, outstanding as of May 13, 1999:
41,305,483 shares.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

                                  FORM 10-Q

                              TABLE OF CONTENTS



                        PART I. FINANCIAL INFORMATION

                                                                            PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998                                          3

          Condensed Consolidated Statements of Operations -
                Three months ended March 31, 1999 and 1998                     4

          Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 1999 and 1998                     5

          Notes to Condensed Consolidated Financial Statements              6-11

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  11-17

Item 3.   Quantitative and Qualitative Disclosures about Market Risks         17



                        PART II. OTHER INFORMATION



Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities                                               18

Item 3.   Default Upon Senior Securities                                      18

Item 4.   Submission of Matters to Vote of Security Holders                   18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                     ASSETS
                                                              1999               1998
                                                         ---------------    ---------------
Current Assets:
     Cash                                                        93,000          1,257,000
     Trade accounts receivable, net                          13,403,000         10,623,000
     Inventories                                              6,519,000          6,507,000
     Prepaid expenses and other current assets                2,139,000          1,816,000
                                                         ---------------    ---------------

               Total current assets                          22,154,000         20,203,000

Property, Plant and Equipment, at cost, net                  20,540,000         20,616,000
Goodwill, net                                                12,805,000         12,992,000
Other Assets                                                  1,241,000          1,235,000
                                                         ---------------    ---------------

                                                             56,740,000         55,046,000
                                                         ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt                       497,000            497,000
     Current maturities of obligations under capital leases     785,000            778,000
     Accounts payable                                        10,821,000          8,916,000
     Accrued liabilities                                      5,281,000          5,127,000
     Income taxes payable                                       700,000            700,000
                                                         ---------------    ---------------

               Total current liabilities                     18,084,000         16,018,000

Long term debt, less current maturities                      12,669,000          9,941,000
Obligations under capital leases, less current maturities     2,920,000          3,138,000
                                                         ---------------    ---------------

                                                             33,673,000         29,097,000
                                                         ---------------    ---------------
Stockholders' Equity:
     Preferred stock, $0.001 par value.  Authorized
          1,000,000 shares; issued 10,000 Series A
          Convertible Preferred and 10,000 Series B
          Convertible Preferred shares and outstanding
          none in 1999 and 1998                                     --                  --
     Common stock, $0.001 par value.  Authorized
          60,000,000 shares; issued and outstanding
          41,738,816 shares in 1999 and 41,313,816
         shares in 1998                                          42,000             42,000
     Treasury stock, at cost, 378,580 shares in 1999 and
         330,080 shares in 1998                              (1,759,000)        (1,500,000)
     Additional paid in capital                              82,716,000         81,770,000
     Cumulative other comprehensive income                     (179,000)           (94,000)
     Accumulated deficit                                    (57,753,000)       (54,269,000)
                                                         ---------------    ---------------

               Total stockholders' equity                    23,067,000         25,949,000
                                                         ---------------    ---------------

                                                             56,740,000         55,046,000
                                                         ===============    ===============


     See accompanying notes to condensed consolidated financial statements.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                          THREE MONTHS
                                                             ENDED
                                                            MARCH 31,
                                                      1999             1998
                                                 -------------------------------

Net sales                                      $  14,072,000      $ 9,726,000

Cost of goods sold                                11,679,000        8,301,000
                                                 -------------------------------

        Gross profit                               2,393,000        1,425,000

Selling, general and administrative expenses       4,382,000        3,744,000
Research and development costs                     1,171,000        1,406,000
                                                 ------------------------------

        Loss from operations                      (3,160,000)      (3,725,000)

Other expense (income):
   Interest expense, net                             337,000          285,000
   Other, net                                        (13,000)              --
                                                 -------------------------------

        Loss before income taxes                  (3,484,000)      (4,010,000)

Income tax expense (benefit)                              --           8,000
                                                 -------------------------------

        Net loss                               $  (3,484,000)     $(4,018,000)
                                                 ===============================


Net loss per common share:
   Basic loss per share                        $       (0.09)     $     (0.13)
   Diluted loss per share                              (0.09)           (0.13)
                                                 ===============================



Weighted average shares used for basic and
   diluted loss per share                         36,960,000       31,172,000
                                                 ===============================


See accompanying notes to condensed consolidated financial statements.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (UNAUDITED)


                                                              1999           1998
                                                          -------------  --------------

Cash flows from operating activities:
   Net loss                                            $   (3,484,000)   $(4,018,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization of property and
       equipment                                              887,000        656,000
      (Increase) decrease in operating assets:
       Trade accounts receivable                           (2,780,000)    (2,352,000)
       Inventories                                            (12,000)    (1,129,000)
       Prepaid expenses and other current assets             (323,000)      (315,000)
       Other assets                                            (6,000)       (25,000)
      Increase (decrease) in operating liabilities:               --
       Trade accounts payable                               1,905,000      1,685,000
       Accrued expenses                                       154,000        467,000
       Income taxes payable                                        --        (38,000)
                                                          -------------  --------------

            Net cash used in operating activities          (3,659,000)    (5,069,000)
                                                          -------------  --------------

Cash flows from investing activities:
   Purchase of property and equipment                  $     (624,000)   $(1,312,000)
                                                          -------------  --------------

            Net cash used in investing activities            (624,000)    (1,312,000)
                                                          -------------  --------------

Cash flows from financing activities:
   Net proceeds from long-term borrowings and capital
    lease obligations                                  $    2,517,000    $  1,828,000
   Net proceeds from short-term borrowings                         --       1,000,000
   Repurchase of treasury stock                              (259,000)             --
   Proceeds from subordinated convertible debentures               --       3,000,000
   Issuance of common stock                                        --         573,000
   Proceeds from exercise of stock options and warrants       946,000       1,687,000
   Issuance costs paid                                             --         (87,000)
                                                          -------------  --------------

            Net cash provided by financing activities       3,204,000       8,001,000
                                                          -------------  --------------

Effect of exchange rate changes on cash                       (85,000)             --
                                                          -------------  --------------

            Net increase (decrease) in cash                (1,164,000)      1,620,000

Cash at beginning of period                                 1,257,000         949,000
                                                          -------------  --------------

Cash at end of period                                  $       93,000    $  2,569,000
                                                          =============  ==============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                           $      342,000         537,000
    Income taxes                                                4,000         120,000
                                                          =============  ==============

See accompanying notes to condensed consolidated financial statements.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

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

Effective July 18, 1997, the Company formally delisted its shares from trading on the Vancouver Stock Exchange. On March 24, 1997, the Company's shares became listed on the Nasdaq Small Capital Market. On April 1, 1999, the Company's common stock was delisted from the Nasdaq Small Capital Market. Effective January 1, 1998, the Company changed its reporting currency from the Canadian dollar (Cdn$) to the U.S. dollar (U.S.$).

Additionally, a cumulative translation adjustment of $179,000 has been included as other comprehensive income in stockholders' equity reflecting the translation of the Cdn$ reporting currency consolidated financial statements to the newly adopted and retroactively applied U.S.$ reporting currency, and other translation adjustments associated with the Company's foreign operations. There are no other items of comprehensive income in the three months ended March 31, 1999. The adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") did not have a material impact on the Company's unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

GOODWILL

Goodwill is associated with the purchase of Pacific Baja on July 2, 1996 by the Company and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Accumulated amortization was $2,117,000 and $1,930,000 at March 31, 1999 and December 31, 1998, respectively.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had sales to two significant customers constituting approximately 40% and 26%, respectively, of net sales for the three months ended March 31, 1999. The Company had sales to three significant customers constituting approximately 50%, 13% and 15%, respectively, of net sales for the three months ended March 31, 1998, respectively. Additionally, these customers comprised 40% and 26%, and 42%, 17% and 20%, respectively, of accounts receivable at March 31, 1999 and December 31, 1998, respectively. The loss of any of these customers could have a material adverse effect on the Company.

EARNINGS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the three months ended March 31, 1999 and 1998, options and warrants to purchase 6,411,642 and 7,643,000 shares of common stock, respectively, at prices ranging from $2.35 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $1,171,000 and $1,406,000 for the three months ended March 31, 1999 and 1998, respectively.

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

NOTE 2.  INVENTORIES

Inventories are comprised of the following at March 31, 1999 and December 31, 1998:

                               1999           1998
                           -------------  -------------

    Raw materials       $    3,149,000      3,220,000
    Work in process            790,000      1,158,000
    Finished goods           2,580,000      2,129,000
                           -------------  -------------

                        $    6,519,000      6,507,000
                           =============  =============


NOTE 3.  LONG-TERM DEBT

Long-term debt at March 31, 1999 and December 31, 1998 consists of the following:

                                                              1999           1998
                                                          -------------  --------------

    Revolving bank lines of credit (A)                 $  11,318,000      9,703,000
    Revolving bank lines of credit (B)                       320,000        320,000
    Notes payable to bank, with monthly installments
       of $12,534                                            351,000        389,000
       plus interest payable monthly at prime plus
      .25% through
      June 2001
    Other                                                  1,177,000         26,000
                                                          -------------  --------------

    Total long-term debt                                  13,166,000     10,483,000

    Less current maturities                                  497,000        497,000
                                                          -------------  --------------

    Long-term debt, excluding current maturities       $  12,669,000      9,941,000
                                                          =============  ==============


(A) The Company's wholly owned subsidiary, Pacific Baja, has a revolving line of credit with a bank permitting borrowings up to $11.5 million, secured by all receivables and inventory, of which $11,318,000 remains outstanding as of March 31, 1999. The borrowings bear interest at the Company's option at LIBOR plus 2% or at prime. The line of credit expires June 1, 2000. The Company is a guarantor on this line of credit.

(B) The Company also entered into an additional line of credit agreement for $350,000 of which $320,000 remains outstanding at March 31, 1999. The borrowings bear interest at prime plus 2%. The line of credit expires June 30, 1999.

The Company was not in compliance with certain covenants related to its debt facilities at March 31, 1999, but has received an appropriate waiver from its lender for the three months ended March 31, 1999. The Company is in the process of working with its bank to prospectively amend the financial covenants to be more in accord with the expected level of operations for each subsequent quarter through December 31, 1999. However, there can be no assurance that such revised covenants will be met.

NOTE 4.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On September 4, 1998 the Board of Directors approved an incentive stock option plan (the "1998 Plan"). The 1998 Plan was approved by the stockholders at the 1998 Annual Meeting. Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee shall determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed 10 years. The maximum number of shares of common stock with respect to which options or rights may be granted under the 1998 Plan to any participant is 200,000 per participant per year. As of March 31, 1999, the Company had options to purchase 2,978,200 shares of common stock outstanding under the 1998 Plan.

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

At March 31, 1999, the Company had options to purchase an aggregate of 5,885,141 shares of common stock outstanding. The options have exercise prices ranging from $2.35 to $8.50 and expiration dates between December 1998 and September 2003.

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

STOCK PURCHASE WARRANTS

At March 31, 1999, the Company had 526,501 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $4.00 to $5.00 and expiration dates between September 2000 and March 2003.

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

SHARE BUY-BACK PLAN

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to buy up to $3.5 million of its shares. The actual number of shares repurchased, and the timing of the purchases, will be based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,759,000 at March 31, 1999.


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

     From the date of the acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period, the Company commenced development of the Turbodyne System, the Turbopac(TM) product and the Dynacharger(TM) product. In addition, the Company's research and development activities resulted in the filing of patent applications in respect of the Turbodyne Products. The Company undertook low volume production of its products, for the purpose of testing and evaluation with OEMs and major retrofit customers. The Company did not record any revenues until the first quarter of 1998 and at March 31, 1999 had expended $22,220,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing. The Company commenced limited sales of the Turbopac(TM) 2500 model in fiscal 1998 and in the first quarter of 1999 pursuant to a contract with Detroit Diesel Corporation, a major global diesel engine producer. Also in these periods, the Company commenced limited sales of the Turbopac(TM) 1500 model to several small international automotive high performance dealers.

      During the first quarter 1999, the Company achieved the following milestones:

     o On January 28, 1999 the Company entered into joint development and licensing agreements with AlliedSignal Inc. of Morristown, N.J. for the development and manufacturing engineering for mass production capability of Dynacharger(TM) turbochargers and other electrically assisted charge air systems.

     o In March 1999, the California Air Resources Board granted an Executive Order for a Universal Exemption of the Turbopac(TM) 2500 model for certain heavy duty diesel powered vehicles which enables the Company to advertise, market and install the Turbopac(TM) 2500 on vehicles equipped with engines covered by the order

RESULTS OF OPERATIONS

      SALES. Net sales for the three months ended March 31, 1999 increased to $14,072,000 from $9,726,000 for the three months ended March 31, 1998, an increase of $4,346,000 or 44.7%.

      Sales in these periods were primarily attributable to the Light Metals Division. Sales attributable to the Engine Technology Division were minimal during these periods. For the three months ended March 31, 1999 and 1998, respectively, of the total sales, sales attributable to the Light Metals Division accounted for sales of $13,969,000 and $9,700,000, respectively, and sales attributable to the Engine Technology Division accounted for sales of $103,000 and $26,000, respectively. For the three months ended March 31, 1999, aftermarket wheel product sales represented 31% of the Light Metals Division's total sales, an increase of $1,084,000 or 33% from the comparable period a year earlier. For the three months ended March 31, 1998, the engine and vehicle component sales represented 69% of the Light Metals Divisions' total sales, an increase of $3,185,000 or 50% from the comparable period a year earlier.

      The increase in sales of the Light Metals Divisions is due to the continued growth in the automotive components segment as well as an increase in sales in the aftermarket wheels segment. The less than expected sales in the Engine Technology Division for the first three months of 1999 primarily is the result of delayed EPA Certification of the Detroit Diesel Urban Bus Retrofit Rebuilt Kit and significantly slower than expected receipt of sales orders for the Turbopac(TM) 2500 from Detroit Diesel under that program.

      The continued decline in the afttermarket wheels segment of the business as a percentage of the Light Metals Divisions' total sales is in line with management's expectations. The aftermarket demand for wheels has been forecasted to be a slow-growth or declining market as a result of the OEMs providing more custom wheels on production cars. Even though the aftermarket wheel segment is not a growth business, the Company believes that it is financially advantageous to remain in that industry as it historically has provided high gross margins. Accordingly, the Company has developed a strategy designed to ensure that it obtains a moderate and profitable market share position as one of the leading aftermarket wheel producers. This is a forward looking statement, however, and actual results may differ. For example, a slow down in the aftermarket wheel industry could cause gross margins to fall. Further, increased competition could cause Turbodyne to lose market share and reduce profitability.

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

      Profitability of the Light Metals Division is affected by seasonal factors as sales of aftermarket wheel products typically peak in the spring of each year while operating costs continue throughout the year and by increasing aluminum costs as the prices of its cast aluminum products are fixed under contract in advance of production. See "Cautionary Statements and Risk Factors - We Will Likely Experience Potential Fluctuations in Quarterly Results and Seasonality" and "Cautionary Statements and Risk Factors-- Raw Materials" in the Company's Annual Report on Form 10-K filed on April 16, 1999.

     COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold for the three months ended March 31, 1999 increased to $11,679,000 from $8,301,000 for the three months ended March 31, 1998, an increase of $3,378,000 or 40.7%. Cost of goods sold as a percentage of net sales for the three months ended March 31, 1999 decreased to 83% from 85.3 % for the three months ended March 31, 1998. The decrease in costs of goods sold as a percentage of net sales in the first quarter of 1999 is attributable to reduced manufacturing costs realized as a result of the relocation of all wheel production and the majority of the automotive engine components foundry to the new Ensenada, Mexico plant.

     During 1998, the Light Metals Division incurred costs and expenses attributable to the modernization and relocation of all existing aluminum foundry and machining operations from its La Mirada, California facility to its newly acquired facility in Ensenada, Mexico. During the first quarter of 1999, the Company began to realize favorable effects of the modernization and relocation on its profit margins as a result of greater productivity and reduced costs. The Company expects further improvements in the quality of its products, and expects greater productivity and reduced costs as production efficiencies are further realized. In addition, the Company anticipates that the new facility will provide the Company with adequate capacity to meet current production volume and expected growth from both new third party customers as well as increased production for the Turbodyne Products. These are forward looking statements however and actual results may differ. For example, if the Company is not able to realize additional efficiencies in its operations from the relocation and modernization efforts, then the Company's profitability may not continue to improve. The Company believes that its investment in modernization and relocation of the aluminum foundry and machining operations to Ensenada is essential to support the expected growth in both the engine technology and light metals divisions over at least the next three years.

      GROSS PROFIT. Gross profit for the three months ended March 31, 1999 increased to $2,393,000 or 17% of sales from $1,425,000 or 14.7% of sales for the three months ended March 31, 1998, an increase of $968,000, or 68%. Gross profit improved to 17 % of sales for the three months ended March 31, 1999 from 12.3% for the full year 1998. This improvement is the result of the favorable effects realized on profit margins as a result of the Company's modernization and relocation of its operations as discussed in more detail under Cost of Goods Sold above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1999 increased to $4,382,000 from $3,744,000 for the three months ended March 31, 1998, an increase of $638,000, or 17%. Selling, general and administrative expenses as a percentage of sales decreased to 31.1% from 38.5% for the comparable three month period. The decrease in selling, general and administrative expenses as a percentage of sales is primarily attributable to the increase in net sales and the lack of any significant expenditures in the first quarter of 1999 associated with the relocation and modernization of the Light Metals Division that began in the first quarter of 1998.

      During the latter part of the first quarter of 1999, the Company implemented cost reduction efforts at Turbodyne's corporate offices and within the Engine Technology Division. The Company anticipates that the benefits of these cost reductions will be realized beginning in the second quarter, after severance costs are absorbed by the Company. However, at the same time the Company expects to increase its marketing efforts during the remainder of fiscal 1999 and expects to incur increased expenses associated with this effort.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended March 31, 1999 decreased to $1,171,000 from $1,406,000 for the three months ended March 31, 1998, an decrease of $235,000, or 16.7%. The decrease primarily is attributable to having earlier finalized the Turbopac(TM) 1500 and 2500 models, the validation testing of the Turbopac(TM) 2500 model and having earlier finalized preparation for full scale commercial production of the Turbopac(TM) 2500 and 1500 models. Accordingly, by the end of fiscal 1998, the Company incurred the substantial portion of the anticipated research and development costs associated with the Turbopac(TM) 2500 and 1500 models.

     In the first quarter of 1999, the Company executed joint development and exclusive licensing agreements with AlliedSignal pursuant to which ongoing research and development costs associated with the Dynacharger(TM) product will be shared between Turbodyne and AlliedSignal. Prior to this agreement a substantial portion of the research and development costs associated with the Dynacharger had been borne solely by Turbodyne.

      Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

      OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts. Interest expense for the three months ended March 31, 1999 increased $52,000 or 18.2% over the comparable period a year earlier. The increase was attributable to additional borrowings on the line of credit and additional financing of property and equipment purchases.

      NET LOSS. Net Loss for the three months ended March 31, 1999 was $3,484,000, a decrease of $534,000 over the comparable period a year earlier. This improvement is the result of the nearly complete relocation effort and the related productivity improvements and reduced costs of production as discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja.

     Cash used in operating activities for the three months ended March 31, 1999 and 1998, was $3,659,000 and $5,069,000, respectively. For the three months ended March 31, 1999, cash used in operating activities decreased $1,410,000 from the comparable period a year earlier primarily as a result of improved margins, tighter inventory management and reduced expenditures associated with the relocation and modernization of the Light Metals Division.

      Cash used in investing activities for the three months ended March 31, 1999 and 1998, was $624,000 and $1,312,000, respectively, resulting primarily from the purchase of property and equipment.

      Cash provided by financing activities for the three months ended March 31, 1999 and 1998 was $3,204,000 and $8,001,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

YEAR 2000

     Computer based systems that require date/time calculations to operate correctly are subject to miscalculations and system failure on and after year 2000. This is known as the Y2K problem. The Y2K problem affects systems that were developed to accept two digit entries for the year in the date code field. After midnight on December 31, 1999, these systems may recognize a date using '00' as the year 1900 rather than the year 2000. Another known issue is that many systems will not recognize the year 2000 as a leap year. The Y2K problem is pervasive in that it goes beyond internal systems to involve supply and distribution chains and extends to both public and private infrastructure services including water, gas, electricity, transportation and communications.

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

      Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note Regarding Forward-looking Information," set forth at below. Readers should understand that the dates on which the Company believes Year 2000 issues will be resolved are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that it has the ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third party liability.

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

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

      This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends affecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The Company's Stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Registration Statement on Form 10-K filed on April 16, 1999, which includes a discussion of important factors that could cause actual results to differ materially from the forward-looking statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      GRAND TECHNOLOGIES ET. AL. V. TURBODYNE TECHNOLOGIES, ET. AL. On March 3, 1999 in the matter of the binding arbitration between Grand Technologies Inc. and the Company arising out of the exclusive distributorship agreement entered into between the Company and Grand in June 1996, the arbitrator has determined that the Company is liable to Grand for damages in the amount of approximately $6.65 million as a result of negligent misrepresentation, breach of contract and breach of a purchase order. The decision also provided that Grand recover its attorney's fees and costs, which to date have not been specified by the Arbitrator. On April 13, 1999, the Los Angeles Superior Court entered an arbitration award in favor of Grand Tech, Inc. and against Turbodyne Systems, Inc. A petition to confirm a supplemental arbitration award is scheduled to be heard on May 12, 1999.

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

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS
          11.1 Statement re computation of per share earnings
          27.1 Financial Data Schedule

        FORM 8-K
          Current Report of Form 8-K filed January 12, 1999, Item 5.

          Current Report on Form 8-K filed February 4, 1999, Item 5. Current Report on Form 8-K filed March 3, 1999, Item 5.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TURBODYNE TECHNOLOGIES INC.




Date:  May 14, 1999                        By   /S/KHAL A. KADER
                                                ---------------------------
                                                Khal A. Kader
                                                Chief Financial Officer
                                                (Principal Accounting Officer)