Form 10-Q
period 1999-06-30
TURBODYNE TECHNOLGIES INC
filed 1999-08-20
CIK 1022097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                              Yes    X          No _____

Shares of Common Stock, par value $0.001, outstanding as of August 17, 1999:
46,363,210 shares.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

                                                                                 PAGE

Item 1.        Financial Statements
               Condensed Consolidated Balance Sheets as of June 30, 199
                      and December 31, 1998                                     3

               Condensed Consolidated Statements of Operations - Three and
                      Six months ended June 30, 1999 and 1998                   4

               Condensed Consolidated Statements of Cash Flows -  Six months
                      ended June 30, 1999 and 1998                              5

               Notes to Condensed Consolidated Financial Statements           6-11

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                              11-19

Item 3.        Quantitative and Qualitative Disclosures about Market Risks      19



                           PART II. OTHER INFORMATION



Item 1.        Legal Proceedings                                                20

Item 2.        Changes in Securities                                            22

Item 3.        Default Upon Senior Securities                                   23

Item 4.        Submission of Matters to Vote of Security Holders                23

Item 5.        Other Information                                                23

Item 6.        Exhibits and Reports on Form 8-K                                 23


                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS
                                                                         1999                 1998
                                                                ---------------------  ------------------
Current Assets:
 Cash                                                                      525,000            1,257,000
 Trade accounts receivable, net                                         14,024,000           10,623,000
 Inventories                                                             6,425,000            6,507,000
 Prepaid expenses and other current assets                               2,091,000            1,816,000
                                                                ---------------------  ------------------
           Total current assets                                         23,065,000           20,203,000


Property, Plant and Equipment, at cost, net                             21,209,000           20,616,000
Goodwill, net                                                           12,618,000           12,992,000
Other Assets                                                             1,261,000            1,235,000
                                                                ---------------------  ------------------

                                                                        58,153,000           55,046,000
                                                                =====================  ==================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long term debt                                   11,915,000              497,000
 Current maturities of obligations under capital leases                  1,253,000              778,000
 Accounts payable                                                       12,263,000            8,916,000
 Accrued liabilities                                                     4,592,000            5,127,000
 Income taxes payable                                                      700,000              700,000
                                                                ---------------------  ------------------

           Total current liabilities                                    30,723,000           16,018,000

 Long term debt, less current maturities                                 1,572,000            9,941,000
 Convertible debentures                                                    500,000                    -
 Obligations under capital leases, less current maturities               2,962,000            3,138,000
                                                                ---------------------  ------------------

                                                                        35,757,000           29,097,000
                                                                ---------------------  ------------------
Stockholders' Equity:
 Preferred stock, $0.001 par value.  Authorized 1,000,000
  shares; issued 10,000 Series A Convertible Preferred and
  10,000 Series B Convertible Preferred shares and outstanding
  none in 1999 and 1998                                                          -                    -
 Common stock, $0.001 par value.  Authorized
      60,000,000 shares; issued and outstanding
      44,632,983 shares in 1999 and 41,313,816
      shares in 1998                                                        45,000               42,000
 Treasury stock, at cost, 378,580 shares in 1999 and
      330,080 shares in 1998                                            (1,759,000)          (1,500,000)
 Additional paid in capital                                             85,430,000           81,770,000
 Cumulative other comprehensive income                                    (228,000)             (94,000)
 Accumulated deficit                                                   (61,092,000)         (54,269,000)
                                                                ---------------------  ------------------

           Total stockholders' equity                                   22,396,000           25,949,000
                                                                ---------------------  ------------------
                                                                        58,153,000           55,046,000
                                                                =====================  ==================


 See accompanying notes to condensed consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      THREE MONTHS                         SIX MONTHS
                                                     ENDED JUNE 30,                      ENDED JUNE 30,
                                                   1999            1998               1999            1998
                                              --------------------------------   -------------------------------

Net sales                                  $     16,180,000     11,024,000    $     30,252,000      20,750,000

Cost of goods sold                               14,214,000      9,233,000          25,893,000      17,534,000
                                              --------------------------------   -------------------------------

         Gross profit                             1,966,000      1,791,000           4,359,000       3,216,000

Selling, general and administrative expenses      3,333,000      3,507,000           7,715,000       7,251,000
Research and development costs                    1,694,000      1,719,000           2,865,000       3,125,000
                                              --------------------------------   -------------------------------

         Loss from operations                    (3,061,000)    (3,435,000)         (6,221,000)     (7,160,000)

Other expense (income):
   Interest expense, net                            376,000        296,000             713,000         581,000
   Other, net                                      (102,000)         4,000            (115,000)          4,000
                                              --------------------------------   -------------------------------

         Loss before income taxes                (3,335,000)    (3,735,000)         (6,819,000)     (7,745,000)

Income tax expense                                    4,000         16,000               4,000          24,000
                                              --------------------------------   -------------------------------

         Net loss                          $     (3,339,000)    (3,751,000)   $     (6,823,000)     (7,769,000)
                                              ================================   ===============================


Net loss per common share:
   Basic loss per share                    $          (0.09)         (0.11)    $         (0.18)          (0.23)
   Diluted loss per share                             (0.09)         (0.11)              (0.18)          (0.23)
                                              ================================   ===============================


Weighted average shares used for basic
   and diluted loss per share                    38,906,000     34,736,000          37,933,000      33,704,000
                                              ================================   ===============================


See accompanying notes to condensed consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                           1999               1998
                                                                     ----------------   ----------------

Cash flows from operating activities:
   Net loss                                                       $     (6,823,000)     $  (7,769,000)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization of property and equipment           1,838,000          1,767,000
       Stock compensation                                                       --            375,000
       (Increase) decrease in operating assets:
        Trade accounts receivable                                       (3,401,000)        (1,593,000)
        Inventories                                                         82,000           (266,000)
        Prepaid expenses and other current assets                         (275,000)        (1,774,000)
        Other assets                                                       (26,000)           331,000
       Increase (decrease) in operating liabilities:                            --           (130,000)
        Trade accounts payable                                           3,347,000             43,000
        Accrued expenses                                                  (535,000)           663,000
        Income taxes payable                                                    --            (62,000)
                                                                     ----------------   ----------------

               Net cash used in operating activities                    (5,793,000)        (8,415,000)
                                                                     ----------------   ----------------

Cash flows from investing activities:
   Purchase of property and equipment                             $     (1,084,000)     $  (3,042,000)
                                                                     ----------------   ----------------

               Net cash used in investing activities                    (1,084,000)        (3,042,000)
                                                                     ----------------   ----------------

Cash flows from financing activities:
   Net proceeds from long-term borrowings and capital lease
     obligations                                                  $      2,375,000      $   2,551,000
   Net proceeds from short-term borrowings                                      --                 --
   Repurchase of treasury stock                                           (259,000)                --
   Proceeds from convertible debentures                                    500,000          3,000,000
   Issuance of common stock                                                     --                 --
   Proceeds from exercise of stock options and warrants                  3,663,000         16,299,000
   Issuance costs paid                                                          --           (159,000)
                                                                     ----------------   ----------------

               Net cash provided by financing activities                 6,279,000         21,691,000
                                                                     ----------------   ----------------

Effect of exchange rate changes on cash                                   (134,000)           (56,000)
                                                                     ----------------   ----------------

               Net increase (decrease) in cash                            (732,000)        10,178,000

Cash at beginning of period                                              1,257,000            949,000
                                                                     ----------------   ----------------

Cash at end of period                                             $        525,000      $  11,127,000
                                                                     ================   ================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                     $        723,000            644,000
     Income taxes                                                            4,000                 --
                                                                     ================   ================

See accompanying notes to condensed consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

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

Effective July 18, 1997, the Company formally delisted its shares from trading on the Vancouver Stock Exchange. Effective March 24, 1997, the Company's shares became listed on the Nasdaq Small Capital Market. Effective July 15, 1997, the Company's shares became listed on the Easdaq market. On April 1, 1999, the Company's common stock was delisted from the Nasdaq Small Capital Market. Effective January 1, 1998, the Company changed its reporting currency from the Canadian dollar (Cdn$) to the U.S. dollar (U.S.$).

Additionally, a cumulative translation adjustment of $228,000 has been included as other comprehensive income in stockholders' equity reflecting the translation of the Cdn$ reporting currency consolidated financial statements to the newly adopted and retroactively applied U.S.$ reporting currency, and other translation adjustments associated with the Company's foreign operations. There are no other items of comprehensive income in the six months ended June 30, 1999. The adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") did not have a material impact on the Company's unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

GOODWILL

Goodwill is associated with the purchase of Pacific Baja on July 2, 1996 by the Company and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Accumulated amortization was $2,304,000 and $1,930,000 at June 30, 1999 and December 31, 1998, respectively.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had sales to three significant customers constituting approximately 36%, 25% and 12% and 47%, 15% and 12%, respectively, of net sales for the six months ended June 30, 1999 and 1998, respectively. The Company had sales to three significant customers constituting approximately 33%, 24% and 15% and 44%, 17% and 12%, respectively, of net sales for the three months ended June 30, 1999 and 1998, respectively. Additionally, these customers comprised 31%, 29%, and 13% and 42%, 17% and 20%, respectively, of accounts receivable at June 30, 1999 and December 31, 1998, respectively. The loss of any of these customers could have a material adverse effect on the Company.

EARNINGS (LOSS) PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the six months ended June 30, 1999 and 1998, options and warrants to purchase 4,391,941 and 6,074,502 shares of common stock, respectively, at prices ranging from $1.25 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $2,865,000 and $3,125,000 for the six months ended June 30, 1999 and 1998, respectively, and $1,694,000 and $1,719,000 for the three months ended June 30, 1999 and 1998, respectively.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation.


NOTE 2.  INVENTORIES

Inventories are comprised of the following at June 30, 1999 and December 31, 1998:

                                1999               1998
                         ----------------     ---------------

Raw materials           $      2,959,000          3,220,000
Work in process                  680,000          1,158,000
Finished goods                 2,786,000          2,129,000
                         ----------------     ---------------

                        $      6,425,000          6,507,000
                         ================     ===============


NOTE 3.  LONG-TERM DEBT

Long-term debt at June 30, 1999 and December 31, 1998 consists of the following:

                                                                          1999                 1998
                                                                     ----------------     ----------------

     Revolving bank lines of credit (A)                            $  11,416,000             9,703,000
     Revolving bank lines of credit (B)                                  320,000               320,000
     Notes payable to bank, with monthly installments of $12,534
        plus interest payable monthly at prime plus .25% through         313,000               389,000
       June 2001
     Other                                                             1,438,000                26,000
                                                                     ----------------     ----------------

     Total long-term debt                                             13,487,000            10,483,000

     Less current maturities                                          11,915,000               497,000
                                                                     ----------------     ----------------

     Long-term debt, excluding current maturities                  $   1,572,000             9,941,000
                                                                     ================     ================


(A) The Company's wholly owned subsidiary, Pacific Baja, has a revolving line of credit with a bank permitting borrowings up to $11.5 million, secured by all receivables and inventory, of which $11,416,000 remains outstanding as of June 30, 1999. The borrowings bear interest at the Company's option at LIBOR plus 2% or at prime. The line of credit expires June 1, 2000. The Company is a guarantor on this line of credit.


(B) The Company also entered into an additional line of credit agreement for $350,000 of which $320,000 remains outstanding at June 30, 1999. The borrowings bear interest at prime plus 2%. The line of credit expired June 30, 1999.


On July 21, 1999, the Company received a notice from the bank, which holds both lines of credit and the term loan, informing the Company that it was in default under its credit facility. As a result of the default, the bank informed the Company that all indebtedness of the Company to the bank under the terms of the loan agreements was immediately due and payable. Subsequent to this event, the Company has been in discussions with the bank. As of August 17, 1999, the bank has not demanded payment on the loans. However, pursuant to the loan agreements with the Company, the bank reserves the right without further notice to the Company to take such action at any time as it deems necessary and advisable to recover payment in full, including, without limitation, foreclosure of all liens and security interests arising under the loan agreements and exercising its other rights and other remedies. Failure to exercise such rights does not constitute a waiver of the default described above or of the bank's right to exercise such rights at a future date. There can be no assurance that the bank will not exercise all of its rights under the loan agreements. Accordingly, the entire loan balance outstanding under the loan agreements has been classified as current as of June 30, 1999.

NOTE 4.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On September 4, 1998 the Board of Directors approved an incentive stock option plan (the "1998 Plan"). The 1998 Plan was approved by the stockholders at the 1998 Annual Meeting. Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The Stock Option Committee shall determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed 10 years. The maximum number of shares of common stock with respect to which options or rights may be granted under the 1998 Plan to any participant is 200,000 per year. As of June 30, 1999, options to purchase the maximum number of shares of common stock allowable under the 1998 Plan had been granted.

On March 3, 1997, the Company established an incentive stock option plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to its directors, officers and employees for up to 2,840,000 shares of common stock. As of September 30, 1998, options to purchase the maximum number of shares of common stock allowable under the 1997 Plan had been granted.

Options granted under the 1997 Plan to participants, other than the Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and any directors of the Company or its subsidiaries, are subject to a vesting formula. The vesting formula provides that options shall vest equally over a three-year period commencing on the date of grant so that the options can only be exercised as to an aggregate of 33.3% in the first year, 66.6% in the second year and 100% in the third year and each year thereafter. No options granted to an employee of the Company or an affiliate of the Company shall be exercisable until the optionee has been employed by the Company or affiliate for a period of six months. The directors have the discretion to waive the vesting requirements at their discretion in appropriate circumstances.

At June 30, 1999, the Company had options to purchase an aggregate of 3,815,440 shares of common stock outstanding. The options have exercise prices ranging from $1.25 to $8.50 and expiration dates between December 1999 and May 2004.

During the six months ended June 30, 1999, in an effort to raise capital, the Company repriced options to purchase 3,116,667 shares of the Company's common stock issued to several employees and consultants to exercise prices ranging from $1.00 to $3.50. All of these options were exercised for gross proceeds to the Company of approximately $3,790,000.

SPECIAL WARRANTS

On July 2, 1996, the Company completed a private placement of 3,750,000 Series "A" Special Warrants at a price of $5.00 (Cdn$) per special warrant. Commission paid to the brokers was 10% of the gross proceeds and the brokers elected to receive the commission in special warrants (375,000 Series "A" Special Warrants issued). Each Series "A" Special Warrant can be exercised into one unit of the Company for no additional consideration. Each unit consists of one share of common stock and one nontransferable stock purchase warrant. The stock purchase warrant entitled the holder to purchase one share of common stock at $5.50 (Cdn$) until July 2, 1997.

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

On December 6, 1996, the Company completed a brokered private placement of 500,000 Series "C" Special Warrants at a price of $9.00 (Cdn$) per special warrant. Each Series "C" Special Warrant can be exercised into one unit of the Company for no additional consideration. Each unit consists of one share of common stock and one stock purchase warrant. Each Series "C" stock purchase warrant will entitle the holder to purchase one share of common stock at $9.50 (Cdn$) per share for a period of one year. During 1997, a warrant amendment was executed to change the exercise price of the Series "C" stock purchase warrant from $9.50 (Cdn$) to $4.50 (U.S.$) and extend the exercise date of the Series "C" Special Warrants and Series "C" stock purchase warrant.

During 1997, all of the Series "C" Special Warrants were exercised into common stock with stock purchase warrants for an aggregate of 500,000 shares of common stock and stock purchase warrants. Total net proceeds of $2,845,000, received upon the issuance of these special warrants, were transferred to paid-in capital. For the six months ended June 30, 1998, 272,000 Series "C" stock purchase warrants were exercised for common stock. At June 30, 1998, no Series "C" stock purchase warrants were outstanding.

STOCK PURCHASE WARRANTS

At June 30, 1999, the Company had 576,501 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised.

The warrants have exercise prices ranging from $1.74 to $5.00 and expiration dates between September 2000 and July 2004.

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

SHARE BUY-BACK PLAN

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to buy up to $3.5 million of its shares. The actual number of shares repurchased, and the timing of the purchases, will be based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,759,000 at June 30, 1999.


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

        From the date of the acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period, the Company commenced development of the Turbodyne System, the Turbopac(TM) product and the Dynacharger(TM) product. In addition, the Company's research and development activities resulted in the filing of patent applications in respect of the Turbodyne Products. The Company undertook low volume production of its products, for the purpose of testing and evaluation with OEMs and major retrofit customers. The Company did not record any revenues until the first quarter of 1998 and at June 30, 1999 had expended $23,914,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financings. The Company commenced limited sales of the Turbopac(TM) 2500 model in fiscal 1998 and in the first half of 1999 pursuant to a contract with Detroit Diesel Corporation, a major global diesel engine producer. Also in these periods, the Company commenced limited sales of the Turbopac(TM) 1500 model to several small international automotive high performance dealers.

        During the first half of 1999, the Company achieved the following milestones:

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

RESULTS OF OPERATIONS

        SALES. Net sales for the six months ended June 30, 1999 increased to $30,252,000 from $20,750,000 for the six months ended June 30, 1998, an increase of $9,502,000 or 46% and for the three months ended June 30, 1999 increased to $16,180,000 from $11,024,000 for the three months ended June 30, 1998, an increase of $5,156,000 or 47%.

        Sales in these periods were primarily attributable to the Light Metals Division. Sales attributable to the Engine Technology Division were minimal during these periods. For the six months ended June 30, 1999 and 1998, respectively, of the total sales, sales attributable to the Light Metals Division accounted for sales of $29,824,000 and $20,374,000 respectively, and sales attributable to the Engine Technology Division accounted for sales of $428,000 and $376,000, respectively. For the six months ended June 30, 1999, sales of aftermarket wheel products increased $2,802,000, or 37%, from $7,661,000 for the six months ended June 30, 1998. As a percentage of total sales of the Light Metals Division, sales of aftermarket wheel products declined to 35% for the six months ended June 30, 1999 from 38% for the six months ended June 30, 1998. For the six months ended June 30, 1999, engine and vehicle component sales increased $6,648,000, or 52%, from $12,713,000 for the six months ended June 30, 1998. As a percentage of total sales of the Light Metals Division, engine and vehicle component sales increased to 65% for the six months ended June 30, 1999 from 62% for the six months ended June 30, 1998.

        The increase in sales of the Light Metals Division is due to the continued growth in the automotive components segment as well as an increase in sales in the aftermarket wheels segment. The less than expected sales in the Engine Technology Division for the first six months of 1999 primarily is the result of delayed EPA Certification of the Detroit Diesel Urban Bus Retrofit Rebuilt Kit and significantly slower than expected receipt of sales orders for the Turbopac(TM) 2500 from Detroit Diesel under that program. The Company did not develop or undertake a substantial marketing effort regarding the Turbopac products in light of its contract with Detroit Diesel and the anticipated sale orders to be received thereunder and the anticipated exposure of the Turbopac products resulting from this relationship. In light of the continued delay in receipt of orders from Detroit Diesel, the Company commenced its own marketing effort in fiscal 1999. See the Company's discussion under Selling General and Administrative Expenses.

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

        Profitability of the Light Metals Division is affected by seasonal factors as sales of aftermarket wheel products typically peak in the spring of each year while operating costs continue throughout the year and by increasing aluminum costs as the prices of its cast aluminum products are fixed under contract in advance of production. See "Cautionary Statements and Risk Factors - We Will Likely Experience Potential Fluctuations in Quarterly Results and Seasonality" and "Cautionary Statements and Risk Factors -- Raw Materials" in the Company's Annual Report on Form 10-K filed on April 16, 1999.

        COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold for the six months ended June 30, 1999 increased to $25,893,000 from $17,534,000 for the six months ended June 30, 1998, an increase of $8,359,000 or 48%, and for the three months ended June 30, 1999 increase to $14,124,000 from $9,233,000 for the three months ended June 30, 1998, an increase of $4,981,000 or 54%. Cost of goods sold as a percentage of net sales for the six months ended June 30, 1999 increased to 86% from 85% for the six months ended June 30, 1998, and for the three months ended June 30, 1999 increased to 88% from 84% for the three months ended June 30, 1998.

        During 1998, the Light Metals Division incurred significant costs and expenses attributable to the modernization and relocation of all existing aluminum foundry and machining operations from its La Mirada, California facility to its newly acquired facility in Ensenada, Mexico. During the first half of 1999, the volume of product manufactured by the Light Metals Division increased and the Company began to realize favorable effects of the modernization and relocation on its profit margins as a result of greater productivity and reduced costs. However, the cost of goods sold remained substantially higher than expected. The Company believes that the higher than expected costs were due primarily to a high turnover rate of employees at its manufacturing facilities in Mexico, higher than average scrap, which results in increased remanufacturing, due in large part to the rate of employee turnover, and a physical manufacturing process that did not provide for optimum efficiencies.

        The Company has developed plans designed to reduce costs of sales in the third quarter of 1999 and going forward. The Company intends to rearrange the manufacturing, integrating, casting, machining and other subprocesses at the Company's facilities in Mexico into a cellular system so as to substantially reduce scrap, increase throughput and provide for other efficiencies.

        The Company expects improvements in the quality of its products, and expects greater productivity and reduced costs as it implements the measures described above and as production efficiencies are further realized. In addition, the Company anticipates that the new facility will provide the Company with adequate capacity to meet current production volume and expected growth from both new third party customers as well as increased production for the Turbodyne Products. These are forward looking statements however and actual results may differ. For example, if the Company is not able to realize additional efficiencies in its operations from the relocation and modernization efforts, then the Company's profitability may not continue to improve. The Company believes that its investment in modernization and relocation of the aluminum foundry and machining operations to Ensenada is essential to support the expected growth in both the engine technology and light metals divisions over at least the next three years.

        GROSS PROFIT. Gross profit for the six months ended June 30, 1999 increased to $4,359,000 from $3,216,000 for the six months ended June 30, 1998, an increase of $1,143,000 or 36% and for the three months ended June 30, 1999 increased to $1,966,000 from $1,791,000 for the three months ended June 30, 1998, an increase of $175,000, or 10%. However as a percentage of sales, for the three and six months ended June 30, 1999, gross profit declined 4% and 1%, respectively, from the comparable periods one year ago. The decline in gross profit as a percentage of sales primarily is due to inefficiencies and manufacturing related difficulties discussed in more detail under Cost of Goods Sold above. Gross profit improved to 14% of sales for the six months ended June 30, 1999 from 12% for the full year 1998. This improvement is the result of favorable effects realized on profit margins as a result of the Company's modernization and relocation of its operations as discussed in more detail under Cost of Goods Sold above.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 1999 increased to $7,715,000 from $7,251,000 for the six months ended June 30, 1998, an increase of $464,000, or 6%, and for the three months ended June 30, 1999 decreased to $3,333,000 from $3,507,000 for the three months ended June 30, 1998, a decrease of $174,000, or 5%. Selling, general and administrative expenses as a percentage of sales decreased to 26% from 35% and to 21% from 32% for the comparable six and three month periods, respectively. The decrease in selling, general and administrative expenses as a percentage of sales is primarily attributable to the increase in net sales, the significant expenditures in the first half of 1998 associated with the relocation and modernization of the Light Metals Division that began in the first quarter of 1998, and the benefits realized as a result of the implementation of cost reduction efforts at Turbodyne's corporate offices.

        During the latter part of the first quarter of 1999, the Company implemented cost reduction efforts at Turbodyne's corporate offices and within the Engine Technology Division. The Company has begun to realize the benefits of these cost reductions in the second quarter and expects to continue to realize additional benefits for the remainder of the 1999 fiscal year. However, at the same time the Company expects to increase its marketing efforts during the remainder of fiscal 1999 and expects to incur increased expenses associated with this effort.

        RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the six months ended June 30, 1999 decreased to $2,865,000 from $3,125,000 for the six months ended June 30, 1998, a decrease of $260,000, or 8%, and for the three months ended June 30, 1999 decreased to $1,694,000 from $1,719,000 for the three months ended June 30, 1998, a decrease of $25,000, or 1%. The decrease primarily is attributable to having earlier finalized the Turbopac(TM) 1500 and 2500 models, the validation testing of the Turbopac(TM) 2500 model and having earlier finalized preparation for full scale commercial production of the Turbopac(TM) 2500 and 1500 models. Accordingly, by the end of fiscal 1998, the Company had incurred the substantial portion of the anticipated research and development costs associated with the Turbopac(TM) 2500 and 1500 models.

        In the first half of 1999, the Company executed joint development and exclusive licensing agreements with AlliedSignal pursuant to which ongoing research and development costs associated with the Dynacharger(TM) product will be shared between Turbodyne and AlliedSignal. Prior to this agreement a substantial portion of the research and development costs associated with the Dynacharger had been borne solely by Turbodyne.

        Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

        OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts. Interest expense for the six months ended June 30, 1999 increased to $713,000 from $581,000 for the six months ended June 30, 1998, an increase of $132,000, or 23%, and for the three months ended June 30, 1999 increased to $376,000 from $296,000 for the three months ended June 30, 1998, an increase of $80,000, or 27%. The increase was primarily attributable to additional borrowings on the line of credit and additional financing of property and equipment purchases.

        NET LOSS. Net Loss for the six months ended June 30, 1999 decreased to $6,823,000 from $7,769,000 for the six months ended June 30, 1998, a decrease of $946,000, or 12%, and for the three months ended June 30, 1999 decreased to $3,339,000 from $3,751,000 for the three months ended June 30, 1999, a decrease of $412,000, or 11% . This improvement is the result of the nearly complete relocation effort and the related productivity improvements and reduced costs of production and the implementation of cost reduction efforts as discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja.

        Cash used in operating activities for the six months ended June 30, 1999 and 1998, was $5,793,000 and $8,415,000, respectively. For the six months ended June 30, 1999, cash used in operating activities decreased $2,622,000 from the comparable period a year earlier primarily as a result of tighter inventory management, reduced expenditures associated with the relocation and modernization of the Light Metals Division and reduced costs due to cost reduction efforts undertaken at Turbodyne's corporate offices.

        Cash used in investing activities for the six months ended June 30, 1999 and 1998 was $1,027,000 and $3,042,000, respectively, resulting primarily from the purchase of property and equipment.

        Cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $6,222,000 and $21,691,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in each of the last three years ended June 30, 1999 and has an accumulated deficit of $61,092,000 at June 30, 1999, has used cash in its operating activities in each of the last three years ended June 30, 1999, has violated covenants and defaulted under its debt facilities, has received an adverse award and a judgment in the aggregate amount of approximately $7.3 million related to an arbitration matter and a building lease, respectively, is subject to several class action lawsuits brought against it by certain of its stockholders, and based on projected cash flows for the ensuing year, will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of amounts to be paid, if any, in connection with the aforementioned adverse award and judgment and class action lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        The Company was in default under its credit facility as of August 17, 1999. As a result of the default, the bank informed the Company that all indebtedness of the Company to the bank under the terms of the loan agreements was immediately due and payable. As of August 17, 1999, the bank has not demanded payment on the loans. However, there can be no assurance that the bank will not exercise all of its rights under the loan agreement.

        The Company is currently seeking equity, debt and asset based financing in order to continue its present operations. The Company also has developed and begun a cost reduction plan, that includes reducing overhead and selling, research and administrative expenses. However, there can be no assurance that the financing will be consummated or that cost reductions will be realized.

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

        The Company is continuing to review its suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has completed a survey of substantially all of its suppliers and has evaluated their individual risk potential as well as the risk potential of their suppliers. These suppliers represent that they currently are Y2K compliant or will be by December 31, 1999. Currently, the Company's contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support the Company's operations for the first half of 2000. The Company believes it has sufficient alternative suppliers to meeting this contingency strategy. However, in order to acquire sufficient material to support its operations for the first half of 2000, the Company is required to complete additional financings and there can be no assurance that the Company will be successful in that regard. The failure by suppliers to by Y2K compliant by December 31, 1999 remains a possibility and could have a material adverse impact on the Company's results of operations and financial condition.

        The Company has spent approximately $50,000 on the discovery, planning and resolution phases of its Y2K program, which includes hardware and software upgrades and replacements and consulting fees. Management anticipates that the remainder of the Y2K redemption process to cost approximately $50,000. These costs are being expensed as incurred.

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

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

        This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends affecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The Company's Stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K filed on April 16, 1999, with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

        CLASS ACTION LAWSUITS. In January-March 1999 six purported class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California, as follows:

ABBREVIATED CASE NAME                                CASE NO.                        DATE FILED
---------------------                                --------                        ----------
TAKEDA, ET AL. V. TURBODYNE TECHNOLOGIES, ET AL.     CV-99-00697-MMM                  01/22/99
ZAKS, ET AL. V. TURBODYNE TECHNOLOGIES, ET AL.       CV-99-00743-MMM                  01/25/99
LINSCOTT, ET AL. V. TURBODYNE TECHNOLOGIES, ET AL.   CV-99-00933-MMM                  01/28/99
SIEBERT, ET AL. V. TURBODYNE TECHNOLOGIES, ET AL.    CV-99-01288-MMM                  02/08/99
GENTILE, ET AL. V. TURBODYNE TECHNOLOGIES, ET AL.    CV-99-02194-MMM                  03/01/99
GIAMMARCO, ET AL. V. TURBODYNE TECHNOLOGIES, ET AL.  CV-99-02751-MMM                  03/16/99


        On June 4, 1999 the court entered an order consolidating these six actions for all purposes under the caption IN RE TURBODYNE TECHNOLOGIES, INC. SECURITIES LITIGATION, Master File No. CV-99-00697-MMM (BQRx) (the "Consolidated Action"). By the same order, the court appointed the "Kadner -7 Group," comprised of Ralf Kadner, Gordon Williamson & Associates, Louis T. Inglehart, Ronald Shoen, Gunther Wrieden, Combined Atlantic Carriers, and Dennis Jones, as Lead Plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. ss. 78u-4(a)(3)(B), and approved the Lead Plaintiffs' selection of lead counsel for the plaintiffs in the Consolidated Action.

        On August 9, 1999, the plaintiffs filed their consolidated class action complaint, which is now the operative complaint in the Consolidated Action. The Consolidated Action purports to be brought on behalf of individuals claiming to have purchased common stock of the Company during the time period from March 1, 1997 through January 22, 1999. Plaintiffs seek unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of the Company's Turbopac product, and the demand for and market acceptance of Turbopac and other Company products. Plaintiffs allege that these alleged misstatements caused the Company's stock price to be "artificially inflated" during the purported class period.

        The Company has tendered these actions to its insurance carriers who have appointed counsel to represent the Company and the other defendants in these actions. The Company has yet to file a response to the consolidated class action complaint; however, the Company intends to defend itself vigorously against the allegations of the Consolidated Action. Since this action is in the very early stages of litigation, the Company is unable to assess the likelihood of an adverse result, and there can be no assurances as to the outcome of the action.

        GRAND TECHNOLOGIES ET. AL. V. TURBODYNE TECHNOLOGIES, ET. AL. On March 3, 1999 in the matter of the binding arbitration between Grand Technologies Inc. and the Company arising out of the exclusive distributorship agreement entered into between the Company and Grand in June 1996, the arbitrator has determined that the Company is liable to Grand for damages in the amount of approximately $6.65 million as a result of negligent misrepresentation, breach of contract and breach of a purchase order. The decision also provided that Grand recover its attorney's fees and costs, which were set by the arbitrator at the sum of $182,000 in a Supplemental Arbitration Award dated April 12, 1999. On April 13, 1999, the Los Angeles Superior Court entered an order confirming the arbitrator's March 3, 1999 award, and on May 12, 1999 the Los Angeles Superior Court entered an order confirming the arbitrator's April 12, 1999 Supplemental Award. On June 4, 1999, Judgment was entered against the Company based on these Orders confirming the Arbitration Award and Supplemental Arbitration Award in the total sum, including costs, of $6,941,000.

        On July 26, 1999, the Company filed a Notice of Appeal from the June 4, 1999 Judgment.

        The Company strongly denies any wrongdoing and will vigorously prosecute the appeal that it has taken from the Judgment of the Superior Court, as it believes that the Judgment is based upon an Award by the arbitrator that exceeded his powers. There can be no assurance that the Company will be successful in this effort.

        On May 3, 1999, the Company filed an action in the Superior Court of the State of California for the County of Los Angeles against certain Underwriters at Lloyd's London ("Lloyds") claiming breach of contract, breach of implied covenant of good faith and fair dealing, promissory misrepresentation and estoppel in connection with Lloyd's denial of coverage under the Company's Directors and Officers and Company Reimbursement Indemnity Insurance Policy for the Grand matter. The defendants filed a demurrer to the Company's complaint, or alternatively, a motion to strike certain allegations. The court denied defendant's demurrer, but granted the motion to strike the Company's allegations regarding the lost opportunity to settle the underlying action. Thereafter, the Company filed a writ of mandate to the court of appeal, seeking the reinstatement of these allegations in the complaint. Defendants have served their answer to the complaint and the parties are engaged in discovery. Although the Company intends to vigorously prosecute this action, there can be no assurance that the Company will be successful.

        JOHN P. SINGLETON V. TURBODYNE TECHNOLOGIES, INC., ET. AL. John P. Singleton has filed an action against the Company and certain of its officers and directors in the Superior Court of the State of California for the County of Los Angeles Northwest District which alleges claims for tortuous constructive discharge in violation of public policy, breach of express contract of continued employment, breach of implied covenant of good faith and fair dealing, various torts involving intentional and negligent misrepresentations, breach of contract and specific performance. Mr. Singleton alleges among other matters that he entered an oral contract with the Company to serve as its Chief Financial Officer and later also as its Chief Operating Officer and that defendants created intolerable working conditions which forced Mr. Singleton to resign. Mr. Singleton seeks damages in excess of $25,000,000, punitive damages, reasonable attorneys fees, costs of the lawsuit and such other and further relief as the court deems proper. The Company answered the complaint, has denied all of the claims and has asserted affirmative defenses. This case is in the discovery process. The Company has tendered this complaint to its insurance carriers who have appointed counsel to represent the Company and the other defendants in this matter.

        The Company strongly denies any wrongdoing and will vigorously defend itself against this action. There can be no assurance that the Company will be successful in this effort.

        LEIGH WALKER-PENA, AS TRUSTEE OF THE TATTIANA TRUST, AND GLORIA WALKER
V. VINCENT SCALICE AND TURBODYNE TECHNOLOGIES ET. AL. In May 1999, the parties executed a settlement agreement pursuant to which the Company paid to plaintiffs $10,000 and issued options to purchase an aggregate of 25,000 shares of common stock of the Company exercisable at $1.91 per share through May 14, 2004. Under the settlement, the claims against the Company and all other defendants are dismissed without presumption or admission of any liability or wrongdoing. The action has been dismissed with prejudice.

        POLLUTION RESEARCH & CONTROL CORP. ET. AL. V. TURBODYNE TECHNOLOGIES. In June 1999 the parties executed a settlement agreement. Under the settlement, the Company was not required to pay out any sums and plaintiffs repaid to the Company $106,500. The claims against the Company and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing.

        GLOBA V. TURBODYNE. In May 1999, the parties executed a settlement agreement. The full amount of the settlement is covered by the Company's insurance carriers. The action has been dismissed with prejudice.


ITEM 2.        CHANGES IN SECURITIES

        On July 2, 1999, the Company sold Debentures in the aggregate principal amount of $500,000 to one investor. Although the agreement was finalized on July 2, 1999, the transaction was accounted for as of June 30, 1999 since the majority of the principal amount of the Debentures was held in escrow as of June 30, 1999 and the agreement in substance was complete except for a small portion of the funds that were in-transit from the investor. The outstanding principal amount of the Debentures accrues interest at the rate of 6% per annum and is payable upon conversion or maturity. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of common stock at a conversion price equal to the lesser of (i) the average of the two lowest closing sales prices during the 30-day period preceding conversion
(ii) 80% of the average EASDAQ closing bid price for the five days prior to conversion; or (iii) 115% of the closing bid price on EASDAQ on July 2, 1999. The Company also issued warrants to purchase 50,000 shares of common stock in connection with this financing. The warrants are exercisable at a price of $1.74 per share and have a five year term. The Company offered and sold the Debentures and the warrants without registration under the Securities Act of 1933, as amended, in reliance on Regulation S promulgated thereunder. The Debentures and the warrants were offered and sold in an offshore transaction and there were no directed selling efforts made within the United States by the Company, any distributor, any of their affiliates or any other persons acting on their behalf, as those terms are defined under Regulation S. The Company implemented offering restrictions in connection with the issuance of the Debentures and the warrants and to the knowledge of the Company, the offer and sale of the Debentures and the warrants was not made to a U.S. Person, as defined under Regulation S. On July 22, 1999, the holder of the Debentures converted $100,000 of the principal amount of the Debentures into 72,727 shares of the Company's common stock at a conversion price of $1.375 per share.

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


                                           TURBODYNE TECHNOLOGIES INC.




Date:  August 17, 1999                     By  /S/KHAL A. KADER
                                               ----------------------------
                                               Khal A. Kader
                                               Chief Financial Officer
                                               (Principal Accounting Officer)