Form 10-Q
period 1999-09-30
TURBODYNE TECHNOLGIES INC
filed 1999-11-22
CIK 1022097

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                       Yes              No   X
                           -----           -----

Shares of Common Stock, par value $0.001, outstanding as of November 18, 1999:
50,220,558 shares.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

                                  FORM 10-Q

                              TABLE OF CONTENTS



                        PART I. FINANCIAL INFORMATION

                                                                   PAGE

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998                                        3

            Condensed Consolidated Statements of Operations - Three and
                  Nine months ended September 30, 1999 and 1998                4

            Condensed Consolidated Statements of Cash Flows - Nine months
                  ended September 30, 1999 and 1998                            5

            Notes to Condensed Consolidated Financial Statements            6-11

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                11-18


Item 3.     Quantitative and Qualitative Disclosures about Market Risks       18



                          PART II. OTHER INFORMATION



Item 1.     Legal Proceedings                                                 19

Item 2.     Changes in Securities                                             21

Item 3.     Default Upon Senior Securities                                    21

Item 4.     Submission of Matters to Vote of Security Holders                 21

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  22

                             TURBODYNE TECHNOLOGIES INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                     (UNAUDITED)

                                        ASSETS
                                                         1999              1998
                                                  -------------------------------------
Current Assets:
 Cash                                                        156,000         1,257,000
  Trade accounts receivable, net                           8,281,000        10,623,000
  Inventories                                              5,892,000         6,507,000
  Prepaid expenses and other current assets                1,591,000         1,816,000
                                                  -------------------------------------

           Total current assets                           15,920,000        20,203,000

Property, Plant and Equipment, at cost, net               20,897,000        20,616,000
Goodwill, net                                             12,431,000        12,992,000
Other Assets                                               1,161,000         1,235,000
                                                  -------------------------------------

                                                          50,409,000        55,046,000
                                                  =====================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long term debt                     10,171,000           497,000
 Current maturities of obligations under capital leases    1,102,000           778,000
 Accounts payable                                         12,173,000         8,916,000
 Accrued liabilities                                       3,890,000         5,127,000
 Income taxes payable                                                          700,000
                                                  -------------------------------------

           Total current liabilities                      27,336,000        16,018,000

      Long term debt, less current maturities              1,557,000         9,941,000

Convertible debentures                                       400,000                 -
Obligations under capital leases, less current
maturities                                                 2,743,000         3,138,000
                                                  -------------------------------------

                                                          32,036,000        29,097,000
                                                  -------------------------------------
Stockholders' Equity:
 Preferred stock, $0.001 par value.  Authorized
 1,000,000 shares;
      issued 10,000 Series A Convertible
 Preferred and 10,000
      Series B Convertible Preferred shares and
 outstanding none
      in 1999 and 1998                                            -                 -
 Common stock, $0.001 par value.  Authorized
      60,000,000 shares; issued and outstanding
      48,058,627 shares in 1999 and 41,313,816
      shares in 1998                                         49,000             42,000
 Treasury stock, at cost, 378,580 shares in 1999
 and 330,080 shares in 1998                              (1,759,000)        (1,500,000)
 Additional paid in capital                              89,625,000         81,770,000
 Cumulative other comprehensive income                     (251,000)           (94,000)
 Accumulated deficit                                    (69,291,000)       (54,269,000)
                                                  -------------------------------------

           Total stockholders' equity                    18,373,000         25,949,000
                                                  -------------------------------------

                                                         50,409,000         55,046,000
                                                  =====================================

 See accompanying notes to condensed consolidated financial statements.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)




                                            THREE MONTHS                  NINE MONTHS
                                                ENDED                        ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                          1999          1998           1999          1998
                                      ---------------------------- ----------------------------

Net sales                           $  11,137,000    9,058,000     $ 41,390,000    29,808,000

Cost of goods sold                     12,035,000    7,462,000       37,928,000    24,996,000
                                      ---------------------------- ----------------------------

        Gross profit                     (898,000)   1,596,000        3,462,000     4,812,000

Selling, general and                    6,286,000    3,170,000       14,001,000    10,421,000
   administrative expenses
Research and development costs            549,000    1,249,000        3,414,000     4,374,000
Relocation costs                                -    1,471,000                -     1,471,000
                                      ----------------------------  ----------------------------

        Loss from operations           (7,733,000)  (4,294,000)     (13,954,000)  (11,454,000)

Other expense (income):
   Interest expense, net                  472,000      (22,000)       1,185,000       559,000
   Other, net                               (7000)     (15,000)        (122,000)      (11,000)
                                      ----------------------------  ----------------------------

        Loss before income taxes       (8,198,000)  (4,257,000)     (15,018,000)  (12,002,000)

Income tax expense                              -      (24,000)           4,000             -
                                      ----------------------------  ----------------------------

        Net loss                    $  (8,198,000)  (4,233,000)    $(15,022,000)  (12,002,000)
                                      ============================  ============================


Net loss per common share:
   Basic loss per share             $       (0.19)       (0.11)    $      (0.37)        (0.35)
   Diluted loss per share                   (0.19)       (0.11)           (0.37)        (0.35)
                                      ============================  ============================


Weighted average shares used for
   basic and diluted loss per share    42,798,000   37,054,000       40,648,000    34,296,000
                                      ============================  ============================


See accompanying notes to condensed consolidated financial statements.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (UNAUDITED)

                                                              1999               1998
                                                          -------------      --------------

Cash flows from operating activities:
   Net loss                                            $  (15,022,000)     $   (12,002,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization of property and         2,635,000            2,670,000
       equipment
      Stock compensation                                           --              375,000
      (Increase) decrease in operating assets:
       Trade accounts receivable                            2,342,000           (1,071,000)
       Inventories                                            615,000           (2,680,000)
       Prepaid expenses and other current assets              204,000             (175,000)
       Other assets                                            74,000           (1,393,000)
      Increase (decrease) in operating liabilities:
       Trade accounts payable                               3,257,000            1,090,000
       Accrued expenses                                    (1,094,000)           1,399,000
       Income taxes payable                                        --              (86,000)
                                                          -------------        --------------

            Net cash used in operating activities          (6,990,000)         (11,873,000)
                                                          -------------        --------------

Cash flows from investing activities:
   Purchase of property and equipment                  $   (2,355,000)       $  (4,046,000)
                                                          -------------        --------------

            Net cash used in investing activities          (2,355,000)          (4,046,000)
                                                          -------------        --------------

Cash flows from financing activities:
   Net proceeds from long-term borrowings and capital
    lease obligations                                  $      468,000      $     1,642,000
   Net proceeds from short-term borrowings                         --                   --
   Repurchase of treasury stock                              (259,000)                  --
   Proceeds from subordinated convertible debentures          500,000            3,000,000
   Issuance of common stock                                        --                   --
   Proceeds from exercise of stock options and warrants     7,380,000           20,715,000
   Issuance costs paid                                              --            (159,000)
                                                          -------------        --------------

            Net cash provided by financing activities       7,899,000           25,198,000
                                                          -------------        --------------

Effect of exchange rate changes on cash                      (157,000)            (217,000)
                                                          -------------        --------------

            Net increase (decrease) in cash                (1,101,000)           9,062,000

Cash at beginning of period                                 1,257,000              949,000
                                                          -------------        --------------

Cash at end of period                                  $      156,000      $    10,011,000
                                                          =============        ==============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                           $       62,355            1,265,000
    Income taxes                                                4,000               47,000
                                                          =============        ==============

See accompanying notes to condensed consolidated financial statements.

                         TURBODYNE TECHNOLOGIES INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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

Additionally, a cumulative translation adjustment of $251,000 has been included as other comprehensive income in stockholders' equity reflecting the translation of the Cdn$ reporting currency consolidated financial statements to the newly adopted and retroactively applied U.S.$ reporting currency and other translation adjustments associated with the Company's foreign operations. There are no other items of comprehensive income in the nine months ended September 30, 1999. The adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") did not have a material impact on the Company's unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

GOODWILL

Goodwill is associated with the purchase of Pacific Baja on July 2, 1996 by the Company and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Accumulated amortization was $2,491,000 and $1,930,000 at September 30, 1999 and December 31, 1998, respectively. Goodwill will be disposed of in the period that Pacific Baja is sold. See Note 2.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had sales to three significant customers constituting approximately 36%, 25% and 12% and 47%, 15% and 12%, respectively, of net sales for the nine months ended September 30, 1999 and 1998, respectively. The Company had sales to three significant customers constituting approximately 33%, 24% and 15% and 44%, 17% and 12%, respectively, of net sales for the three months ended September 30, 1999 and 1998, respectively. Additionally, these customers comprised 31%, 29%, and 13% and 42%, 17% and 20%, respectively, of accounts receivable at September 30, 1999 and December 31, 1998, respectively. The bankruptcy proceedings of Pacific Baja will have a significant impact on the recognition of sales from these three customers. See Note 2 - Pacific Baja Bankruptcy.

EARNINGS (LOSS) PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the nine months ended September 30, 1999 and 1998, options and warrants to purchase 4,391,941 and 6,074,502 shares of common stock, respectively, at prices ranging from $1.25 to $8.50 were outstanding during the periods.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $3,414,310 and $4,374,000 for the nine months ended September 30, 1999 and 1998, respectively, and $549,310 and $1,249,000 for the three months ended September 30, 1999 and 1998, respectively.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant assumptions in the accompanying financial statements relate to the Company's ability to continue as a going concern as described in Note 2. The ultimate resolution of the reasonableness of the related assumptions cannot presently be determined. Actual results could differ from the Company's estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation.

NOTE 2.  PACIFIC BAJA BANKRUPTCY AND GOING CONCERN

In July 1999, a major creditor of Pacific Baja began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Central District of California on September 30, 1999. Pacific Baja has arranged Court-approved bank financing with Wells Fargo Bank which will finance Pacific Baja to the end of the fourth quarter.

Pursuant to a Bankruptcy Court order, an auction sale is scheduled for December 9, 1999 at which time substantially all of the assets of Pacific Baja and its affiliates will be sold to the highest bidder. There are currently three bidders for the assets. At this time, it is not known what the ultimate sales price for the assets will be, but it appears unlikely that substantial proceeds will be available for distribution to unsecured creditors, of which the Company is one, after the payment of Pacific Baja's secured debt. The Company is currently owed approximately $6,000,000.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. No provision for losses pending the result of the sale of Pacific Baja have been made at this time. The sale of Pacific Baja will raise substantial doubt about the Company's ability to continue as a going concern. Pacific Baja accounted for approximately 98% of total Company sales for the nine months ended September 30, 1999. Absent these sales, for the nine months ended September 30, 1999, total Company sales would have been $720,000. In addition, the Company has suffered net losses in each of the last three years ended September 30, 1999 and has an accumulated deficit of $69,291,000 at September 30, 1999, has used cash in its operating activities in each of the last three years ended September 30, 1999, has violated covenants and defaulted under its debt facilities, has received an adverse award and a judgment in the amounts of approximately $6.7 million and $600,000 related to the Grand arbitration and a building lease, respectively, and is subject to several class action lawsuits brought against it by certain of its stockholders. Please refer to Part II, Item I Legal Proceedings for more detail regarding these matters. The judgment creditors in the Grand arbitration have filed liens with respect to substantially all of the Company's patents relating to the Engine Technology Division. If the Company cannot resolve the Grand arbitration, either on appeal, by settlement or otherwise, the judgment creditors may execute on the Grand judgment and take ownership of the Company's patents relating to its Engine Technology Division.

The Company has developed a strategy of working with original equipment manufactures in an effort to enter into joint development, licensing, and royalty arrangements similar to the joint development and licensing agreements between the Company and AlliedSignal Inc. The Company expects that through such an agreement it would have access to a channel of distribution that would facilitate high volume sales. However, no assurance can be given that any such relationships will be developed timely or at all, of if developed, will result in substantial sales to the Company.

In light of the Pacific Baja bankruptcy, the $7.3 million in judgments against the Company and the other factors identified above, there is substantial doubt that the Company will continue as a going concern. The Company will be required to resolve the outstanding judgments against it and to seek substantial additional equity or debt financing in order to continue the Engine Technology Division. These matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3.  INVENTORIES

Inventories are comprised of the following at September 30, 1999 and December 31, 1998:

                           1999           1998
                       -------------  -------------

Raw materials       $    2,711,000      3,220,000
Work in process            988,000      1,158,000
Finished goods           2,193,000      2,129,000
                       -------------  -------------

                    $    5,892,000      6,507,000
                       =============  =============


NOTE 4.  LONG-TERM DEBT

Long-term debt at September 30, 1999 and December 31, 1998 consists of the following:

                                                              1999                   1998
                                                        -------------            ------------

    Revolving bank lines of credit (A)                 $  10,023,000               9,703,000
    Revolving bank lines of credit (B)                       320,000                 320,000
    Notes payable to bank, with monthly installments
       of $12,534                                            313,000                 389,000
       plus interest payable monthly at prime plus
      .25% through
      June 2001
    Other                                                    924,000                  26,000
                                                        -------------             -----------

    Total long-term debt                                  11,580,000              10,483,000

    Less current maturities                                1,409,000                 497,000
                                                        -------------            ------------

    Long-term debt, excluding current maturities       $  10,171,000               9,941,000
                                                        =============             ===========


(A) The Company's wholly owned subsidiary, Pacific Baja, has a revolving line of credit with a bank permitting borrowings up to $11.5 million, secured by all receivables and inventory, of which $10,023,000 remains outstanding as of September 30, 1999. The borrowings bear interest at the Company's option at LIBOR plus 2% or at prime. The line of credit expires June 1, 2000. The Company is a guarantor on this line of credit.

(B) The Company also entered into an additional line of credit agreement for $350,000 of which $320,000 remains outstanding at September 30, 1999. The borrowings bear interest at prime plus 2%. The line of credit expired June 30, 1999. The Company is a guarantor on this line of credit.

On July 21, 1999, the Company received a notice from the bank, which holds both lines of credit and the term loan, informing the Company that it was in default under its credit facility. As a result of the default, the bank informed the Company that all indebtedness of the Company to the bank under the terms of the loan agreements was immediately due and payable. Subsequent to this event, a major creditor of Pacific Baja began collection efforts against Pacific Baja which threatened its banking relationship with Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced chapter 11 bankruptcy proceedings and have arranged Court-approved bank financing with Wells Fargo Bank to finance Pacific Baja to the end of the fourth quarter. See Note 2.

NOTE 5.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On September 4, 1998 the Board of Directors approved an incentive stock option plan (the "1998 Plan"). The 1998 Plan was approved by the stockholders at the 1998 Annual Meeting. Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The Stock Option Committee shall determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed 10 years. The maximum number of shares of common stock with respect to which options or rights may be granted under the 1998 Plan to any participant is 200,000 per year. As of September 30, 1999, options to purchase the maximum number of shares of common stock allowable under the 1998 Plan had been granted.

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

At September 30, 1999, the Company had options to purchase an aggregate of 3,815,440 shares of common stock outstanding. The options have exercise prices ranging from $1.25 to $8.50 and expiration dates between December 1999 and May 2004.

During the nine months ended September 30, 1999, in an effort to raise capital, the Company repriced options to purchase 3,116,667 shares of the Company's common stock issued to several employees and consultants to exercise prices ranging from $1.00 to $3.50. All of these options were exercised for gross proceeds to the Company of approximately $3,790,000.

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

STOCK PURCHASE WARRANTS

At September 30, 1999, the Company had 576,501 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $1.74 to $5.00 and expiration dates between September 2000 and July 2004.

PREFERRED STOCK

On September 19, 1997, the Company completed a private placement of 10,000 shares of Series One Convertible Class A Preference stock, $0.001 par value (the Class A Preferred), for net proceeds of $9,604,000. Conversion of the Class A Preferred stock into common stock is at the option of the holder for any or all the outstanding stock after January 8, 1998 or at the option of the Company after September 8, 2000. Each share of the Class A Preferred stock may be converted into common stock at a conversion price based on a floating price formula. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Class A Preferred stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders. These shares have no voting rights and have a redemption price of $1,000 per share, together with accrued and unpaid dividends thereon. Redemption of these shares is at the option of the Company. Dividends on the Class A Preferred stock is cumulative and at the rate of 7% per annum payable in cash or common stock at the date of conversion.

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

SHARE BUY-BACK PLAN

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to buy up to $3.5 million of its shares. The actual number of shares repurchased, and the timing of the purchases, will be based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,759,000 at September 30, 1999.


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

      Through Pacific Baja Light Metals Corp. ("Pacific Baja"), a wholly owned subsidiary, the Company manufactures critical engine components and assemblies including intake manifolds, oil pans, rocker arm covers, turbocharger and compressor housings for OEMs in the automotive industry and aluminum wheels for the automotive aftermarket. The Company also manufactures engineered aluminum components for the Turbodyne Products. Please refer to Pacific Baja Bankruptcy and Going Concern below.

      From the date of the acquisition of the Turbodyne Technology in April 1993 to the completion of the acquisition of Pacific Baja, the Company was engaged, through Turbodyne Systems, a wholly owned subsidiary, principally in researching and developing products incorporating the Turbodyne Technology. During this period, the Company commenced development of the Turbodyne System, the Turbopac(TM) product and the Dynacharger(TM) product. In addition, the Company's research and development activities resulted in the filing of patent applications in respect of the Turbodyne Products. The Company undertook low volume production of its products, for the purpose of testing and evaluation with OEMs and major retrofit customers. The Company did not record any revenues until the first quarter of 1998 and at September 30, 1999 had expended $24,463,310 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financings. The Company commenced limited sales of the Turbopac(TM) 2500 model in fiscal 1998 and in the first nine months of 1999 pursuant to a contract with Detroit Diesel Corporation, a major global diesel engine producer. Sales to Detroit Diesel represent approximately 95% of the total Turbopac(TM) sales. Also in these periods, the Company commenced limited sales of the Turbopac(TM) 1500 model to several small international automotive high performance dealers.

PACIFIC BAJA BANKRUPTCY AND GOING CONCERN


In July 1999, a major creditor of Pacific Baja began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Central District of California on September 30, 1999. Pacific Baja has arranged Court-approved bank financing with Wells Fargo Bank which will finance Pacific Baja to the end of the fourth quarter.

Pursuant to a Bankruptcy Court order, an auction sale is scheduled for December 9, 1999 at which time substantially all of the assets of Pacific Baja and its affiliates will be sold to the highest bidder. There are currently three bidders for the assets. At this time, it is not known what the ultimate sales price for the assets will be, but it appears unlikely that substantial proceeds will be available for distribution to unsecured creditors, of which the Company is one, after the payment of Pacific Baja's secured debt. The Company is currently owed approximately $6,000,000.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. No provision for losses pending the result of the sale of Pacific Baja have been made at this time. The sale of Pacific Baja will raise substantial doubt about the Company's ability to continue as a going concern. Pacific Baja accounted for approximately 98% of total Company sales for the nine months ended September 30, 1999. Absent these sales, for the nine months ended September 30, 1999, total Company sales would have been $720,000. In addition, the Company has suffered net losses in each of the last three years ended September 30, 1999 and has an accumulated deficit of $69,291,000 at September 30, 1999, has used cash in its operating activities in each of the last three years ended September 30, 1999, has violated covenants and defaulted under its debt facilities, has received an adverse award and a judgment in the amounts of approximately $6.7 million and $600,000 related to the Grand arbitration and a building lease, respectively, and is subject to several class action lawsuits brought against it by certain of its stockholders. Please refer to Part II, Item I Legal Proceedings for more detail regarding these matters. The judgment creditors in the Grand arbitration have filed liens with respect to substantially all of the Company's patents relating to the Engine Technology Division. If the Company cannot resolve the Grand arbitration, either by appeal, settlement or otherwise, the judgment creditors may execute on the Grand judgment and take ownership of the Company's patents relating to its Engine Technology Division.

The Company has developed a strategy of working with original equipment manufactures in an effort to enter into joint development, licensing, and royalty arrangements similar to the joint development and licensing agreements between the Company and AlliedSignal Inc. The Company expects that through such an agreement it would have access to a channel of distribution that would facilitate high volume sales. However, no assurance can be given that any such relationships will be developed timely or at all, of if developed, will result in substantial sales to the Company.

In light of the Pacific Baja bankruptcy, the $7.3 million in judgments against the Company and the other factors identified above, there is substantial doubt that the Company will continue as a going concern. The Company will be required to resolve the outstanding judgments against it and to seek substantial additional equity or debt financing in order to continue the Engine Technology Division. These matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

      SALES. Net sales for the nine months ended September 30, 1999 increased to $41,389,000 from $29,808,000 for the nine months ended September 30, 1998, an increase of $11,581,000 or 39% and for the three months ended September 30, 1999 increased to $11,137,000 from $9,058,000 for the three months ended September 30, 1998, an increase of $2,079,000 or 23%.

      Sales in these periods were primarily attributable to the Light Metals Division. Sales attributable to the Engine Technology Division were minimal during these periods. For the nine months ended September 30, 1999 and 1998, respectively, of the total sales, sales attributable to the Light Metals Division accounted for sales of $40,670,000 and $29,390,332 respectively, and sales attributable to the Engine Technology Division accounted for sales of $720,000 and $418,000, respectively. The increase in sales in the Light Metals Division is primarily due to an increase in orders from each of Navistar and Allied Signal.

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

      The Company does not expect to recognize sales from the automotive components segment of its business in the future as a result of the sale of the Light Metals Division pursuant to the bankruptcy proceedings.

COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold for the nine months ended September 30, 1999 increased to $37,927,898 from $24,996,000 for the nine months ended September 30, 1998, an increase of $12,931,898 or 52%, and for the three months ended September 30, 1999 increase to $12,034,966 from $7,462,000 for the three months ended September 30, 1998, an increase of $4,572,966 or 61%. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 1999 increased to 91% from 83.9% for the nine months ended September 30, 1998, and for the three months ended September 30, 1999 increased to 108% from 84% for the three months ended September 30, 1998.

     During 1998, the Light Metals Division incurred significant costs and expenses attributable to the modernization and relocation of all existing aluminum foundry and machining operations from its La Mirada, California facility to its newly acquired facility in Ensenada, Mexico. During the first nine months of 1999, the volume of product manufactured by the Light Metals Division increased and the Company began to realize some favorable effects of the modernization and relocation on its profit margins as a result of greater productivity and reduced costs. However, the cost of goods sold remained substantially higher than expected. The Company believes that the higher than expected costs were due primarily to a high turnover rate of employees at its manufacturing facilities in Mexico, higher than average scrap, which results in increased remanufacturing, due in large part to the rate of employee turnover, and a physical manufacturing process that did not provide for optimum efficiencies. In addition, management at Pacific Baja devoted considerable time during the third quarter to bankruptcy related matters which precluded management from devoting substantial time to improving the manufacturing processes of Pacific Baja.

      The Company had developed plans designed to continue reducing costs of sales in the fourth quarter of 1999 and going forward. Due to the bankruptcy proceedings commenced by Pacific Baja, the Company ceased implementation of these plans.

      GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 decreased to $3,461,710 from $4,812,000 for the nine months ended September 30, 1998, a decrease of $1,350,290 or 28% and for the three months ended September 30, 1999 decreased to $(898,000) from $1,596,000 for the three months ended September 30, 1998, a decrease of $2,493,835. The decline in gross profit as a percentage of sales primarily is due to inefficiencies and manufacturing related difficulties discussed in more detail under Cost of Goods Sold above. Gross profit decreased to 8.4% of sales for the nine months ended September 30, 1999 from 12% for the nine months ended September 30, 1998. This decrease is the result of increased costs and difficulties in inventory control as a result of the Company's modernization and relocation of its operations as discussed in more detail under Cost of Goods Sold above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased to $14,001,000 from $10,421,000 for the nine months ended September 30, 1998, an increase of $3,580,000, or 34%, and for the three months ended September 30, 1999 increased to $6,285,861 from $3,170,000 for the three months ended September 30, 1998, an increase of $3,115,861 or 98%. Selling, general and administrative expenses as a percentage of sales decreased to 34% from 35% and increased to 56% from 35% for the comparable nine and three month periods, respectively. The substantial increase in selling, general and administrative expenses for the three months ended September 30, 1999 is primarily due to the extraordinary expenses incurred in connection with the Pacific Baja Bankruptcy. See Extraordinary Expenses below.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the nine months ended September 30, 1999 decreased to $3,414,310 from $4,374,000 for the nine months ended September 30, 1998, a decrease of $959,690, or 22%, and for the three months ended September 30, 1999 decreased to $549,310 from $1,249,000 for the three months ended September 30, 1998, a decrease of $699,690, or 56%. The decrease primarily is attributable to having earlier finalized the Turbopac(TM) 1500 and 2500 models, the validation testing of the Turbopac(TM) 2500 model and having earlier finalized preparation for full scale commercial production of the Turbopac(TM) 2500 and 1500 models. Accordingly, by the end of fiscal 1998, the Company had incurred the substantial portion of the anticipated research and development costs associated with the Turbopac(TM) 2500 and 1500 models.

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

      OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts. Interest expense for the nine months ended September 30, 1999 increased to $1,185,036 from $559,000 for the nine months ended September 30, 1998, an increase of $626,036, or 112%, and for the three months ended September 30, 1999 increased to $472,241 from $(22,000) for the three months ended September 30, 1998, an increase of $494,241, or 2,247%. The increase was primarily attributable to additional borrowings on the line of credit and additional financing of property and equipment purchases.

      EXTRAORDINARY EXPENSES. The following extraordinary expenses were incurred relevant to the bankruptcy proceedings of Pacific Baja: Benefits $39,000; Appraisal Fee $10,000; Consulting/Financial Services $110,000; Legal $206,000; Internal Revenue Service $402,000; and Sales Tax Audit $62,000.

      NET LOSS. Net Loss for the nine months ended September 30, 1999 increased to $15,022,000 from $12,002,000 for the nine months ended September 30, 1998, an increase of $3,020,000, or 25%, and for the three months ended September 30, 1999 increased to $8,198,000 from $4,233,000 for the three months ended September 30, 1999, an increase of $3,965,000, or 93%. The increase in net loss primarily is attributable to a substantial increase in Costs of Goods sold, increased interest expense and extraordinary expenses associated with the Pacific Baja bankruptcy, which were not offset by a proportionate increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja.

      Cash used in operating activities for the nine months ended September 30, 1999 and 1998, was $6,989,654 and $11,873,000, respectively. For the nine months ended September 30, 1999, cash used in operating activities decreased $2,622,000 from the comparable period a year earlier primarily as a result of less cash available for use.

      Cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $2,355,000 and $4,046,000, respectively, resulting primarily from the purchase of property and equipment.

      Cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was $7,898,654 and $25,198,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

     The sale of Pacific Baja pursuant to the bankruptcy proceedings as well as other factors, will raise substantial doubt about the Company's ability to continue as a going concern. Please refer to Pacific Baja Bankruptcy and Going Concern above.

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

      The Company is continuing the comprehensive evaluation of its internal business systems. Certain infrastructure and information systems are being upgraded to meet Year 2000 requirements. At the completion of these current projects, the Company will be conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has substantially completed the risk analysis on all systems. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems have been inventoried and analyzed and that the Company has completed successful certification and/or testing.

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

     CW CALCATERRA V. TURBODYNE. In February 1997, the Company assumed a lease with a remaining eight-month term and two five year options. The Company came into dispute with its Landlord over entitlement to renewal options. The Company has entered a tentative settlement agreement pursuant to which the Company will pay $200,000.

      SEC INVESTIGATION. The Securities and Exchange Commission is conducting an inquiry into the Company. The SEC indicated that its inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the Company's securities or on any person or entity. The Company has cooperated fully with the SEC and intends to continue to fully cooperate with any additional requests of the SEC.


ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS
     11.1  Statement re computation of per share earnings
     27.1  Financial Data Schedule

  FORM 8-K

  Current Report on Form 8-K filed July 14, 1999, as amended on July 16, 1999 Current Report on Form 8-K filed August 11, 1999
  Current Report on Form 8-K filed September 30, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TURBODYNE TECHNOLOGIES INC.




Date:  November 18, 1999                  By  /s/JOSEPH D. CASTANO
                                             ----------------------------------
                                              Joseph D. Castano
                                              Chief Financial Officer
                                              (Principal Accounting Officer)