Form 10-K405
period 1999-12-31
TURBODYNE TECHNOLGIES INC
filed 2000-04-14
CIK 1022097

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-21391

                          TURBODYNE TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4699061
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                            6155 CARPINTERIA AVENUE
                         CARPINTERIA, CALIFORNIA 93013
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 684-4551

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

    At April 10, 2000, there were outstanding 51,149,216 shares of the Common Stock of the Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($2.90 per share) of the Registrant's Common Stock on the Easdaq Market on that date, was $148,332,726. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

                      Exhibit index is located on page 28.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION....................    3

                                   PART I

Item 1    Business....................................................    4
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Consolidated Financial Data........................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Qualitative and Quantitative Disclosures about Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   26

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   27

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   28

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "project," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The stockholders of Turbodyne are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report for the reasons, among others, discussed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the cautionary statements and risk factors contained in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Turbodyne Technologies Inc. (the "Company" or "Turbodyne") is a leading engineering company in the design and development of charging technology to enhance the performance of internal combustion engines. The Company's technology is based upon DC/AC, very high-speed, high-powered, electronically commutated electric motors in the design and development of which the Company is a leader. The Company has incorporated its technology (the "Turbodyne Technology") into its two primary products, the Dynacharger(TM) and the Turbopac(TM) (the "Turbodyne Products").

     During 1999, the Company significantly restructured its operations to focus its resources on research and development of products using the Turbodyne Technology. The principal elements of the restructuring are:

     - The Company sold the assets of its Light Metals Division, which was engaged in the manufacturing of precision aluminum cast and machined products, in a Chapter 11 bankruptcy proceeding. See "Item 1. Business -- Sale of Light Metals Division."

     - The Company closed its offices in London, England; Paris, France; New York, New York; and Encinitas and Woodland Hills, California and reduced the number of employees at its headquarters from 101 to 58. See "Item 1. Business -- Employees," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
       Operations -- General."

     - The Company has made substantial changes in management to emphasize research and development for the Dynacharger(TM) and the Turbopac(TM) product lines.

     - The Company has sought to settle many of the accumulated lawsuits and claims against it. See "Item 3. Legal Proceedings."

     - In 1999, the Company raised an aggregate of $15,615,000 in capital, including issuance of stock options to employees and non-employees for services equal to $4,618,000, to finance the foregoing restructuring of its operations and continued research and development. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

     - The Company shifted its emphasis from aftermarket applications to automotive original equipment manufacturers ("OEM's") for its Dynacharger(TM) product line and its Turbopac(TM) product line. See "Item
       1. Business -- OEM Strategy."

     - The Company entered into joint development and license agreements with Honeywell Turbocharging Systems, a division of Honeywell International Inc. (formerly "AlliedSignal, Inc."), a leading manufacturer of turbochargers ("Honeywell"), under which the Company and Honeywell jointly will continue the development of the Dynacharger(TM) and Turbopac(TM) product lines for mass production to the automotive industry.

     - The Company and Honeywell jointly are seeking to establish additional strategic relationships with OEM's. See "Item 1. Business -- Product Development."

     Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger(TM) and the Turbopac(TM)) for $6,800,000, of which $6.65 million was used in settlement of a judgment. See "Item 3. Legal Proceedings -- Grand Technologies et al. v. Turbodyne Technologies et al." In addition, under these agreements, the Company and Honeywell are sharing the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controllers and light metals for the Dynacharger(TM) and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines. Prototypes of the Dynacharger(TM) have been delivered to two automotive manufacturers in 1999, and three additional automobile manufacturers have signed agreements for the delivery of prototypes in 2000. Mass production for automotive manufacturers of the Dynacharger(TM) and Turbopac(TM) product lines is expected to commence in calendar year 2003. See "Item 1. Business -- Joint Development Agreement."

     The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to June 30, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- There Is Substantial Doubt About Our Ability To Continue As A Going Concern."

BUSINESS STRATEGY

     The Company believes that the following market conditions will continue to shape the demand for the Company's charging technology for internal combustion engines:

     - Worldwide, turbocharged diesel engines will continue to represent a large share of the power plants in passenger cars.

     - The majority of the diesel engines in passenger cars are in the displacement range from 1.8 through 3.5 liters. In 1999, approximately 4 million of those engines were built worldwide. All passenger cars equipped with these engines share the common problem of "turbo lag." That is, inadequate take-off performance when accelerating from low engine rpm and power.

     - Turbocharged gasoline engines are an advantageous alternative to larger displacement gasoline engines. Currently, they represent only a very small share of the power plants in passenger cars (approximately 1% in 1999), partially because of turbo lag. The Company believes that solving turbo lag will increase the share of turbocharged gasoline engines in passenger cars.

     - The automobile industry is pursuing downsizing of gasoline engines as a means to improve engine efficiency and vehicle fuel economy. The drop in engine torque and power associated with smaller engines can be prevented by charging the downsized engine, which must be accomplished without turbo lag.

     - The passenger car industry appears to be determined to solve turbo lag. The Company does not know of any practical solution to solve that problem other than the Company's charging technology as represented in the Dynacharger(TM) and Turbopac(TM) product lines.

     The Company's strategy is to take advantage of these market conditions and become the principal tier two supplier to the automotive industry for the core technology that will solve turbo lag and allow downsizing of internal combustion engines. The key elements of this strategy are:

     - The Company has become known to the automotive industry for its expertise in the field of charging internal combustion engines.

     - The automotive industry, to a large extent, has expressed serious interest in the Company's technology to solve turbo lag. Some automobile manufacturers are already testing the Company's products and additional automobile manufacturers have purchased prototypes for testing in the year 2000.

     - The Company will continue its engineering effort to further advance its technology in order to widen its competitive lead for mass production of turbo lag solving technology.

     - The Company has entered into joint development and licensing agreements with Honeywell. The Company and Honeywell are developing the Dynacharger(TM) and Turbopac(TM) product lines for mass production. The development costs are being shared 60% by Honeywell and 40% by Turbodyne.

     - The Company has secured the right to be the sole worldwide supplier of all motors, generators, electronic controls and light metals for the Dynacharger(TM) and Turbopac(TM) product lines.

     - The Company will seek to establish the mass production capabilities for the motors and electronic controls for the Dynacharger(TM) and Turbopac(TM) product lines.

     - The Company and Honeywell jointly will seek to establish additional strategic relationships with OEM's.

CORPORATE DEVELOPMENT

     The Company was incorporated under the laws of British Columbia in 1983 and was continued under Canadian federal jurisdiction in 1996 and was reincorporated under the laws of the State of Delaware on July 24, 1998. The Company acquired its core charging technology from Edward M. Halimi, a director and the former Chairman of the Board, President and Chief Executive Officer of the Company, on July 15, 1993, in consideration for 4,250,000 shares of Common Stock, of which 3,250,000 shares are held in escrow pending release upon the Company realizing certain cash flow targets. To date, no shares have been released from escrow.

TECHNOLOGY

     Charging the internal combustion reciprocal cycle engine is the prevailing means for significantly increasing engine power and torque and has been known for a long time. Out of all charging methods, turbocharging has evolved as the preferred technology. This technology uses exhaust gas energy, via a turbine, to drive a compressor that delivers air and pressurizes the engine intake system.

     For many years such turbocharged engines have been used in passenger cars and light and medium duty trucks. While those vehicles show high peak performance, they share the problem of inadequate take off performance when accelerated from low engine rpm and power. This is due to the absence of initial exhaust gas energy. This phenomenon is commonly known as "turbo lag."

     To overcome turbo lag requires the compressor to be driven by energy other than exhaust gas energy until the engine produces sufficient exhaust gas energy.

     The automotive industry has, for several decades, sought a manufacturable solution to turbo lag. Although the Company knows of no complete solution that has been offered for or implemented into mass production, the Company is aware of competition from competing technologies. See "Competition."

     The underlying requirement is an auxiliary drive unit with very high power density capable of (a) rapidly accelerating the compressor of a turbocharger when there is insufficient exhaust gas energy to do so, or (b) rapidly accelerating a stand alone compressor that supports the compressor of a turbocharger when there is insufficient exhaust gas energy to compress the engine's intake air.

     The Company has developed the technology that meets these requirements. That is, a very high speed, high power, electronically commutated electric motor, controlled by a very fast, high power DC/AC electronic controller, generating motor speeds well in excess of 200,000 rpm. Based on this core technology, the Company developed the Dynacharger(TM) technology and the Turbopac(TM) technology.

     The Dynacharger(TM) technology is accomplished by adding to a turbocharger, the high speed, high power density electric motor which is mounted between and co-axially with the turbine. For the Turbopac(TM) technology, the high speed, high power, electronically commutated electric motor is mounted co-axially with a compressor. Prototypes of both the Dynacharger(TM) technology and the Turbopac(TM) technology are being tested by automobile manufacturers as a solution for turbo lag. Prototypes of the Turbopac(TM) technology are also being tested by some automobile manufacturers as a stand-alone charger (not in combination with a turbocharger) for downsized gasoline engines.

PRODUCT DEVELOPMENT

     The Company has commenced limited commercial production of selected Turbopac(TM) models at its facility in Carpinteria, California. See "Item 1. Business -- Urban Bus Program."

     Commercial production of the Dynacharger(TM) depends on the formation of strategic relationships with manufacturers of turbochargers. The Company has entered into joint development and license agreements with Honeywell relating to the Dynacharger(TM) and the Turbopac(TM). See "Item 1. Business -- Joint Development Agreement." The Company and Honeywell jointly are pursuing additional strategic relationships with OEM's to develop the Turbodyne Products for particular makes and models of vehicles. The Company does not expect commercial production of the Dynacharger(TM) or Turbopac(TM) for the OEM market to commence until its current relationship with Honeywell or any such new relationships result in orders, if ever. No assurance can be given that any new strategic relationship will be formed, that the Dynacharger(TM) will be produced or, if produced, that the Dynacharger(TM) will be commercially successful. See "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors -- The Market Potential Of Our Products Is Uncertain," "-- We Have No History Of Revenues Under Our Recent Agreements With Honeywell" and "-- We Have Encountered Delays And Start-up Costs In Developing Our Products."

     The Company's limited production of its products to date has served to meet the requirements of Detroit Diesel Corporation, limited aftermarket European passenger car sales and the evaluation of the Company's products by other potential customers and testing agencies. These evaluations primarily are for the purpose of allowing potential customers to determine the suitability and performance of the products for their applications. To date, the Company has had no significant sales of its products.

     The research and development costs incurred during each of the fiscal years ended December 31, 1999, 1998, and 1997 were $7,585,327, $7,915,000, and
$6,609,000, respectively. The Company anticipates that it will continue to expend significant amounts in connection with research and development efforts in order to bring the Turbopac(TM) and the Dynacharger(TM) into full scale commercial production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors -- We Have Encountered Delays And Start-up Costs In Developing Our Products."

URBAN BUS PROGRAM

     The Company markets the Turbopac(TM) in the aftermarket. In the fourth fiscal quarter of 1997, pursuant to an arrangement with Detroit Diesel Corporation and in accordance with the United States Environmental Protection Agency Urban Bus Program (the "EPA Urban Bus Program"), the Company's Turbopac(TM) 2500 model was installed on city buses in Toledo, Ohio, Riverside, California and Milwaukee, Wisconsin. Following the successful installation of these Turbopac(TM) products, Milwaukee Transit requested and received from the United States Environmental Protection Agency (the "EPA") approval to equip ten additional buses with the Turbopac(TM) 2500 model. In April 1998, the EPA certified the Detroit Diesel Corporation emission upgrade kit, which includes the Turbopac(TM) 2500 model, under the Urban Bus Retrofit/Rebuild Program. Following approval by the EPA, in April 1998, the Company entered into a five-year sales and marketing agreement with Detroit Diesel Corporation pursuant to which Detroit Diesel Corporation will exclusively market the Turbopac(TM) as part of its mechanical engine rebuild kit for the EPA Urban Bus Program. In June 1998, the Company delivered the initial stocking order consisting of 100 Turbopacs(TM) to Detroit Diesel Corporation. To date, the Company has sold 575 Turbopacs(TM) under its program with Detroit Diesel Corporation. Under the terms of the Company's joint development and license agreements with Honeywell, sales to Detroit Diesel Corporation will be made by Honeywell.

OEM STRATEGY

     In 1999, the Company shifted its emphasis from the aftermarket segment to automotive OEM's in order to apply the Turbodyne Technology to products that have a readily identifiable market as forecasted by the automotive OEM's. This OEM strategy is anticipated to provide the economies of scale necessary to obtain volume purchasing and manufacture of electric motors, light metals and electronic components, thereby, achieving lower per unit cost.

     The Company anticipates that an OEM strategy will provide the Company with channels of distribution for its current as well as future products that are not available in the aftermarket.

JOINT DEVELOPMENT AGREEMENT

     Turbodyne has entered into joint development, licensing and intellectual property and product rights agreements (the "Joint Agreement"), with Honeywell Turbocharging Systems, a division of Honeywell International Inc. (formally, "AlliedSignal, Inc.") ("Honeywell"). Under the terms of the Joint Agreement, Turbodyne assigned its patent and trademark portfolios (including both the Dynacharger(TM) and the Turbopac(TM)) to Honeywell for $6.8 million, of which $6.65 million was used in settlement of a judgment. See "Item 3. Legal Proceedings -- Grand Technologies et al. v. Turbodyne Technologies et al." In addition, Honeywell has licensed to Turbodyne all intellectual property and trade secrets required for the manufacture of the electric motors, generators, electronic controllers and light metals for the Dynacharger(TM) and the Turbopac(TM). Turbodyne's license further includes the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the aftermarket if Honeywell should decide not to do so.

     Under the Joint Development Agreement, Honeywell and Turbodyne will engage in a concerted effort for the research, development and engineering for mass production of the Dynacharger(TM) and other electrically assisted charged air systems. Turbodyne will provide 40% and Honeywell will provide 60% of the material and personnel required for such research and development efforts. Honeywell will pay Turbodyne royalties of 3.7% on each unit sold pursuant to the Joint Agreement. However, if Turbodyne fails to maintain its 40% share of the costs under the Joint Agreement, such royalty rate will be adjusted by a ratio of an actual percentage share of investment divided by 40% then multiplied by 3.2% to which a 0.5% base royalty will be added. Any new technology resulting from such research and development efforts will be jointly owned by Turbodyne and Honeywell.

     As part of the Joint Agreement, Honeywell will obtain a production or advanced development commitment for the Dynacharger(TM) from a third party customer by July 1, 2001, or a non-exclusive license will be granted back to Turbodyne for the rights to market and sell the products. If Honeywell does not obtain a production or advanced development commitment from a third party customer by January 1, 2002, Honeywell will grant Turbodyne a non-exclusive license with the right to sublicense for Turbodyne's continued development and sale of both Dynacharger(TM) and Turbopac(TM) products and Turbodyne's royalty rate will be reduced by 0.5%. Honeywell has committed to pursue aftermarket and OEM customers and obtain supply commitments for the Turbopac(TM) by January 1, 2002. If Honeywell fails to obtain such commitments by January 1, 2003, Turbodyne shall be granted an exclusive license to pursue sales of the Turbopac(TM) and Turbodyne's royalty will increase to 4.7% of net profits for Dynacharger(TM) products. Turbodyne would, under that scenario, pay Honeywell a royalty of 2% of net profits on sales of the Turbopac(TM) by Turbodyne. Any products developed under the Joint Agreement are anticipated to be sold primarily to automobile, heavy duty vehicle and engine manufacturers.

     Under the Joint Agreement, Honeywell has the exclusive worldwide right to develop, manufacture, market and sell any electrically assisted turbochargers and turbochargers employing an electric motor or generator for power assistance and takeoff or any improvement developed under the Joint Agreement. Additionally, Honeywell has the exclusive worldwide right to license, make, have made, use and sell any products incorporating such technology. Under the Joint Agreement, Turbodyne has the exclusive worldwide right to manufacture, market and sell all light metal castings, electric motors, generators and electronic controllers of any products developed under the Joint Agreement. Activities under the Joint Agreement are governed by a committee of five members, consisting of a chairperson appointed by Honeywell, and two members appointed by each of Turbodyne and Honeywell.

     There can be no assurances that any products will be developed under the Joint Agreement, that Turbodyne will be able to maintain its share of development costs or that any product developed under the Joint Agreement will be commercially successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors -- Joint Development Agreement."

COMPETITION

     The Company does not believe that there are any products directly competitive to the Company's products. However, competition to the Company's technology exists from competing technologies marketed by companies, many of which have greater resources than the Company. In addition, there is no assurance that new competitors will not attempt to enter the industry.

     The Company expects competition for the Turbopac(TM) products from improvements and refinements to conventional internal combustion engines which may result in increased power and fuel efficiency. The cost of incorporating these improvements and refinements into existing internal combustion engines may be less than the cost of installing a Turbopac(TM) product. The Company also expects competition for the Dynacharger(TM) products from improvements and refinements to existing turbocharger technology which may be less expensive than turbochargers incorporating the Dynacharger(TM) products. In addition, OEM's and consumers may be more willing to accept improvements and refinements to existing technology than a new technology.

     Both the Turbopac(TM) and Dynacharger(TM) products may realize competition from existing products manufactured by OEMs who do not incorporate Turbodyne's products into their final products. A relatively small number of OEMs have a significant share of the automotive market and accordingly an OEM's determination not to incorporate the Turbodyne's products into its product lines could pose a significant barrier to entry to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors -- Intense Competition."

NASDAQ AND EASDAQ REGULATION

     On March 1, 1999, the Easdaq Market Authority held a hearing to consider disciplinary action against Turbodyne for, among other things, allegedly issuing a number of press releases which contained false or misleading price sensitive information to the market. Following discussions with the Company's representatives, the Easdaq Market Authority concluded that the Company's press releases were not intentionally misleading, but nevertheless gave an overly-optimistic impression of the Company's prospects. Pursuant to the direction of the Market Authority, the Company issued an announcement relating to certain business relationships on March 3, 1999.

     On March 11, 1999, Turbodyne attended a hearing with the NASD in connection with its initiation of proceedings relating to a possible delisting of the Company's common stock. On April 1, 1999, the Company was informed that the Nasdaq Listing Qualifications Panel determined to delist the Company's securities from The Nasdaq Stock Market effective with the close of business that day.

     The Company currently maintains a Disclosure Committee which consists of Irving M. Einhorn, James L. Sanders and John M. Fedders. Mr. Fedders is a former Director of Enforcement at the SEC. Mr. Einhorn has served, among other positions, as Branch Chief, Enforcement of the SEC's Chicago regional office and, later, as Regional Administrator at the SEC's Los Angeles office. Mr. Sanders is a former Regional Administrator of the SEC's Los Angeles regional office. The Disclosure Committee is responsible for reviewing and approving each of the Company's press releases.

GOVERNMENT REGULATION

     In the United States, emissions standards for diesel engines are imposed by the US Environmental Protection Agency (the "EPA") and by other regulatory agencies such as the California Air Resources Board ("CARB"). In April 1998, the Company received certification by the EPA for Detroit Diesel Corporation's emission reduction kit, which includes the Turbopac(TM) 2500 model, under the Urban Bus Retrofit/Rebuild Program. There can be no assurance that the government will not increase emission standards to a level that Turbodyne's products currently do not satisfy, in which event, the Company may be required to expend significant resources to develop and incorporate the technology necessary to meet the increased standards. Any such expenditure and any delays in product development or sales as a result of more stringent emission standards could have a material adverse effect on the results of operations of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary

Statements and Risk Factors -- We Have Encountered Delays And Start-up Costs In Developing Our Products."

     In March 1999, the Company received an executive order from CARB for a universal exemption of the Turbopac(TM) 2500 for heavy-duty diesel vehicles that are equipped with mechanical unit fuel injection and no electronic injection timing or electronic throttle delay. The CARB executive order enables Turbodyne to advertise, market and install the Turbopac(TM) 2500 on vehicles equipped with engines covered by the CARB executive order. The CARB executive order does not constitute a certification, accreditation, approval or any other type of endorsement by CARB of any claims of Turbodyne concerning antipollution benefits or any other benefits of the Turbopac(TM) 2500.

PROPRIETARY PROTECTION OF PRODUCTS

     As of December 17, 1999, the Company has assigned the intellectual property and product rights for the patent and trademark portfolio of the Dynacharger(TM) and the Turbopac(TM) to Honeywell. This agreement covered the TURBOPAC, TURBOFLOW and DYNACHARGER trademarks, and the 18 patents owned and the 14 patent applications pending with the U.S. Patent Office. These trademarks, patents and patent applications encompass the construction of the Turbopac(TM) and Dynacharger(TM) products.

     Turbodyne requires all employees, consultants and persons or companies involved in the testing of Turbodyne's products to execute confidentiality agreements and to agree to keep confidential all proprietary information with respect to Turbodyne's products.

SALE OF LIGHT METALS DIVISION

     In July 1996, the Company acquired Pacific Baja Holding, Inc., a manufacturer of aluminum cast products primarily for the automotive industry. In 1999, 1998 and 1997, Pacific Baja Holdings, Inc. and its subsidiaries (collectively, "Pacific Baja") accounted for 96.6%, 98.2% and 100% of the Company's revenues.

     In September 1999, Pacific Baja commenced Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Central District of California. On December 14, 1999, the Bankruptcy Court entered an order authorizing the sale of substantially all of the assets of Pacific Baja to an assignee of Hawthorne Partners (the "Buyer") for a combination of cash and other consideration totaling approximately $14.4 million. The purchase price included the assumption of certain liabilities of Pacific Baja and a cash payment to Wells Fargo Bank, which had a financing agreement with Pacific Baja. Wells Fargo Bank received $7.9 million towards monies that it was owed and waived approximately $900,000 of its claim. The amount waived was applied to the monies available for the unsecured creditors of Pacific Baja. In addition, one supplier of Pacific Baja waived a $1.2 million claim for post-petition raw material advances.

     Pacific Baja and the Company, to the extent it was a guarantor, are responsible for all amounts then due under leases, other than those which were assumed by the Buyer. All equipment leases of Pacific Baja which the Company guaranteed have been assumed by the Buyer, except for one. The Company believes that the obligation of Pacific Baja and the Company, as guarantor, will not exceed $40,000 under the equipment lease rejected by the Buyer. In addition, one real estate lease was rejected by the Buyer and retained by Pacific Baja. As a guarantor on this real estate lease the Company is responsible for lease payments of approximately $19,500.00 per month until May 31, 2009. The Company is attempting to reduce these ongoing lease obligations by seeking a sublessee.

EMPLOYEES

     At December 31, 1999, the Company has approximately 58 full-time employees, including 16 administrative employees, eight manufacturing employees, 27 employees in research and development and seven support employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Until November 1999, the principal United States corporate offices of the Company were located in leased premises consisting of approximately 5,400 square feet at 21700 Oxnard Street, Suite 1550, Woodland Hills, California 91367. The term of the lease expires on August 31, 2002. The Company's monthly rent for the first two and one half years of the lease term is approximately $10,000 and increases to approximately $11,000 for the duration of the lease term. The Company relocated the corporate office to its engineering, production and assembly facilities in Carpinteria, California on November 18, 1999. The Company is actively pursuing a buyout on a portion of this space and a sublet agreement on the remaining portion of the space on the corporate offices in Woodland Hills.

     The principal United States corporate office of the Company and its production and assembly facilities are located in leased premises at 6155 Carpinteria Avenue, California 93013. The facilities are approximately 28,000 square feet on 3.17 acres of land and are subleased on a month to month basis from American Appliance Inc., a private company controlled by Mr. Halimi. The term of the lease between American Appliance Inc. and its landlord expires on January 30, 2005. The Company's monthly rent is $28,224 plus operating costs, including taxes, insurance and utilities.

ITEM 3. LEGAL PROCEEDINGS

     CLASS ACTION LAWSUITS. In January through March of 1999, six purported class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California, as follows:

                   ABBREVIATED CASE NAME                         CASE NO.        DATE FILED
                   ---------------------                      ---------------    ----------
Takeda, et al. v. Turbodyne Technologies, et al. ...........  CV-99-00697-MMM     01/22/99
Zaks, et al. v. Turbodyne Technologies, et al. .............  CV-99-00743-MMM     01/25/99
Lincscott, et al. v. Turbodyne Technologies, et al. ........  CV-99-00933-MMM     01/28/99
Siebert, et al. v. Turbodyne Technologies, et al. ..........  CV-99-01288-MMM     02/08/99
Gentile, et al. v. Turbodyne Technologies, et al. ..........  CV-99-02194-MMM     03/01/99
Giammarco, et al. v. Turbodyne Technologies, et al. ........  CV-99-02751-MMM     03/16/99

     On June 4, 1999, the court entered an order consolidating these six actions for all purposes under the caption In Re Turbodyne Technologies, Inc. Securities Litigation, Master File No. CV-99-00697-MMM (BQRx) (the "Consolidated Action"). By the same order, the court appointed the "Kadner-7 Group," comprised of Ralf Kadner, Gordon Williamson & Associates, Louis T. Inglehart, Ronald Shoen, Gunther Wrieden, Combined Atlantic Carriers and Dennis Jones, as Lead Plaintiffs pursuant to the provision of the Private Securities Litigation Reform Act of 1995, 15 U.S.C. sec. 78u-4(a)(3)(B), and approved the Lead Plaintiffs' selection of lead counsel for the plaintiffs in the Consolidated Action.

     On August 9, 1999, the plaintiffs filed their consolidated class action complaint, which is now the operative complaint in the Consolidated Action. The Consolidated Action purports to be brought on behalf of individuals claiming to have purchased Common Stock of the Company during the time period from March 1, 1997 through January 22, 1999. Plaintiffs seek unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of the Company's Turbopac(TM) product, and the demand for and market acceptance of the Turbopac(TM) and other Company products. Plaintiffs allege that these alleged misstatements caused the Company's stock price to be "artificially inflated" during the purported class period.

     The Company has tendered these actions to its insurance carriers who have appointed counsel to represent the Company and the other defendants in these actions. The Company has filed a motion to dismiss which was granted by the court without prejudice. Since this action is in the very early stages of litigation, the Company is unable to assess the likelihood of an adverse result, and there can be no assurances as to the outcome of the action.

     GRAND TECHNOLOGIES ET AL. V. TURBODYNE TECHNOLOGIES ET AL. On March 3, 1999, in the matter of the binding arbitration between Grand Technologies Inc. and the Company arising out of the exclusive distributorship agreement entered into between the Company and Grand Technologies in June 1996, an arbitrator determined that the Company was liable to Grand Technologies for damages in the amount of approximately $6.65 million as a result of negligent misrepresentation, breach of contract and attorneys' fees and costs, which were set by the arbitrator at the sum of $182,000 in a supplemental arbitration award dated April 12, 1999. On April 13, 1999, the Los Angeles Superior Court entered an order confirming the arbitrator's March 3, 1999 award, and on May 12, 1999 the Los Angeles Superior Court entered an order confirming the arbitrator's April 12, 1999 supplemental award. On June 4, 1999, judgment was entered against the Company based on these orders confirming the arbitration award and supplemental arbitration award in the total sum, including costs, of $6,941,000. On July 26, 1999, the Company filed a Notice of Appeal from the June 4, 1999 judgment. In December 1999 the Company paid both the above arbitration awards. In March 2000, the Company reached a global settlement with Grand Technologies settling all outstanding disputes and the Appeal have been dismissed. In such settlement, the Company granted Grand Technologies a warrant to purchase 300,000 shares of Common Stock at $2.53 per share, exercisable on or before October 8, 2003.

     TURBODYNE V. LLOYD'S OF LONDON. On May 3, 1999, the Company filed an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC209688) against certain Underwriters at Lloyd's of London ("Lloyd's") claiming breach of contract, breach of implied covenant of good faith and fair dealing, promissory misrepresentation and estoppel in connection with Lloyd's denial of coverage under the Company's Directors and Officers and Company Reimbursement Indemnity Insurance Policy for the Grand Technologies matter. The defendants filed a demurrer to the Company's complaint, or alternatively, a motion to strike certain allegations. The court denied defendant's demurrer, but granted the motion to strike the Company's allegations regarding the lost opportunity to settle the underlying action. Thereafter, the Company filed a writ of mandate to the court of appeal, seeking the reinstatement of these allegations in the complaint. In December 1999, the Company settled this action pursuant to which Lloyd's made a $1.5 million payment to the Company in January 2000.

     JOHN P. SINGLETON V. TURBODYNE TECHNOLOGIES, INC. ET AL. On December 23, 1998, John P. Singleton filed an action against the Company and certain of its officers and directors in the Superior Court of the State of California for the County of Los Angeles Northwest District (Case No. LC047346) which alleges claims for tortuous constructive discharge in violation of public policy, breach of express contract of continued employment, breach of implied covenant of good faith and fair dealing, various torts involving intentional and negligent misrepresentations, breach of contract and specific performance. Mr. Singleton alleges, among other matters, that he entered an oral contract with the Company to serve as its Chief Financial Officer and later also as its Chief Operating Officer and that defendants created intolerable working conditions which forced Mr. Singleton to resign. Mr. Singleton seeks damages in excess of $25,000,000, punitive damages, reasonable attorneys' fees, costs of the lawsuit and such other and further relief as the court deems proper. The Company answered the complaint, has denied all of the claims and has asserted affirmative defenses. This case is in the discovery process. The Company has tendered this complaint to its insurance carriers who have appointed counsel to represent the Company and the other defendants in this matter. As of March 31, 2000, the Company reached settlement with Mr. Singleton in the amount of $35,000, which amount was paid by the Company's insurance carrier.

     TURBODYNE V. ASENSIO. On December 16, 1998, the Company filed suit against Manuel P. Asensio & Company, in the Los Angeles Superior Court, Case No. BC 202422, requesting damages in an amount not less than $10 million, according to proof. The Company sued Asensio for defamation, disparagement, intentional interference with economic relationship, fraud and unfair competition. As of March 31, 2000, the Company reached a settlement with Mr. Asensio.

     CW CALCATERRA V. TURBODYNE AND A RELATED SUIT TURBODYNE V. CW
CALCATERRA. In February 1997, Mr. Halimi, a director and a former executive of the Company, sublet certain premises with a remaining eighteen-month term and two five-year options. In January 1998, such sublease was assigned to the Company. In 1998, several related actions were filed with regard to such lease in Santa Barbara Superior Court (Case

No. SB224666) for unlawful detainer and declaratory relief. The parties, lessor, sublessor and sublessees, reached a tentative settlement agreement at a mediation in September 1999. By December 1999, the settlement agreement was being reduced to writing by the parties' attorneys. The settlement agreement calls for a universal settlement of all disputes between the parties and payment by Turbodyne of $200,000.00 to the plaintiffs. As of December 1999, Turbodyne had paid $50,000 of the entire settlement amount to the plaintiffs.

     BARNES-CURCI V. TURBODYNE. On October 19, 1999, Turbodyne received a demand for arbitration from Barnes-Dyer (now Curci) Marketing, pursuant to contractual requirements, regarding Turbodyne's alleged breach of a marketing contract. The parties are expected to enter arbitration in May 2000.

     SEC INVESTIGATION. In June 1999, the Company received a formal request for production of documents from the Securities and Exchange Commission (the "SEC"). The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of the Company's securities or any person or entity. The Company has cooperated fully and intends to continue to fully cooperate with any additional requests of the SEC.

     BANKRUPTCY OF PACIFIC BAJA. On September 30, 1999, Pacific Baja filed Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court, Central District of California, Case No. RS99-26477MG in Riverside, California. For a description of this matter, see "Item 1. Business -- Sale of Light Metals Division."

     POLLUTION RESEARCH & CONTROL CORP. ET AL. V. TURBODYNE TECHNOLOGIES. On October 2, 1998, Pollution Research & Control Corporation, Dasibi Environmental Corporation and Logan Medical Devices filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles alleging claims in connection with an alleged agreement between plaintiffs and the Company pursuant to which the Company was to acquire all of the issued and outstanding stock of Dasibi and Logan in exchange for $6.5 million. Plaintiffs also allege that the agreement calls for the Company to loan plaintiffs the sum of $1.1 million. The plaintiffs seek compensatory damages and punitive damages in an unspecific amount, but in excess of $2 million. The Company filed a cross-complaint against the plaintiffs for breach of a written promissory note in the amount of $100,000, seeking recovery of sums lent to plaintiffs. On June 3, 1999, the Company entered into a settlement agreement with plaintiffs, each party dismissing their action against the other for the mutual release of all claims and payment to the Company of $106,500 on or before June 10, 1999. On June 17, 1999, both actions were dismissed with prejudice.

     LEIGH WALKER-PENA, AS TRUSTEE OF THE TATTIANA TRUST, AND GLORIA WALKER V. VINCENT SCALICE AND TURBODYNE TECNOLOGIES ET AL. The Company is a party to an action filed in December 1997 in the Santa Barbara Superior Court by Leigh Walker-Pena. The complaint alleged that officers and directors of the Company told the plaintiffs that the Company's stock was going to be listed on Nasdaq and that the price of the stock would increase substantially, and that these statements were false and misleading and constituted intentional or negligent misrepresentations. In July 1999, this case was settled by the Company's payment of $10,000 and grant of options to purchase 25,000 shares of Common Stock.

     GLOBA V. TURBODYNE. An action was filed against the Company in the Superior Court of the State of California for the County of Santa Barbara alleging breach of employment contract and fraud. Plaintiff sought lost wages, options to purchase 100,000 shares of Common Stock and other benefits of his employment. In May 1999, this matter was settled and subsequently dismissed for the Company's payment of $30,000. Payment of this settlement was made by the Company's insurance carrier.

     JAMISON CAPITAL, INC. V. TURBODYNE AND PACIFIC BAJA. The Company is party to an action filed on January 21, 2000, in the Superior Court of New Jersey, Law Division Camden County (Case No. L-00307-00). This action is an alleged suit for money damages for professional services rendered to Turbodyne, with an alleged guarantee by Pacific Baja. The complaint requests damages of $115,000 plus interest and costs of suit, and any other relief the Court deems appropriate. The Company has caused this complaint to be removed to federal court and has filed an answer.

     TST, INC. V. TURBODYNE. On March 31, 2000, TST, Inc. filed an action against the Company in San Bernardino Superior Court. Such action alleges that in order to induce TST, Inc. to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST, Inc. TST, Inc. alleges such subsidiary has defaulted on the credit facility and that the Company, as guarantor, is liable. The complaint seeks damages in an amount in excess of $1.5 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ LISTING

     The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: TRBD) on the Nasdaq SmallCap Market.

                           PERIOD                              HIGH      LOW
                           ------                             ------    -----
1999
  First Quarter (January 1, 1999 to January 20, 1999).......  $ 5.84    $4.40
1998
  Fourth Quarter............................................  $ 5.81    $4.09
  Third Quarter.............................................   17.00     3.25
  Second Quarter............................................   10.81     3.75
  First Quarter.............................................    4.47     2.03

     Effective as of January 20, 1999, the Common Stock ceased to be traded on the Nasdaq SmallCap Market. Effective as of April 1, 1999, the Common Stock was delisted from the Nasdaq SmallCap Market. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors -- Our Common Stock was delisted from The Nasdaq SmallCap Market."

EASDAQ LISTING

     The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: TRBD) on the Easdaq Market.

                           PERIOD                              HIGH      LOW
                           ------                             ------    -----
2000
  First Quarter.............................................  $ 4.90    $2.48
1999
  Fourth Quarter............................................  $ 2.55    $1.13
  Third Quarter.............................................    3.00     1.51
  Second Quarter............................................    2.59     1.18
  First Quarter.............................................    5.60     3.33
1998
  Fourth Quarter............................................  $ 5.83    $4.05
  Third Quarter.............................................   16.35     3.33
  Second Quarter............................................   10.58     4.10
  First Quarter.............................................    4.58     2.10

     As of April 10, 2000, the outstanding Common Stock was held of record by 183 stockholders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The statement of operations data for the Company for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data for the Company at December 31, 1999 and 1998 are derived from, and should be read in conjunction with, the audited financial statements and notes thereto included elsewhere in this Report. The statement of operations data for the Company for the years ended December 31, 1995 and 1994 and the balance sheet data for the Company at December 31, 1997, 1996 and 1995 are derived from the audited financial statements not included in this Report. The data set forth below are qualified in their entirety by, and should be read in conjunction with, the information contained under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report.

     The Company's financial statements for the fiscal years ended December 31, 1999, 1998 and 1997 have been prepared according to United States Generally Accepted Accounting Principles ("US GAAP"). The Company's financial statements for the fiscal year ended December 31, 1996 and the Company's statement of operations data for the fiscal year ended December 31, 1995 included herein previously were prepared in accordance with Canadian Generally Accepted Accounting Principles ("CDN GAAP") and have been restated to conform with US GAAP and are stated in United States dollars. The Company's balance sheet data for the fiscal year ended December 31, 1995 have been prepared in accordance with CDN GAAP and are stated in Canadian dollars.

                                                       FOR THE FISCAL YEARS ENDED
                                   ------------------------------------------------------------------
                                      1999          1998          1997          1996          1995
                                   -----------   -----------   -----------   -----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA
Sales............................  $    50,218   $    40,858   $    39,165   $    13,944           --
Gross Profit.....................        3,788         5,033         6,839         1,843           --
Net Loss.........................      (35,989)      (30,033)      (13,185)       (5,563)      (2,603)
Net Loss per Common Share........         (.88)         (.88)         (.58)         (.33)        (.46)
BALANCE SHEET DATA
Working Capital (Deficit)........  $   350,811   $     4,185   $     8,205   $     7,026   CDN $   83
Total Assets.....................        6,764        55,046        49,726        39,441        5,202
Long Term Liabilities............           48        13,079        10,022         5,265          483
Total Liabilities................        4,649        29,097        18,883        11,727          966
Shareholders Equity..............        2,115        25,949        30,843        27,714        4,236
Number of Shares Outstanding.....   51,044,816    41,313,816    29,961,612    23,580,098   16,542,121

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company designs, develops and manufactures charging technology for internal combustion engines. In addition, the Company has designed and developed high speed, high powered, DC/AC, electronically commutated electric motors which is the core of the Company's charging technology (the "Turbodyne Technology"). The Company has incorporated the Turbodyne Technology into its two primary products, the Turbopac(TM) and the Dynacharger(TM) (collectively, the "Turbodyne Products").

     In 1999, the Company shifted its emphasis from aftermarket to automotive original equipment manufacturers ("OEM's"). As such, the Company entered into joint development, license and intellectual property and product rights agreements with Honeywell Turbocharging Systems, a division of Honeywell International, Inc. (formerly, "Allied Signal, Inc."), a leading manufacturer of turbochargers ("Honeywell"), under which the Company assigned to Honeywell its patent and trademark portfolios (including both the Dynacharger(TM) and the Turbopac(TM)) for $6.8 million. This amount was used in settlement of a judgment. See "Item 3. Legal Proceedings -- Grand Technologies et al. v. Turbodyne Technologies et al." In addition, under these agreements, the Company and Honeywell are sharing the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger(TM) and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines. Prototypes of the Dynacharger(TM) have been delivered to two automotive manufacturers in 1999, and three additional automobile manufacturers have signed agreements for the delivery of prototypes in 2000. Mass production for automotive manufacturers of the Dynacharger(TM) and Turbopac(TM) product lines is expected to commence in calendar year 2003. See "Item 1. Business -- Joint Development Agreement."

     The Company undertook low volume production and limited sales of the Turbopac(TM) 2500 model in 1999 pursuant to its contract with Detroit Diesel Corporation, a major global diesel engine producer. The contract with Detroit Diesel Corporation is the main source of sales of the Turbodyne Products. Under the Company's joint development agreement with Honeywell, sales to Detroit Diesel Corporation will be made by Honeywell. At December 31, 1999, the Company had expended an aggregate of $28,634,327 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing and funds generated through the Company's Light Metal Division. See "Item 1.
Business -- Product Development."

     In September 1999, the Company sold substantially all of the assets of Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. Pacific Baja accounted for substantially all of the Company's sales revenue on a consolidated basis for the nine months ended September 30, 1999. The Company is liable as a guarantor on certain leases assumed or rejected by the buyer. The Company currently is not able to determine the amount of this liability. See "Item 1. Business -- Sale of Light Metals Division."

     The Company did not realize the anticipated favorable effects on its profit margins of the modernization and relocation of Pacific Baja's facilities. The result was an increase in the cost of goods sold. In addition, the costs associated with the relocation were higher then anticipated. The resulting net losses resulted in limited cash flows and delinquency in payments to suppliers.

     The Company has reported net losses in each year since it began operations. The Company does not have substantial cash on hand. If financing transactions are not completed timely, the Company's research and product development efforts may be substantially delayed or eliminated and its business and results of operations will be materially adversely affected. In previous years, the Company has relied on the cash flows generated by the Light Metals Division to help support the research and development efforts of the Company. The Company is now solely dependent on its ability to raise funds for its working capital and research and development through financings.

RESULTS OF OPERATIONS

  1999 COMPARED TO 1998

     SALES. Sales for the year ended December 31, 1999 increased to $50,218,161 from $40,858,000 for the year ended December 31, 1998, an increase of $9,360,161 or 22.9%.

     Sales in these periods were primarily attributable to the Light Metals Division. The increase in sales is primarily attributable to an increase in the automotive components segment of the Light Metals Division and the commencement of sales of the Turbodyne Products. For the year ended December 31, 1999 and 1998, sales attributable to the Light Metals Division accounted for $48,503,000 and $40,135,000, respectively, and sales attributable to the Turbodyne Products accounted for $1,715,161 and $723,000, respectively.

     The Light Metals Division's strategy of aggressively pursuing the growing global OEM demand for precision cast aluminum components and assemblies for engine and vehicle application proved successful, providing an increase in sales for fiscal 1999. Aftermarket wheel sales declined slightly during this period compared to 1998 as a result of the OEM's providing more custom wheels on production cars.

     For fiscal 1999, aftermarket wheel product sales represented 28.4% of the Light Metals Division's total sales, a decrease of $98,000, or less than one percent, from fiscal 1998. For fiscal 1999, the engine and vehicle component sales represented 72% of the Light Metals Division's total sales, an increase of $8,466,000, or 32%, from fiscal 1998.

     As a result of the disposition of the Light Metals Division, the Company will no longer recognize revenues from this segment of the business. The Company's sole source of revenue will be from sales of the Turbopac(TM) 2500 to Detroit Diesel Corporation. The marketing and sale of the Turbopac(TM) 2500 is expected to be assumed by Honeywell as part of its agreement with the Company.

     COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Cost of goods sold in fiscal 1999 increased to $46,430,198 from $35,825,000 in fiscal 1997, an increase of $10,605,198, or 29.6%. Cost of goods sold as a percentage of net sales for fiscal 1999 increased to 92.5% from 87.7% for fiscal 1998. The increase in cost of goods sold as a percentage of net sales in fiscal 1999 is primarily attributable to increased manufacturing costs being realized as a result of the relocation, consolidation and modernization of all wheel production and the majority of the automotive engine components foundry and machine shop operations. These costs include, among others, the reduction in productivity as a result of relocation, inadequate inventory control and inefficient production processes resulting in an increase of scrap metal production, as well as extraordinary costs to ensure that orders received during the relocation process were timely met.

     In fiscal 1999 and 1998, the Light Metals Division incurred costs and expenses in excess of management's projections and experienced delays attributable to the final phase of relocation, consolidation and modernization of all existing aluminum foundry and machining operations. These costs include costs associated with the relocation of machinery and equipment, higher than anticipated cost of hiring and training of new employees, overtime premiums and transportation premiums incurred to meet increased demand in the automotive components business and lower than expected production efficiencies at the new facility. All of these costs were expensed as incurred.

     During the third and fourth quarter of 1999, the Company did not realize the anticipated favorable effects of the modernization and relocation on its profit margins. The result was an increase in cost of goods sold In addition, the costs associated with the relocation were higher than anticipated.

     The Company experienced an acceleration of orders in the automotive engine components division in fiscal 1998 due in part to its increased marketing efforts associated with this division. These orders were received by the Company prior to the relocation of its automotive components manufacturing operations and, therefore, the Company incurred extraordinary costs to ensure the customer orders were timely met. In 1999, although orders in the automotive engine components division continued to increase, increased costs involved in the relocation adversely affected profit margins.

     GROSS PROFIT. Gross profit for fiscal 1999 decreased to $3,787,963, or 7.54% of sales, compared to $5,033,000, or 12.32% of sales, for fiscal 1998, a decrease of $1,245,037 or 24.7%. Gross profit for these years was primarily attributable to the Light Metals Division.

     The reduction in gross profit for fiscal 1999 primarily is attributable to two factors: the extraordinary costs associated with the relocation, consolidation and modernization of the Light Metals Division and the shift in product mix from aftermarket wheel sales with higher gross margins to engine component sales with lower gross margins, all as discussed in more detail above.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 decreased to $12,170,524 from $15,026,000 for fiscal 1998, a decrease of $2,855,746, or 19.0%. Selling, general and administrative expenses as a percentage of sales decreased to 24.2% from 36.8% for the comparable fiscal year periods. These changes are primarily attributable to a reduction in the administrative and support staff of the Light Metals Division. In addition, the Company reduced its staff by 42.6% in 1999. The expenses associated with the Company's marketing efforts have been greatly reduced.

     RESEARCH AND DEVELOPMENT. Research and development costs for fiscal 1999 decreased to $7,585,327 from $7,915,000 for fiscal 1998, a decrease of $329,673, or 4.1%. The decrease was primarily attributable to Honeywell's participation in the development costs of the Dynacharger(TM) product, and recovery of a portion of the costs associated in developing prototypes for OEM's. In addition, development costs associated with the development of the Turbopac 2500 have been reduced. Furthermore, research and development costs will be attributable to specific programs contracted with automotive manufacturers or products, or next generation products. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates that, for the foreseeable future, research and development expenses will continue to be significant.

     COMPENSATION EXPENSE. During fiscal 1999, the Company granted options to purchase 380,000 shares of Common Stock to consultants for various services rendered associated with marketing, legal and related matters that the Company deemed essential to its operations at prices ranging from $1.91 to $4.50. As a result, the Company recognized $1,043,310 of compensation expense in fiscal 1999. The Company from time to time, may grant a significant number of options to non-employees in subsequent periods. In addition, the Company had $3,574,405 in options granted to employees and non-employees. Compensation cost has been recognized in accordance with APB Opinion 25.

     OTHER INCOME AND EXPENSES. Other income and expense consists of interest expense on bank operating lines of credit and equipment finance contracts and interest income on cash. Interest expense for fiscal 1999 increased $738,529, or 92.3%, from fiscal 1998. The increase was attributable to an increase in interest expense due to a decrease in the Company's average daily cash position, additional borrowings, bank fees and expenses as a result of being in default of the Company's credit facility and financing for property and equipment purchases. On December 20, 1999, the Company assigned its intellectual property rights and rights to manufacture, market and sell Turbodyne Products to Honeywell, who in turn paid $6.8 million, $6.5 million of which was used to pay an outstanding arbitration award of $6.65 million issued on March 3, 1999. $5,996,789 is recognized as extraordinary one time income as gain on sale of patents. In addition, the award of $6.65 million is offset by $1.5 million awarded from an insurance carrier.

     NET LOSS. Net loss for fiscal 1999 was $35,988,896, an increase of $5,955,896 compared to the prior period. Of the increase in net loss for fiscal 1999, a substantial portion was on a nonrecurring basis, consisting of (i) $7,551,531 paid in settlement of the March 3, 1999 arbitration award of $6.65 million and for contingent liabilities associated with certain legal actions pending against the Company, (ii) $702,400 which is a reversal of an accrued tax for a Pacific Baja IRS audit which was submitted to the Bankruptcy Court and
(iii) $1,043,310 of non-cash non-employee compensation expenses largely attributable to consultants retained by the Company to assist it in connection with marketing, legal, investor relations and related matters. In addition, a significant portion of the increase in net loss is directly related to the reorganization, modernization and relocation of the Light Metals Division, which as of March 31, 1999 was substantially complete. For fiscal 1999, the Light Metals Division reported a net loss from operations of $6,594,000. For fiscal 1998, the Light Metals Division reported a loss before taxes of $4,595,000, including $2,323,000 of relocation charges. The net impact on the operating results of the Light Metals Division for fiscal 1999 is due primarily to the decline in wheel orders and an increase in the cost of goods sold.

1998 COMPARED TO 1997

     SALES. Net sales for the fiscal year ended December 31, 1998 increased to $40,858,000 from $39,165,000 for the fiscal year ended December 31, 1997, an increase of $1,693,000, or 4.3%. The sales in both years were attributable primarily to the Light Metals Division. The increase in sales was due to an increase in the automotive components segment of the light metals business and commencement of sales of the Turbodyne Products. For 1998 and 1997, sales of aftermarket wheel products accounted for sales of $13,848,000 and $20,691,000, respectively, of the total sales attributable to the Light Metals Division, and sales of cast aluminum products, including compressor housings and manifolds, accounted for sales of $26,287,000 and $18,474,000, respectively. The net sales for fiscal 1997 also include sales of $2,258,000 related to the machining business of Pacific Baja with Navistar.

     COST OF GOODS SOLD. Cost of goods sold consists primarily of material and labor costs attributable to the Light Metals Division. Costs of goods sold for fiscal 1998 increased to $35,825,000 from $32,326,000 for fiscal 1997, an increase of $3,499,000, or 10.8%. The cost of goods sold in each of these years was attributable solely to the Light Metals Division. The increase in cost of goods sold as a percentage of net sales in fiscal 1998 was primarily attributable to increased manufacturing costs as a result of the relocation, consolidation and modernization of all wheel production and the majority of the automotive engine components foundry and machine shop operations. These costs include, among other factors, the reduction in productivity as a result of operating in two remote locations, as well as extraordinary costs to ensure that orders received during the relocation process were timely met.

     In fiscal 1998 and 1997, the Light Metals Division incurred costs and expenses in excess of management's projections and experienced delays attributable to the final phase of relocation, consolidation and modernization of all existing aluminum foundry and machining operations. These costs include costs associated with the relocation of machinery and equipment, higher than anticipated cost of hiring and training of new employees, overtime premiums and transportation premiums incurred to meet increased demand in the automotive components business and lower than expected production inefficiencies at the new facility. All of these costs were expensed as incurred.

     The Company experienced an acceleration of orders in the automotive engine components segment in fiscal 1998 due in part to its increased marketing efforts associated with this division. These orders were received by the Company prior to the relocation of its automotive components manufacturing operations and, therefore, the Company incurred extraordinary costs to ensure the customer orders were timely met.

     Cost of goods sold as a percentage of net sales was 87.7% and 82.5% for fiscal 1998 and fiscal 1997, respectively.

     GROSS PROFIT. Gross profit for fiscal 1998 decreased to $5,033,000 from $6,839,000 for fiscal 1997, a decrease of $1,806,000, or 26.4%. Gross profit for these years also was attributable solely to the Light Metals Division. Of the gross profit attributable to the Light Metals Division, sales of aftermarket wheel products accounted for gross profits of $2,974,000 in 1998 and $3,990,000 in 1997 and sales of cast aluminum products, including compressor housings and manifolds, accounted for a gross profit of $1,938,000 in 1998 and $3,400,000 in 1997. Turbodyne products generated gross profit of $121,000 in 1998 and a loss of $(551,000) in 1997.

     RESEARCH AND DEVELOPMENT. Research and development costs increased to $7,915,000 in fiscal 1998 from $6,609,000 in fiscal 1997, an increase of $1,306,000, or 19.8%. This increase was primarily attributable to finalizing the Turbopac(TM) 1500 and 2500 models, final testing of the Turbopac(TM) 2500 model, on-going development of the Dynacharger(TM) product and preparing for full scale commercial production of the Turbopac(TM) 3000 and 3500 models. In addition, development programs were also initiated for Turbopac(TM) 1500 and 2500. Research and development costs also included the operation and expansion of the Company's quality control laboratory.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $15,026,000 for fiscal 1998 from $9,136,000 in fiscal 1997, an increase of $5,890,000, or 64.5%. The increase in operating expenses was largely due to the addition of the operating expenses associated with the Light Metals Division as well as additional expenses relating to increased product development efforts, including expenses associated with overseas travel in conjunction with the Company's pursuit of strategic relationships and the designation of its Common Stock on the Easdaq Market. The Company incurred additional expenses associated with start-up costs related to the Navistar machining work, increased training for the new labor force hired and more than expected scrapping and recasting of new product lines to obtain the necessary quality levels.

     OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on bank operating lines of credit and equipment finance contracts.

     NET LOSS. The Company recorded a net loss of $30,033,000 in fiscal 1998 and a net loss of $13,185,000 in fiscal 1997 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from the operations of Pacific Baja. Borrowings under the bank credit facility and cash flows from the operations of Pacific Baja ceased as of October 1, 1999 with the bankruptcy filings of Pacific Baja. The Company will have to rely solely on its ability to raise funds through the private and public sale of equity and debt securities and the limited volume of sales to Detroit Diesel Corporation by Honeywell. At December 31, 1999, the principal source of liquidity for the Company was cash of $29,025 as compared to $1,257,000 at December 31, 1998.

     Cash used in operating activities for fiscal 1999 and 1998 was $9,709,060 and $18,269,000, respectively. In 1999, cash used in operating activities decreased approximately $8.5 million. The majority of which is a decrease in selling, general and administrative costs of $2.9 million, a decrease in relocation cost of $2.3 million and a decrease in income taxes of $1.4 million, offset by a decline in gross profit of $1.2 million.

     Cash used in investing activities for fiscal 1999 and 1998, was $1,570,823 and $2,725,000, respectively, resulting primarily from the purchase of property and equipment primarily related to the relocation of the Company's manufacturing facilities in 1998.

     Cash provided by financing activities for fiscal 1999 and 1998 was $9,937,650 and $21,418,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

     In an effort to create operating efficiencies and preserve working capital, the Company has undergone a restructuring program, closing offices and focusing its resources on research and development of products using the Turbodyne Technology with an emphasis on automotive original equipment manufacturers. The Company plans to continue this restructuring program into the year 2000.

     The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to June 30, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

YEAR 2000

     The Company's computer based systems have passed all Year 2000 testing and are successfully operating as of March 31, 2000. Certain infrastructure and information systems have been upgraded and meet Year 2000 requirements. The Company has successfully conducted transactions and the overall system infrastructure is Year 200 compliant.

     The Company's products are Year 2000 compliant as of March 31, 2000.

     The Company's suppliers' operations, and the products and services they provide, are Year 2000 compliant.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and as amended by SFAS No. 137 is effective for fiscal years beginning after June 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

     In 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). The Company believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial reporting.

CAUTIONARY STATEMENTS AND RISK FACTORS

  THE MARKET POTENTIAL AND ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN

     Our future financial performance will largely depend on the acceptance of products incorporating the Turbodyne Technology by OEMs and consumers. There can be no assurance that such acceptance will occur.

  THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

     We have suffered net losses in each of the last four years resulting in an accumulated deficit of $91,757,896 at December 31, 1999, have used cash in our operating activities in each of the last four years, have disposed of our most significant subsidiary through bankruptcy, are subject to a lawsuit brought against us by shareholders, and based on our projected cash flows for the ensuring year we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuit. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  THE COMPANY IS UNDER INVESTIGATION BY THE U.S. SECURITIES AND EXCHANGE COMMISSION (THE "SEC")

     The SEC inquiry is ongoing. The SEC has indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor as an adverse reflection on the merits of the Company's securities. The Company has cooperated with the SEC and intends to continue to cooperate with any additional requests from the SEC. Failure to resolve the SEC inquiry satisfactorily could have a material adverse effect on the Company.

  THE COMPANY RECENTLY SOLD ITS LIGHT METALS DIVISION IN A BANKRUPTCY COURT APPROVED TRANSACTION

     The Company sold substantially all of the assets of Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. Pacific Baja accounted for substantially all of the Company's sales revenue on a consolidated basis for the nine months ended September 30, 1999. The Company is liable as a guarantor on certain leases assumed or rejected by the buyer. The Company currently is not able to determine the amount of this liability. See "Item 1. Business -- Sale of Light Metals Division."

  WE HAVE NO HISTORY OF REVENUES UNDER OUR RECENT AGREEMENTS WITH HONEYWELL

     None of the Turbodyne Products are commercially produced except for the Turbopac(TM) 1500 product and limited commercial production of the Turbopac(TM) 2500 product. The other models of the Turbopac(TM) product and all models of the Dynacharger(TM) product remain in various stages of development. We cannot assure you that the other Turbopac(TM) models or the Dynacharger(TM) products will be developed timely or that they will be commercially accepted. The failure of the Turbopac(TM) and Dynacharger(TM) products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.

  FUTURE REVENUES DEPEND ON THE ABILITY OF HONEYWELL TO PROTECT PROPRIETARY
ASSETS

     The Company assigned its patent and trademark portfolios relating to the Turbodyne Technology and the Turbopac(TM) and Dynacharger(TM) products to Honeywell. Patent applications have been filed in the United States and in certain foreign jurisdictions relating to these products. Certain patents have been issued and other applications are in various stages of review at the U.S. or foreign patent offices. Application for a patent offers no assurance that a patent will be issued or issued without material modification. Moreover, we cannot assure you that patents will be issued, or that issued patents will not be circumvented or invalidated, that proprietary information can be maintained as such or that Honeywell will be able to achieve or maintain a technological advantage. Protection of trade secrets and proprietary know-how is critical for the Company to achieve and maintain a competitive position. We cannot assure you that others may not independently develop similar or superior technologies or gain access to trade secrets or know-how relevant to the business of the Company.

  WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES

     To date, we have not been profitable. We reported net losses of $35,988,896, $30,033,000 and $13,185,000 for the fiscal years ended December 31,
1999, 1998 and 1997, respectively. At December 31, 1999, we had an accumulated deficit of $90,257,896. We cannot assure you that we will report net income in any future year or period.

  WE HAVE ONLY LIMITED WORKING CAPITAL

     We believe that our current sources of working capital are sufficient to satisfy our anticipated working capital requirements only to June 30, 2000. We intend to seek to raise additional funds through public or private offerings of equity or debt or joint development arrangements. No assurance can be given that additional funds can be raised or, if they can be raised, that the terms on which they can be raised will be satisfactory. Any such financing may involve significant dilution to our current stockholders. Joint development arrangements may require us to relinquish rights to certain of its technologies or products. If additional financing transactions are not completed timely, our research and product development efforts may be substantially delayed or eliminated and our business and results of operations will be materially adversely affected.

  WE HAVE ENCOUNTERED DELAYS AND START-UP COSTS IN DEVELOPING OUR PRODUCTS

     We have commenced only limited commercial production of certain of the Turbopac(TM) models. Historically, we have encountered unexpected delays in development due to undetected design defects or changes to specifications and we may continue to experience such delays. These delays could increase the cost of development of our products and affect the timing of commercial availability. Our revenue in fiscal 2000 will depend to a significant degree on sales of the Turbopac(TM) product through Honeywell. If Honeywell encounters problems in the marketing of the Turbopac(TM) product or any other new products, our business and prospects could be materially and adversely affected. Moreover, we have not begun commercial production of the Dynacharger(TM).

     We have incurred, and likely will continue to incur, substantial start-up costs associated with the introduction of new products. As a result, we likely will incur operating losses or experience a reduced level of profitability in periods following product introduction. We cannot assure you that any new product will receive market acceptance or that any new product can be sold at a profit. Additionally, both the Dynacharger(TM) and certain of the Turbopac(TM) models have undergone only limited testing. Once commercially introduced, each product could require additional refinement. In the event government standards regarding emissions are increased, we may need to modify product designs and improve the Turbodyne Technology to meet these new standards, which may require significant expenditures and delay production of the our products. Any delay in commercial production or additional refinement to these products could result in a material adverse effect on our business, operating results and financial condition.

  OUR MARKETING EFFORTS INVOLVE LONG TESTING PERIODS

     We have entered into, and expect to continue to enter into, relationships with OEM's in an effort to market our products. These parties typically engage in testing programs concerning our products that last for a period of between three and five years. During this period, we may provide certain products to these parties free of charge or at a reduced rate. In addition, we devote a significant amount of time and attention to pursuing these programs in an effort to obtain purchase orders for the products tested. These parties are under no obligation to purchase our products during these testing periods and, following their evaluations, may determine not to purchase any products from us. Alternatively, these parties may request modifications to existing products in order to satisfy specific regulations imposed in the countries in which they operate. Accordingly, we may expend a significant amount of time and devote substantial resources to these testing programs which may not result in any sales, or if purchase orders are obtained, they may only be obtained many years following the commencement of the related testing program.

  WE WILL LIKELY EXPERIENCE POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     We have experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been and may be caused by many factors including:

     - introduction or enhancement of products by us and our competitors,

     - customer demand for our products,

     - development and marketing expenses relating to the introduction of new products or enhancements of existing products,

     - timing of certification of certain products by the U.S. Environmental Protection Agency and other environmental regulatory organizations,

     - results from third parties participating in pilot programs involving our products,

     - changes or anticipated changes in pricing by us or our competitors,

     - the mix of products sold and the gross margins attributable to such products,

     - industry and technology developments,

     - product delays or other product quality problems,

     - currency fluctuations, and

     - other unanticipated operating expenses and general economic conditions.

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

  INTENSE COMPETITION

     The business environment in which we operate is highly competitive. Certain of our competitors have, and potential competitors may have, greater financial, marketing, technological and other resources. We believe that no products technologically similar to the Turbopac(TM) and Dynacharger(TM) products have been sold. However, future competitors may develop related technologies that improve the performance of internal combustion engines or reduce emissions that are not encompassed by our patents. In addition, other companies may be issued patents which may inhibit our ability to develop certain products encompassed by those patents. There also may be improvements to existing technologies.

     If new techniques are developed and are commercially successful, they may reduce our potential market share or make our products less attractive or obsolete, each of which will adversely effect our business. In addition, a relatively small number of OEM's hold a significant share of the automotive market and the determination of an OEM not to incorporate our products into its product line may force us to expend additional amounts to gain market share or significantly reduce our potential market share.

     Our strategy is one of aggressive product development and enhancement and patent support to protect a competitive position to the extent practicable. However, we cannot assure you that the market will determine that our products are superior to existing or subsequently developed competitive products, that we will obtain significant market share or be able to adapt to evolving markets and technologies, develop new products or achieve or maintain technological advantages.

  WE DEPEND ON KEY PERSONNEL

     The skills and efforts of our management team and engineering staff, including our Chairman of the Board, Prof. Dr.-Ing. Peter Hofbauer, and Chief Executive Officer, Gerhard Delf, are critical to our success. As we grow, we will continue to hire, appoint or otherwise change senior management and members of the engineering staff. We cannot assure you that executive officers and key personnel will remain with us or that we will attract additional qualified members to management in the future. The loss of services of Prof. Hofbauer, Mr. Delf or any key employee could have a material adverse effect on our business.

  WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE

     The industries in which we compete are characterized by rapid and significant technological change. Our success will depend in large part not only on the success of the initial introduction of the Turbopac(TM) product and the Dynacharger(TM) product, but also on the ability to enhance these products and develop new products. Moreover, changes in manufacturing technology could require us to make significant expenditures on new plant and equipment in order to remain competitive, all of which could adversely affect our operating costs and results of operations. We cannot assure you that our products will be commercially accepted or that we will be able to enhance existing products or develop new products. We also cannot assure you that technological change will not render obsolete or uneconomical any of our products. Our ability to continue to develop and market new and improved products that can achieve significant market acceptance will determine our future sales and profitability.

  OUR STOCK PRICE IS EXTREMELY VOLATILE

     The price of our Common Stock on the Easdaq Market has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or purchase orders for our products, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance.

  EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE STOCK

     As of April 10, 2000, approximately 56,977,324 shares of Common Stock will be outstanding assuming the exercise of all outstanding options and warrants. Although some of these options and warrants are exercisable at prices which may exceed the current prevailing market prices of our Common Stock, their existence could potentially limit the scope of increases in the market value of the Common Stock which might otherwise be realized. The terms on which we may obtain additional financing during the respective terms of these outstanding stock options and warrants may be adversely affected by their existence. The holders of these stock options and warrants may exercise these securities at times when we might be able to obtain additional capital through one or more new offerings of securities or other forms of financing on terms more favorable than those provided by these stock options and warrants.

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

  OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET

     Our Common Stock was delisted from The Nasdaq SmallCap Market on April 1, 1999. No assurance can be given that our Common Stock will be listed on any United States securities exchange in the future.

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

  WE HAVE NO HISTORY OF PRODUCT SALES

     None of our products have been commercially produced except for the Turbopac(TM) 1500 product and limited commercial production of the Turbopac(TM) 2500 product. The other models of the Turbopac(TM) product and all models of the Dynacharger(TM) product remain in various stages of development. We cannot assure you that the other Turbopac(TM) models or Dynacharger(TM) products will be developed timely or that they will be commercially accepted. The failure of the Turbopac(TM) and Dynacharger(TM) products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and the report of independent public accountants are included on pages F-1 to F-21 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On November 29, 1999, KPMG LLP ("KPMG") resigned as the principal accountant to audit the Company's financial statements, beginning with its financial statements for the year ending December 31, 1999. On January 12, 2000, the Company retained McGowan Guntermann as its independent auditor to audit the Company's financial statements, beginning with its financial statements for the year ending December 31, 1999.

     The reports of KPMG on the financial statements for the years ended December 31, 1998 and December 31, 1997 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles and the KPMG report on the Company's 1998 consolidated financial statements contained an uncertainty paragraph regarding substantial doubt as to the ability of the Company to continue as a going concern.

     During the Company's fiscal years ended December 31, 1998 and December 31, 1997, and each interim period subsequent to December 31, 1998 preceding KPMG's resignation, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements. KPMG did not review the Company's Quarterly Reports on Form 10-Q for the quarterly periods ending September 30, 1999, June 30, 1999 and March 31, 1999.

     The Company received from KPMG a letter dated December 20, 1999 addressed to the Securities and Exchange Commission stating that it agrees with the above statements made by the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 -- Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 -- Election of Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information -- Security Ownership of Principal Stockholders and Management" and "Proposal 1 -- Election of Directors" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal
1 -- Election of Directors" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The consolidated financial statements are filed as part of this Annual Report on Form 10-K as listed on page F1 of this document.

REPORTS ON FORM 8-K

     Current Report on Form 8-K/A, Item 7, filed on December 23, 1999.

     Current Report on Form 8-K/A, Item 4, filed December 15, 1999.

     Current Report on Form 8-K, Item 4, filed December 6, 1999.

     Current Report on Form 8-K, Item 5, filed on October 15, 1999.

EXHIBITS

     The following exhibits are included as part of this Annual Report on Form 10-K.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Certificate of Incorporation of Registrant. Incorporated by
              reference to Exhibit 3.1 to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.
     3.2      Bylaws of the Registrant. Incorporated by reference to
              Exhibit 3.2 to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.
     4.1      Form of Convertible Preferred Stock Purchase Agreement.
              Incorporated herein by reference to Exhibit 4.1 to the
              Company's Registration Statement on Form F-1 (File No.
              333-7932).
     4.2      Form of Registration Rights Agreement. Incorporated herein by reference to Exhibit 4.2 to the Company's Registration
              Statement on Form F-1 (File No. 333-7932).
     4.3      Form of Redemption Warrant. Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
              Form F-1 (File No. 333-7932).
    10.1*     Joint Development Agreement dated January 28, 1999, between
              Honeywell International, Inc. (formerly, "AlliedSignal,
              Inc.") and the Registrant.
    10.2      Sub-Lease between American Appliance, Inc. and Carole D.
              King dated December 1, 1994 for Carpinteria Property.
              Incorporated herein by reference to Exhibit 3(iii) to the
              Company's Registration Statement on Form 20-F filed on
              September 18, 1996.
    10.3*     License Agreement dated January 28, 1999, between Honeywell
              International, Inc. and the Registrant.
    10.4*     Amendment to License Agreement dated December 15, 1999,
              between Honeywell International, Inc. and the Registrant.
    10.5*     Amendment to Joint Development Agreement dated December 15,
              1999, between Honeywell International, Inc. and Registrant.
    10.6*     Intellectual Property and Product Rights Agreement dated
              December 15, 1999, between Honeywell International, Inc. and the Registrant.
    10.7      Agreement in Principle between Turbodyne Systems, Inc. and
              Kuhnle, Kopp & Kausch AG dated April 11, 1997. Incorporated herein by reference to Exhibit 3(xi) to the Company's Annual
              Report on Form 20-F for the fiscal year ended December 31,
              1996, as amended.
    10.8      Employment Agreement dated August 1, 1997 between the
              Company and Edward Halimi, as amended. Incorporated by
              reference to Exhibit 3(xiii) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1997.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.9      Employment Agreement dated August 1, 1997 between the
              Company and Leon Nowek, as amended. Incorporated by
              reference to Exhibit 3(xix) to the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1997.
    23.1      Consent of KPMG LLP.
    23.2      Consent of McGowan Guntermann.
    24.1      Power of Attorney (included on signature page).
    27.1      Financial Data Schedule.

---------------
* All schedules or exhibits have been omitted. Any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission on request.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS

                                                               PAGE
                                                              ------
Independent Auditor's Report of McGowan Guntermann..........   F-2
Independent Auditor's Report of KPMG LLP....................   F-3
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   F-4
  Consolidated Statements of Operations.....................   F-5
  Consolidated Statements of Shareholders' Equity...........   F-6
  Consolidated Statements of Cash Flows.....................   F-7
Notes to Consolidated Financial Statements..................   F-8

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Turbodyne Technologies, Inc. and Subsidiaries
Carpinteria, California

     We have audited the accompanying consolidated balance sheet of Turbodyne Technologies, Inc. and subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc., and subsidiaries at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 13 to the consolidated financial statements, the Company has suffered net losses in each of the last four years resulting in an accumulated deficit of $90,257,896 at December 31, 1999, has used cash in its operating activities in each of the last four years, has disposed of its most significant subsidiary through bankruptcy, is subject to a lawsuit brought against it by shareholders, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

McGowan Guntermann

Santa Barbara, California
April 4, 2000

                       PRIOR INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Turbodyne Technologies Inc.:

     We have audited the accompanying consolidated balance sheet of Turbodyne Technologies Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in each of the last three years resulting in an accumulated deficit of $54,269,000 at December 31, 1998, has used cash in its operating activities in each of the last three years, has violated covenants of its debt facilities, has received an adverse award and a judgment in the aggregate amount of approximately $7.1 million related to an arbitration matter and a building lease, respectively, is subject to several class-action lawsuits brought against it by certain of its stockholders, and based on the Company's projected cash flows for the ensuring year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of amounts to be paid, if any, in connection with the aforementioned adverse award and judgment and class-action lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP

Los Angeles, California
March 15, 1999

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                  1999            1998
                                                              ------------    ------------
CURRENT ASSETS
  Cash......................................................  $     29,025    $  1,257,000
  Trade accounts receivable -- less allowance for doubtful
     accounts of $45,000 and $270,000 in 1999 and 1998,
     respectively...........................................     2,677,320      10,623,000
  Employee advances receivable -- less allowance for
     doubtful accounts of $237,500 and $0 in 1999 and 1998,
     respectively (Note 11).................................       696,347         415,000
  Inventories (Note 2)......................................     1,524,261       6,507,000
  Prepaid expenses and other current assets.................        24,719       1,401,000
                                                              ------------    ------------
          Total Current Assets..............................     4,951,672      20,203,000
  Property and equipment, at cost, net (Note 3).............     1,765,107      20,616,000
  Goodwill -- net...........................................            --      12,992,000
  Other assets (Note 11)....................................        46,980       1,235,000
                                                              ------------    ------------
          TOTAL ASSETS......................................  $  6,763,759    $ 55,046,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt (Note 4 and 5).......  $  1,250,000    $    497,000
  Current maturities of obligations under capital leases
     (Note 8)...............................................        39,764         778,000
  Accounts payable..........................................     2,455,109       8,916,000
  Accrued liabilities.......................................       506,250       5,527,000
  Reserve for lawsuit settlement............................       349,738         400,000
  Income taxes payable (Note 6).............................            --         700,000
                                                              ------------    ------------
          Total Current Liabilities.........................     4,600,861      16,018,000
  Long-term debt, less current maturities (Note 5)..........            --       9,941,000
  Obligations under capital leases, less current maturities
     (Note 8)...............................................        47,871       3,138,000
                                                              ------------    ------------
          Total Liabilities.................................     4,648,732      29,097,000
                                                              ------------    ------------
SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value. Authorized 1,000,000
     shares; issued 10,000 Series A Convertible Preferred
     and 10,000 Series B Convertible Preferred shares and
     outstanding none in 1999 and 1998......................            --              --
  Common stock $0.001 par value. Authorized 60,000,000
     shares; issued and outstanding 51,044,816 shares in
     1999 and 41,313,816 shares in 1998.....................        51,045          42,000
  Treasury stock, at cost, 378,580 shares at December 31,
     1999 and 330,080 shares at December 31, 1998...........    (1,755,534)     (1,500,000)
  Additional paid-in capital................................    94,057,154      81,770,000
  Other comprehensive income (loss).........................        20,258         (94,000)
  Accumulated deficit.......................................   (90,257,896)    (54,269,000)
                                                              ------------    ------------
          Total Shareholders' Equity........................     2,115,027      25,949,000
  Commitments and contingencies (Note 8 and 15).............            --              --
  Liquidity (Note 13).......................................            --              --
                                                              ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $  6,763,759    $ 55,046,000
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Net sales........................................  $ 50,218,161    $ 40,858,000    $ 39,165,000
Cost of goods sold...............................    46,430,198      35,825,000     (32,326,000)
                                                   ------------    ------------    ------------
          Gross Profit...........................     3,787,963       5,033,000       6,839,000
                                                   ------------    ------------    ------------
Selling, general and administrative expenses
  (Note 11)......................................    12,170,524      15,026,000       9,136,000
Research and developments costs (Note 1L)........     7,585,327       7,915,000       6,609,000
Non-employees compensation expense (Note 10).....     1,043,310       3,308,000         542,000
Depreciation and amortization....................     3,692,104       3,631,000       2,695,000
Relocation costs (Note 7)........................        96,328       2,323,000              --
                                                   ------------    ------------    ------------
          Total Operating Expense................    24,587,593      32,203,000      18,982,000
                                                   ------------    ------------    ------------
          Loss from Operations...................   (20,799,630)    (27,170,000)    (12,143,000)
Other expense (income)
  Interest expense, net..........................     1,538,529         800,000         770,000
  Litigation expense (Notes 7 and 14)............     6,051,531       1,400,000              --
  Gain on sale of patents (Note 14)..............    (5,996,789)             --              --
  Loss on disposal of assets (Note 1G and 15)....    14,298,395              --              --
  Other, net.....................................            --         (37,000)         66,000
                                                   ------------    ------------    ------------
          Loss before income taxes...............   (36,691,296)    (29,333,000)    (12,979,000)
Income tax expense (benefit) (Note 6)............      (702,400)        700,000         206,000
                                                   ------------    ------------    ------------
          Net Loss...............................  $(35,988,896)   $(30,033,000)   $(13,185,000)
                                                   ============    ============    ============
Net loss per common share:
  Basic loss per share...........................  $      (0.88)   $      (0.88)   $      (0.58)
  Diluted loss per share.........................         (0.88)          (0.88)          (0.58)
                                                   ============    ============    ============
Weighted average shares used for basic and
  diluted loss per share.........................    40,952,987      34,232,000      22,685,000
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                                       COMMON STOCK          PREFERRED STOCK      ADDITIONAL                      OTHER
                                   --------------------   ---------------------     PAID-IN       SPECIAL     COMPREHENSIVE
                                     SHARES     AMOUNT    SHARES      AMOUNT        CAPITAL      WARRANTS     INCOME (LOSS)
                                   ----------   -------   -------   -----------   -----------   -----------   -------------
Balance at December 31, 1996.....  23,580,098   $24,000        --   $        --   $22,575,000    16,007,000     $(204,000)
Private placement of preferred
  stock, net of expenses.........          --        --    10,000     9,604,000            --            --            --
Conversion of Series A and Series
  C special warrants, net of
  expenses.......................   4,625,000     5,000        --            --    15,654,000   (16,007,000)           --
Exercise of warrants.............   1,002,014     1,000        --            --     4,088,000            --            --
Exercise of stock options........     754,500     1,000        --            --     2,400,000            --            --
Translation adjustment...........          --        --        --            --            --            --       226,000
Issuance of stock options to
  nonemployees for services......          --        --        --            --       542,000            --            --
Net loss.........................          --        --        --            --            --            --            --
Preferred stock dividends
  declared.......................          --        --        --            --            --            --            --
                                   ----------   -------   -------   -----------   -----------   -----------     ---------
Balance at December 31, 1997.....  29,961,612    31,000    10,000     9,604,000    45,259,000            --        22,000
Conversion of series one class A
  preference stock, net of
  expenses.......................   4,577,899     5,000   (10,000)   (9,604,000)    9,587,000            --            --
Conversion of subordinated
  convertible debentures, net of
  expenses.......................   1,099,290     1,000        --            --     2,852,000            --            --
Issuance of common stock for
  finders fees...................     150,000        --        --            --       375,000            --            --
Exercise of warrants.............     705,499        --        --            --     3,169,000            --            --
Exercise of stock options........   4,654,892     5,000        --            --    16,864,000            --            --
Treasury stock repurchase........          --        --        --            --            --            --            --
Translation adjustment...........          --        --        --            --            --            --      (116,000)
Preferred stock dividends
  declared.......................          --        --        --            --            --            --            --
Preferred stock dividends paid...     164,624        --        --            --       356,000            --            --
Issuance of stock options to
  nonemployees for services......          --        --        --            --     3,308,000            --            --
Net loss.........................          --        --        --            --            --            --            --
                                   ----------   -------   -------   -----------   -----------   -----------     ---------
Balance, December 31, 1998.......  41,313,816    42,000        --            --    81,770,000            --       (94,000)
Exercise of warrants.............          --        --        --            --            --            --            --
Exercise of stock options........     160,000        --        --            --       429,100            --            --
Exercise of stock options for
  services rendered..............     100,000        --        --            --       190,847            --            --
Private placement of common
  stock..........................   9,029,138     9,045        --            --    10,123,897            --            --
Conversion of subordinated
  convertible debentures, net of
  expenses.......................     441,862        --        --            --       500,000            --            --
Purchase of treasury stock.......          --        --        --            --            --            --            --
Translation adjustment...........          --        --        --            --            --            --       114,258
Issuance of stock options to
  nonemployees for services......          --        --        --            --     1,043,310            --            --
Net loss.........................          --        --        --            --            --            --            --
                                   ----------   -------   -------   -----------   -----------   -----------     ---------
Balance, December 31, 1999.......  51,044,816   $51,045        --   $        --   $94,057,154            --     $  20,258
                                   ==========   =======   =======   ===========   ===========   ===========     =========

                                                     TREASURY STOCK
                                   ACCUMULATED    ---------------------   NET STOCKHOLDERS'
                                     DEFICIT      SHARES      AMOUNT           EQUITY
                                   ------------   -------   -----------   -----------------
Balance at December 31, 1996.....  $(10,688,000)       --   $        --     $ 27,714,000
Private placement of preferred
  stock, net of expenses.........            --        --            --        9,604,000
Conversion of Series A and Series
  C special warrants, net of
  expenses.......................            --        --            --         (348,000)
Exercise of warrants.............            --        --            --        4,089,000
Exercise of stock options........            --        --            --        2,401,000
Translation adjustment...........            --        --            --          226,000
Issuance of stock options to
  nonemployees for services......            --        --            --          542,000
Net loss.........................   (13,185,000)       --            --      (13,185,000)
Preferred stock dividends
  declared.......................      (200,000)       --            --         (200,000)
                                   ------------   -------   -----------     ------------
Balance at December 31, 1997.....   (24,073,000)       --            --       30,843,000
Conversion of series one class A
  preference stock, net of
  expenses.......................            --        --            --          (12,000)
Conversion of subordinated
  convertible debentures, net of
  expenses.......................            --        --            --        2,853,000
Issuance of common stock for
  finders fees...................            --        --            --          375,000
Exercise of warrants.............            --        --            --        3,169,000
Exercise of stock options........            --        --            --       16,869,000
Treasury stock repurchase........            --   330,080    (1,500,000)      (1,500,000)
Translation adjustment...........            --        --            --         (116,000)
Preferred stock dividends
  declared.......................      (163,000)       --            --         (163,000)
Preferred stock dividends paid...            --        --            --          356,000
Issuance of stock options to
  nonemployees for services......            --        --            --        3,308,000
Net loss.........................   (30,033,000)       --            --      (30,033,000)
                                   ------------   -------   -----------     ------------
Balance, December 31, 1998.......    54,269,000   330,080    (1,500,000)      25,949,000
Exercise of warrants.............            --        --            --               --
Exercise of stock options........            --        --            --          429,100
Exercise of stock options for
  services rendered..............            --        --            --          190,847
Private placement of common
  stock..........................            --        --            --       10,132,942
Conversion of subordinated
  convertible debentures, net of
  expenses.......................            --        --            --          500,000
Purchase of treasury stock.......            --    48,500      (255,534)        (255,534)
Translation adjustment...........            --        --            --          114,258
Issuance of stock options to
  nonemployees for services......            --        --            --        1,043,310
Net loss.........................   (35,988,896)       --            --      (35,988,896)
                                   ------------   -------   -----------     ------------
Balance, December 31, 1999.......  $(90,257,896)  378,580   $(1,755,534)    $  2,115,027
                                   ============   =======   ===========     ============

   The accompanying notes are an integral part of these financial statements.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net loss.................................................  $(35,988,896)   $(30,033,000)   $(13,185,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization..........................     3,692,104       3,631,000       2,695,000
    Preferred stock compensation...........................            --         375,000              --
    (Gain) loss on sale of assets (Note 14)................       809,486          (1,000)         76,000
    Loss on disposal of assets related to net book value of
      fixed assets, goodwill and debt (Note 15)............    16,764,619              --              --
    Non cash stock option compensation.....................     1,234,157       3,308,000         542,000
    (Increase) decrease in operating assets:
      Trade accounts receivable............................     7,945,680      (1,359,000)     (3,255,000)
      Employee advances receivable.........................      (281,347)        (62,000)       (486,000)
      Inventories..........................................     4,982,739      (1,038,000)     (2,016,000)
      Prepaid expenses and other current assets............     1,376,281         422,000        (340,000)
      Other assets.........................................     1,188,020      (1,229,000)       (338,000)
    Increase (decrease) in operating liabilities:
      Trade accounts payable...............................    (6,460,891)      3,633,000       2,408,000
      Accrued liabilities..................................    (4,271,012)      3,334,000          20,000
      Income taxes payable.................................      (700,000)        614,000          86,000
      Deferred tax liability...............................            --         136,000              --
                                                             ------------    ------------    ------------
         Net cash used in operating activities.............    (9,709,060)    (18,269,000)    (13,793,000)
                                                             ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment.......................    (1,570,823)     (2,733,000)     (6,910,000)
  Proceeds from sale of property, plant and equipment......            --           8,000          42,000
                                                             ------------    ------------    ------------
         Net cash used in investing activities.............  $ (1,570,823)   $ (2,725,000)   $ (6,868,000)
                                                             ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from long-term borrowings...................  $  1,750,000    $  1,676,000    $  3,321,000
  Repayments under capital lease obligations...............    (1,045,976)     (1,637,000)       (826,000)
  Repayments from long-term borrowings.....................    (1,572,882)             --              --
  Proceeds from convertible subordinated debentures........       500,000       3,000,000              --
  Issuance of common stock.................................    10,132,942              --              --
  Proceeds from exercise of stock options and warrants.....       429,100      20,038,000       6,490,000
  Exercise of stock options for professional services......            --              --              --
  Repurchase of treasury stock.............................      (255,534)     (1,500,000)             --
  Net proceeds from preferred stock issue..................            --              --       9,604,000
  Issuance costs paid......................................            --        (159,000)       (348,000)
                                                             ------------    ------------    ------------
         Net cash provided by financing activities.........     9,937,650      21,418,000      18,241,000
                                                             ------------    ------------    ------------
Effect of exchange rate changes on cash....................       114,258        (116,000)        226,000
                                                             ------------    ------------    ------------
         Net increase (decrease) in cash...................    (1,227,975)        308,000      (2,194,000)
Cash at beginning of year..................................     1,257,000         949,000       3,143,000
                                                             ------------    ------------    ------------
Cash at end of year........................................  $     29,025    $  1,257,000    $    949,000
                                                             ============    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...............................................  $  1,136,433    $    988,000    $    882,000
    Income taxes...........................................         4,000              --         120,000
Supplemental disclosure of noncash investing and financing
  activities:
    Issuance of notes for financing of capital leases......  $    644,943    $  2,651,000    $  1,947,000
    Preferred stock dividends paid.........................            --         356,000              --
    Preferred stock dividends declared.....................            --         163,000         200,000
    Settlement of claim through sale of patents (Note
      14)..................................................  $  6,650,000              --              --

   The accompanying notes are an integral part of these financial statements.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. NATURE OF BUSINESS

     Turbodyne Technologies Inc. and subsidiaries (the Company), a Delaware corporation, engineers, develops, manufactures and markets products designed to enhance performance and reduce emissions of internal combustion engines. The Company has developed a patented technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated this technology into two primary products: the Turbopac and the Dynacharger, collectively called the Turbodyne Products.

     Through a wholly owned subsidiary, the Company manufactured aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels. This subsidiary also manufactured all of the engineered aluminum components for the Turbodyne Products.

     This wholly owned subsidiary was sold by order of the Bankruptcy Court on December 23, 1999 (Note 15) . The Company has not generated significant revenues from its operations that develop engine enhancement products. See Note 12 regarding operating segments.

     During 1999, the Company was delisted from NASDAQ. The Company is currently in the process of making changes suggested by NASDAQ, and intends to reapply for listing on the NASDAQ exchange once all of the suggested changes are in place.

B. PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Turbodyne Technologies Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne U.K. Ltd. (which was liquidated during 1999), Turbodyne Germany Ltd. and Pacific Baja Light Metals Corp. (Pacific Baja) (Note 15). All material intercompany accounts and transactions have been eliminated in consolidation.

C. INVENTORIES

     Inventories are valued at the lower of cost or market. For the materials portion of Pacific Baja's inventories, the cost was determined using the last-in, first-out (LIFO) method. For all other materials and other components of inventories (labor and overhead), the cost is determined using the first-in, first-out (FIFO) method.

D. DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

Buildings...........................  30 years
Machinery and equipment.............  7 to 15 years
Furniture and fixtures..............  5 to 10 years
Transportation equipment............  5 years
Leasehold improvements..............  Length of lease, not to exceed economic life

E. LONG-LIVED ASSETS

     It is the Company's policy to report long-lived assets at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. The Company annually assesses the recoverability

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 1999 and 1998.

F. GOODWILL

     Goodwill was associated with the purchase of Pacific Baja on July 2, 1996 by the Company and was being amortized on a straight-line basis over 20 years. On December 23, 1999 the assets of Pacific Baja were sold through bankruptcy (Note 15), and the net book value of the goodwill of $12,242,000 was charged to loss on disposal of assets. Accumulated amortization was $1,930,000 at December 31, 1999.

G. RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

     The Company recognizes revenue upon shipment of product. The Company had sales to two significant customers constituting approximately 39% and 27%, respectively, of net sales in 1999; however these customers relate to Pacific Baja, which was disposed through bankruptcy on December 23, 1999. Of the remaining operations, the Company has two customers, that represent essentially all sales. Additionally, these two customers represent essentially all of accounts receivable at December 31, 1999. The loss of either one of these customers could have a material adverse effect on the Company.

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

H. INCOME TAXES

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

I. EARNINGS (LOSS) PER SHARE

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     For the years ended December 31, 1999, 1998 and 1997, options and warrants to purchase 7,182,174, 6,836,642 and 5,103,500 common stock, respectively, at prices ranging from $.37 to $6.50 were outstanding during the years but were not included in the computation of diluted EPS because the options would have an antidilutive effect on net loss per share. Other than deducting preferred stock dividends of $163,000 and $200,000 in 1998 and 1997, respectively, to arrive at loss attributable to common stockholders, no other adjustments were made for purposes of per share calculations.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

J. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Company's cash, trade accounts receivable, employee advances receivable, accounts payable and accrued expenses approximate the carrying values because of the short maturities of these instruments.

     The fair values of the Company's capital lease obligations and long-term debt approximate their carrying values as each instrument bears interest at market rates.

K. STOCK-BASED COMPENSATION

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

L. RESEARCH AND DEVELOPMENT

     Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $7,585,327, $7,915,000 and $6,609,000 for the years ended 1999, 1998 and 1997 respectively.

M. USE OF ESTIMATES

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

N. RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation.

O. COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings
(loss) and all other nonowner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
(loss) approximated comprehensive income for each of the years in the three-year period ended December 31, 1999.

P. BUSINESS SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Significant reportable business segments of the Company are aftermarket automotive wheels,

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

automotive engine components and Turbodyne products. Information related to these segments is summarized in Note 12.

Q. CASH AND EQUIVALENTS

     The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

NOTE 2 -- INVENTORIES

     Inventories are comprised of the following at December 31, 1999 and 1998:

                                                         1999          1998
                                                      ----------    ----------
Raw materials subject to LIFO.......................  $       --    $1,677,000
Raw materials subject to FIFO.......................   1,116,449     1,543,000
Work in process.....................................     154,601     1,158,000
Finished goods......................................     253,211     2,129,000
                                                      ----------    ----------
                                                      $1,524,261    $6,507,000
                                                      ==========    ==========

     The use of the LIFO method in determining the cost of the materials portion of inventories had the effect of decreasing reported inventories at December 31, 1999 and 1998 by $0 and $165,000, respectively.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property, plant and equipment, at cost, is summarized as follows:

                                                                1999          1998
                                                             ----------    -----------
Construction in progress...................................  $       --    $ 1,365,000
Land and buildings.........................................          --      3,545,000
Machinery and equipment....................................   2,312,053     13,429,000
Transportation equipment...................................     180,228        622,000
Furniture and fixtures.....................................     161,155        649,000
Leasehold improvements.....................................     112,199      5,199,000
Equipment under capital leases.............................     183,792      5,423,000
                                                             ----------    -----------
                                                              2,949,427     30,232,000
Less: Accumulated depreciation and amortization............   1,184,320      9,616,000
                                                             ----------    -----------
Net property, plant and equipment..........................  $1,765,107    $20,616,000
                                                             ==========    ===========

     Accumulated depreciation on assets under capital leases amounted to $1,345,905 and $1,029,000 at December 31, 1999 and 1998, respectively.

NOTE 4 -- NOTES PAYABLE

     In February, 1999, the Company signed three promissory notes totalling $1,300,000 with a relative of a Director. This loan has been personally guaranteed by the Director. All notes bear interest at 12% per annum, compounded monthly. Only $1,250,000 of the $1,300,000 notes were drawn down in 1999. The notes have maturity dates occurring in 1999 and therefore the notes are considered due on demand. No interest has been paid on these loans in 1999.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

     Under a loan agreement covering the three promissory notes, a signing bonus of 75,000 shares of common stock has been offered for each and every million dollars funding advanced. In order to pay back this loan, the Company has offered 1.3 million in common shares to the lender. In addition, 1.3 million in common stock warrants at a exercise price of $1.25 with a maturity date of five years has been offered to the lender. As of December 31, 1999, no stock warrant agreements have been signed.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                1999          1998
                                                             ----------    -----------
Revolving bank line of credit(A)...........................  $       --    $ 9,703,000
Revolving bank line of credit(B)...........................          --        320,000
Notes payable (Note 4).....................................   1,250,000             --
Notes payable to bank, with monthly installments of $12,534
  plus interest payable monthly at prime plus .25%,
  maturing at
  June 2001................................................          --        389,000
Other......................................................          --         26,000
                                                             ----------    -----------
          Total long-term debt.............................   1,250,000     10,438,000
          Less: Current maturities.........................   1,250,000        497,000
                                                             ----------    -----------
          Long-term debt, excluding current maturities.....  $       --    $ 9,941,000
                                                             ==========    ===========

---------------
(A) The Company's wholly owned subsidiary, Pacific Baja, had a revolving line of credit with a bank permitting borrowings up to $10 million, secured by all receivables and inventory of which $9,703,000 was outstanding as of December 31, 1998. The borrowings bear interest at the Company's option at LIBOR (5.10% at December 31, 1998) plus 2% or at prime (7.75% at December 31,
    1998). The line of credit expires June 1, 2000. The line of credit agreement was amended on January 19, 1999 whereby the revolving line of credit was increased to $11,500,000. The outstanding balance at December 23, 1999 of approximately $8.5 million was settled through bankruptcy at a $900,000 discount. (See Note 15).

(B) The Company also entered into an additional line of credit agreement for $350,000 of which $320,000 was outstanding at December 31, 1998, with interest at prime plus 2%, and expired June 30, 1999.

     The Company was not in compliance with certain of its covenants related to its debt facilities at December 31, 1998, and had received waivers through the first quarter ended March 31, 1999. (See Note 15)

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

NOTE 6 -- INCOME TAXES

     Income tax expense (benefit) is comprised of the following for the years ended December 31, 1999, 1998 and 1997:

                                                      1999         1998        1997
                                                    ---------    --------    --------
Current:
  Federal.........................................  $(612,500)   $612,500    $160,000
  State...........................................    (89,900)     87,500      46,000
                                                    ---------    --------    --------
                                                     (702,400)    700,000     206,000
                                                    ---------    --------    --------
Deferred:
  Federal.........................................         --          --          --
  State...........................................         --          --          --
                                                    ---------    --------    --------
                                                           --          --
                                                    ---------    --------    --------
                                                    $(702,400)   $700,000    $206,000
                                                    =========    ========    ========

     Total income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differed from the amounts computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                1999            1998           1997
                                            ------------    ------------    -----------
Computed "expected" income tax
  benefit...............................    $(14,664,036)   $(10,778,354)   $(4,628,000)
State income taxes, net of Federal......              --              --         30,000
benefit Losses with no U.S. tax
  benefit...............................              --              --      1,473,000
Nondeductible expenses..................          22,605          54,462        321,000
Change in valuation allowance...........      13,939,031      11,472,873      2,419,000
Other...................................              --         (50,981)       591,000
                                            ------------    ------------    -----------
          Total income tax expense
            (benefit)...................    $   (702,400)   $    700,000    $   206,000
                                            ============    ============    ===========

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                              1999            1998
                                                          ------------    ------------
Deferred tax assets:
  Accrued liabilities.................................    $    741,967    $  2,854,042
  Inventory -- related items..........................         122,238         296,802
  Alternative minimum tax credit......................          55,000          55,230
  Net operating loss carryover -- state...............       1,972,947         992,896
  Net operating loss carryover -- Federal.............      24,537,575      12,598,213
                                                          ------------    ------------
          Gross deferred tax assets...................      27,429,727      16,797,183
  Less valuation allowance............................     (26,829,727)    (16,204,873)
                                                          ------------    ------------
          Deferred tax assets, net of valuation
            allowance.................................         600,000         592,310
  Deferred tax liabilities -- basis of fixed assets...        (600,000)       (592,310)
                                                          ------------    ------------
          Net deferred tax assets.....................    $         --    $         --
                                                          ============    ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 1999. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

A. LEASES

     The Company leases certain factory and office premises in California under noncancelable operating leases expiring between August, 2002 and May, 2009. Rental expense for 1999, 1998 and 1997 was approximately $908,000, $1,061,000 and $1,050,000, respectively.

     The Company subleases its Carpinteria facility from American Appliance, Inc., a private company controlled by a Director of the Company. Rental expense for this facility in 1999, 1998, and 1997 was approximately $310,000, $336,000 and $252,000, respectively. The Company leased the Pacific Baja facility in Mexico from certain stockholders of the Company. Rental expense for this facility in 1999, 1998, and 1997 was approximately $167,000, $192,000 and $180,000, respectively. See Note 15 regarding sale of Pacific Baja assets.

     The Company has leased office facilities in Woodland Hills at approximately $11,000 per month, expiring August, 2002. The Company relocated it's corporate office from Woodland Hills to Carpinteria in November, 1999. Additionally, the Company has guaranteed a lease for the former Pacific Baja facility, at approximately $19,500 per month, expiring May, 2009. The Company is actively pursuing either a buyout or a sublease agreement for these leases.

     The Company is obligated under capital lease agreements for certain equipment and vehicles. The leases are due in monthly installments at various dates through September, 2003.

     Minimum future rental commitments under the operating leases and future minimum capital lease payments as of December 31, 1999 are:

                                                       CAPITAL     OPERATING
                                                        LEASES       LEASES
                                                       --------    ----------
Year ending December 31:
  2000...............................................  $ 47,480    $  704,688
  2001...............................................    26,918       704,688
  2002...............................................    15,131       660,688
  2003...............................................    10,637       572,688
  2004...............................................        --       572,688
  Thereafter.........................................        --     1,033,500
                                                       --------    ----------
          Total future minimum lease payments........   100,166    $4,248,940
                                                                   ==========
Less amounts representing interest (at rates ranging
  from 7.90% to 11.00%)..............................    12,531
                                                       --------
Present value of net minimum capital lease
  payments...........................................    87,635
Less current maturities of obligations under capital
  leases.............................................    39,764
                                                       --------
Obligations under capital leases, excluding current
  maturities.........................................  $ 47,871
                                                       ========

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

B. CONSULTING AGREEMENTS

     The Company has entered into consulting commitments for assistance in management development, international marketing, licensing and financing, technical and educational services with a former officer and former director. Future commitments under these contracts as of December 31, 1999 are:

Year ending December 31:
  2000......................................................  $  342,500
  2001......................................................     342,500
  2002......................................................     342,500
  2003......................................................     342,500
  2004......................................................     342,500
  Thereafter................................................   1,027,500
                                                              ----------
          Total.............................................  $2,740,000
                                                              ==========

     In addition to the above, the Company has other consulting agreements with an officer which are payable on a month-to-month basis for a total of $15,000 per month and continue indefinitely until either party terminates the agreement in writing with advance notice ranging from one to three months.

C. LITIGATION

     During 1999 the Company was a party to various lawsuits stemming from a building lease related to the Company's operations in Carpinteria, California, and was subject to an adverse award of over $400,000. In late 1999, the Company entered into a mediation in order to reach a universal settlement to these various lawsuits. In February, 2000 the Company finalized a settlement agreement requiring the Turbodyne parties to pay $200,000 to the opposing parties in full settlement of the various lawsuits, which had been accrued previously.

     The Company is currently involved in various collection claims and legal actions, including shareholder claims arising in the ordinary course of business. It is not possible at this time to predict the outcome of the legal actions; however, Company management does not believe that disposition of these matters will have a material effect on the Company's financial position or results of operations. See Note 14 for additional legal matters.

NOTE 8 -- RELOCATION COSTS

     During 1998, the Company commenced a relocation of certain of its operations and incurred expenses aggregating $2,323,000 for the year ended December 31, 1998. The effect of these unusual expenses was $0.07 per common share. All such costs have been expensed as incurred and are included in the $2,323,000 described above.

NOTE 9  -- STOCK OPTIONS

     On March 3, 1997, the Company established an incentive stock option plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to its directors, officers and employees for up to 2,840,000 shares of common stock. The exercise price of each option shall be determined by the Stock Option Committee but shall in no instance be less than the fair market value of the shares of the Company, determined as the average closing price of the common shares of the Company for the ten days trading preceding the date of grant. The option's maximum term is ten years. The Stock Option Committee shall determine the grant date of any option. As of December 31, 1999, the options to purchase the maximum number of shares of common stock allowable under the 1997 Plan had been granted.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

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

     On September 4, 1998, the Board of Directors approved an incentive stock option plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee will determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of shares of common stock under the 1998 Plan to any participant is 200,000 per participant per year. As of December 31, 1999 and 1998, 74,500 and 544,300, respectively, represent the number of unoptioned shares available for the granting of options under the 1998 Plan.

     The following summarizes information relating to stock options during 1999, 1998 and 1997:

                                             NONEMPLOYEES                     EMPLOYEES                          ALL
                                      ---------------------------   -----------------------------   -----------------------------
                                                 WEIGHTED AVERAGE                WEIGHTED AVERAGE                WEIGHTED AVERAGE
           FIXED OPTIONS               SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
           -------------              --------   ----------------   ----------   ----------------   ----------   ----------------
1999
Outstanding at beginning of year....   430,000        $6.01          5,880,141        $4.48          6,310,141        $4.58
Granted.............................   380,000         2.13            755,900         1.83          1,135,900         1.93
Exercised...........................        --           --           (260,000)        5.01           (260,000)        5.59
Forfeited...........................  (105,000)        8.37         (1,059,743)        3.92         (1,164,743)        3.87
                                      --------                      ----------                      ----------
Outstanding at end of year..........   705,000         3.58          5,316,298         4.25          6,021,298         4.17
Options exercisable at end of
  year..............................   672,000         3.48          4,745,525         4.30          5,417,525         4.20
Weighted average fair value of
  options granted during the year...        --         1.64                 --         1.58                 --         1.60
                                      ========        =====         ==========        =====         ==========        =====
1998
Outstanding at beginning of year....   510,000        $4.73          3,621,500        $4.78          4,131,500        $4.77
Granted.............................   760,000         5.88         10,496,700         4.40         11,256,700         4.50
Exercised...........................  (230,000)        3.62         (4,899,892)        4.26         (5,129,892)        4.23
Forfeited...........................  (610,000)        5.66         (3,338,167)        4.77         (3,948,167)        4.91
                                      --------                      ----------                      ----------
Outstanding at end of year..........   430,000         6.01          5,880,141         4.48          6,310,141         4.58
Options exercisable at end of
  year..............................   363,333         6.15          4,619,124         4.37          4,282,457         4.50
Weighted average fair value of
  options granted during the year...        --         4.48                 --         2.94                 --         3.04
                                      ========        =====         ==========        =====         ==========        =====
1997
Outstanding at beginning of year....    25,000        $5.25          2,275,500        $4.55          2,300,500        $4.56
Granted.............................   485,000         4.70          2,594,000         4.67          3,079,000         4.68
Exercised...........................        --           --           (754,500)        2.06           (754,500)        2.06
Forfeited...........................        --           --           (493,500)        5.75           (493,500)        5.75
                                      --------                      ----------                      ----------
Outstanding at end of year..........   510,000         4.73          3,621,500         4.78          4,131,500         4.77
Options exercisable at end of
  year..............................   231,950         4.75          2,984,655         4.78          3,216,615         4.78
Weighted average fair value of
  options granted during the year...        --         3.50                 --         3.45                 --         3.48
                                      ========        =====         ==========        =====         ==========        =====

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

                              OUTSTANDING STOCK OPTIONS                 EXERCISABLE STOCK OPTIONS
                  -------------------------------------------------   ------------------------------
                   NUMBER OF                                           NUMBER OF
   RANGE OF       OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED AVERAGE     SHARES      WEIGHTED AVERAGE
EXERCISE PRICES     SHARES       EXERCISE PRICE     REMAINING TERM    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$1.00 to $2.35     1,485,800         $2.10              $3.93          1,264,365         $2.14
$2.36 to $3.50     1,643,798          3.50               2.75          1,643,798          3.50
 $3.51 and up      2,891,700          5.63               3.65          2,509,362          5.69
                   ---------                                           ---------
    Total          6,021,298          4.18               3.47          5,417,525          4.20
                   =========         =====              =====          =========         =====

     The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $1.60, $4.32 and $3.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1999, 1998 and 1997 expected dividend yield 0%; expected volatility of between 148% and 106%; risk-free interest rate of between 5.00% and 7.20%; and expected life equal to 80% of the full term of 2 to 5 years.

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

                                               1999            1998            1997
                                           ------------    ------------    ------------
Net loss:
  As reported............................  $(35,988,896)   $(33,033,000)   $(13,185,000)
  Pro forma..............................   (39,563,301)    (61,527,000)    (20,687,000)
                                           ============    ============    ============
Basic and diluted loss per share:
  As reported............................  $      (0.88)   $      (0.88)   $      (0.58)
  Pro forma..............................         (0.97)          (1.80)          (0.91)
                                           ============    ============    ============

NOTE 10 -- SHAREHOLDERS' EQUITY

A. SPECIAL WARRANTS

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

     On December 6, 1996, the Company completed a brokered private placement of 500,000 Series "C" Special Warrants at a price of $9.00 (Cdn$) per special warrant. Each Series "C" Special Warrant can be

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

exercised into one unit of the Company for no additional consideration. Each unit consists of one common stock and one stock purchase warrant. Each Series "C" stock purchase warrant will entitle the holder to purchase one common stock at $9.50 (Cdn$) per share for a period of one year. During 1997, a warrant amendment was signed to change the exercise price of the Series "C" stock purchase warrant from $9.50 (Cdn$) to $4.50 (U.S.$) and extend the exercise date of the Series "C" Special Warrants and Series "C" stock purchase warrant. As of December 31, 1999 and 1998, 74,500 and 544,300, respectively, represent the number or unoptioned shares available for the granting of options under the 1998 Plan.

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

B. STOCK PURCHASE WARRANTS

     At December 31, 1999, 1998 and 1997, the Company had 1,160,876, 526,501 and
972,000 of stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $1.739 to $5.00 and expiration dates between September 2000 and July 2004.

C. PREFERRED STOCK

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

D. SHARES IN ESCROW

     Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company.

E. SHARE BUY-BACK PLAN

     On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to $3,500,000 of its shares of common stock. The actual number of shares repurchased, and the

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at December 31, 1999.

F. ISSUANCE OF STOCK OPTIONS TO NONEMPLOYEES FOR SERVICES

     The Company has recorded $1,043,310, $3,308,000 and $542,000 of compensation expense in 1999, 1998 and 1997 respectively, relating to stock options issued to nonemployees for services rendered during those years.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     The Company made payments to related parties as follows:

                                                      1999        1998         1997
                                                    --------    --------    ----------
Project management fees...........................  $180,000    $180,000    $  324,000
Consulting fees...................................   131,539     202,000       470,000
Rent and administrative services..................   284,529     192,000       360,000
                                                    --------    --------    ----------
                                                    $596,068    $574,000    $1,154,000
                                                    ========    ========    ==========

     The following amounts are due from related parties and are included in employee advances receivable and other assets:

                                                                1999         1998
                                                              --------    ----------
Advances receivable from directors interest free and payable
  on demand.................................................  $256,020    $  403,000
Housing loan receivable from directors......................   462,500       656,000
                                                              --------    ----------
                                                              $718,520    $1,059,000
                                                              ========    ==========

     The Company expended funds aggregating $7,750 and $1,464,000 in 1999 and 1998, respectively, to a Company controlled by one of its officers for research and development activities related to the Company's product development which is included in research and development costs at December 31, 1999 and 1998.

     The Company leased the Carpinteria facility and the Pacific Baja facility from related parties (see Note 7A).

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

NOTE 12 -- SEGMENT REPORTING

     The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate income taxes to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The business segments are summarized as follows:

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Sales from external customers:
  Aftermarket wheels*............................  $ 13,750,000    $ 13,848,000    $ 20,691,000
  Automotive engine components*..................    34,753,000      26,287,000      18,474,000
  Turbodyne products.............................     1,715,161         723,000              --
                                                   ------------    ------------    ------------
                                                   $ 50,218,161    $ 40,858,000    $ 39,165,000
                                                   ============    ============    ============
Gross Profit (Loss):
  Aftermarket wheels*............................  $  1,079,000    $  2,974,000    $  3,990,000
  Automotive engine components*..................     2,430,000       1,938,000       3,400,000
  Turbodyne products.............................       278,963         121,000        (551,000)
                                                   ------------    ------------    ------------
                                                   $  3,787,963    $  5,033,000    $  6,839,000
                                                   ============    ============    ============
Loss from operations:
  Aftermarket wheels*............................  $ (3,216,000)   $   (341,000)   $    570,000
  Automotive engine components*..................    (3,378,000)     (2,867,000)        752,000
  Turbodyne products.............................   (14,205,630)    (23,962,000)    (13,465,000)
                                                   ------------    ------------    ------------
                                                   $(20,799,630)   $(27,170,000)   $(12,143,000)
                                                   ============    ============    ============
Depreciation and amortization:
  Aftermarket wheels*............................  $  1,207,000    $  1,081,000    $    806,000
  Automotive engine components*..................     1,323,000       1,349,000         844,000
  Turbodyne products.............................       412,104       1,201,000       1,045,000
                                                   ------------    ------------    ------------
                                                   $  2,942,104    $  3,631,000    $  2,695,000
                                                   ============    ============    ============
Net interest expense (income):
  Aftermarket wheels*............................  $    912,000    $    703,000    $    402,000
  Automotive engine components*..................       950,000         722,000         484,000
  Turbodyne products.............................      (323,471)       (625,000)       (116,000)
                                                   ------------    ------------    ------------
                                                   $  1,538,529    $    800,000    $    770,000
                                                   ============    ============    ============
Capital expenditures:
  Aftermarket wheels*............................  $    332,000    $    559,000    $    927,000
  Automotive engine components*..................     2,126,000       1,547,000       5,441,000
  Turbodyne products.............................       134,268         627,000         542,000
                                                   ------------    ------------    ------------
                                                   $  2,592,268    $  2,733,000    $  6,910,000
                                                   ============    ============    ============
Total assets:
  Aftermarket wheels*............................  $         --    $ 12,237,000    $ 13,017,000
  Automotive engine components*..................            --      22,194,000      17,633,000
  Turbodyne products.............................     6,763,759      20,615,000      19,076,000
                                                   ------------    ------------    ------------
                                                   $  6,763,759    $ 55,046,000    $ 49,726,000
                                                   ============    ============    ============

---------------
* This segment represents Pacific Baja. See Note 15

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

NOTE 13 -- LIQUIDITY AND CAPITAL RESOURCES

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in each of the last four years resulting in an accumulated deficit of $90,257,896 at December 31, 1999, has used cash in its operating activities in each of the last four years, has disposed of its most significant subsidiary through bankruptcy, is subject to a lawsuit brought against it by shareholders, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. Although the Company continues to raise operating funds with a combination of debt and equity instruments there is no guarantee that the company will be able to continue to finance operations by this method The Company is also limited in raising funds through the sale of equity because of the remaining authorized shares available for sale.

     The Company continues to examine it's operation and processes for further methods of cutting cost and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount.

NOTE 14 -- SETTLEMENT OF CLAIM -- SALE OF PATENTS

     In July 1998, a claim was filed against the Company alleging, among other things, breach of contract, breach of purchase order, negligent misrepresentation and fraud. On March 3, 1999 an arbitration award was issued against the Company for a total of $6.65 million including a lien on all assets, plus recovery of plaintiff's attorney's fees and other costs. The Company settled the claim on December 20, 1999 by assignment of intellectual property rights and rights to manufacture, market and sell products to a customer under a new joint venture with Honeywell Turbocharging Systems (Note 16), who in turn paid the outstanding claim. The award of $6.65 million is included in litigation expense, offset with $1.5 million awarded from an insurance carrier, and the gain on assignment of the patents, net of book value of patents of $809,486, is included in gain on sale of patents.

NOTE 15 -- PACIFIC BAJA BANKRUPTCY

     In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced chapter 11 bankruptcy proceedings on September 30, 1999.

     Pursuant to the Bankruptcy court order, the assets were sold to the highest bidder at an auction on December 23, 1999, for approximately $14.4 million. There are no proceeds available for distribution to unsecured creditor, after the payment of Pacific Baja's secured debt. The Company was owed approximately $6 million.

     There were no remaining assets and liabilities of Pacific Baja as of December 31, 1999, however several of the capital leases of the subsidiary totalling approximately $4 million were guaranteed by Turbodyne Technologies Inc., which were substantially assumed by the buyer after December 31, 1999. Additionally there were approximately $1.8 million in Pacific Baja's purchases commitments of raw material from a supplier guaranteed by Turbodyne Technologies Inc., however the supplier now has a new purchase agreement with the new buyer.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

     The Company recorded a loss on disposal of the Pacific Baja assets of $14,298,395. Additionally it recorded $237,720 of cumulative translation adjustments included in selling, general and administrative expenses as a result of a complete liquidation of all of the investment in the Mexican foreign subsidiary.

NOTE 16 -- JOINT AGREEMENT

     In 1999, the Company entered into joint development and licensing agreements with Honeywell Turbocharging Systems (Honeywell), a division of AlliedSignal Inc. Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger(TM) and the Turbopac(TM)) for $6.8 million. Of the $6.8 million, $6.65 million was used in settlement of a judgment (Note 14). In addition, under these agreements, the Company and Honeywell are sharing the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger(TM) and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines. Prototypes of the Dynacharger(TM) have been delivered to two automotive manufacturers in 1999, and three additional automobile manufacturers have signed agreements for the delivery of prototypes in 2000. Mass production for automotive manufacturers of the Dynacharger(TM) and Turbopac(TM) product lines is expected to commence in calendar year 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2000.

                                          TURBODYNE TECHNOLOGIES INC.

                                          /s/       GERHARD E. DELF
                                          --------------------------------------
                                          By:   Gerhard E. Delf
                                          Title: President and Chief Executive
                                                 Officer
                                              (Principal Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerhard E. Delf and Joseph D. Castano, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicates.

                       SIGNATURE                                      TITLE                    DATE
                       ---------                                      -----                    ----

                   /s/ PETER HOFBAUER                         Chairman of the Board       April 12, 2000
--------------------------------------------------------           and Director
                     Peter Hofbauer

                  /s/ GERHARD E. DELF                             President and           April 12, 2000
--------------------------------------------------------     Chief Executive Officer
                    Gerhard E. Delf                       (Principal Executive Officer)

                 /s/ JOSEPH D. CASTANO                       Chief Financial Officer      April 12, 2000
--------------------------------------------------------   (Principal Financial Officer
                   Joseph D. Castano                         and Principal Accounting
                                                              Officer) and Secretary

                /s/ WENDELL R. ANDERSON                              Director             April 12, 2000
--------------------------------------------------------
                  Wendell R. Anderson

                 /s/ SADAYAPPA DURAIRAJ                              Director             April 12, 2000
--------------------------------------------------------
                   Sadayappa Durairaj

                  /s/ DANIEL GERONAZZO                               Director             April 12, 2000
--------------------------------------------------------
                    Daniel Geronazzo

                   /s/ FRIEDRICH GOES                                Director             April 12, 2000
--------------------------------------------------------
                     Friedrich Goes

                  /s/ PETER KITZINSKI                        Vice President Corporate     April 12, 2000
--------------------------------------------------------     Finance Europe, General
                    Peter Kitzinski                        Manager of Turbodyne Europe
                                                                GmbH and Director

                  /s/ ROBERT F. TAYLOR                               Director             April 12, 2000
--------------------------------------------------------
                    Robert F. Taylor

                                                                     Director             April 12, 2000
--------------------------------------------------------
                    Edward M. Halimi