Form 10-Q
period 2000-03-31
TURBODYNE TECHNOLGIES INC
filed 2000-05-15
CIK 1022097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                 6155 Carpinteria Avenue; Carpinteria, CA 93013
               (Address of Principal Executive Offices)(Zip Code)


                                 (805) 684-4551
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[X]  No[ ]

Shares of Common Stock, par value $0.001, outstanding as of May 12, 2000:
51,865,074 shares.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                      PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2000
                      and December 31, 1999                                            3

               Condensed Consolidated Statements of Operations - Three
                      months ended March 31, 2000 and 1999                             4

               Condensed Consolidated Statements of Cash Flows -  Three months
                      ended March 31, 2000 and 1999                                    5

               Notes to Condensed Consolidated Financial Statements                    6-8

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        9-17

Item 3.        Quantitative and Qualitative Disclosures about Market Risks             17


                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings                                                       18-19

Item 2.        Changes in Securities                                                   19

Item 3.        Default Upon Senior Securities                                          19

Item 4.        Submission of Matters to Vote of Security Holders                       19

Item 5.        Other Information                                                       19

Item 6.        Exhibits and Reports on Form 8-K                                        19

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                     ASSETS


                                                                     March 31,          December 31,
                                                                       2000                 1999
                                                                   ------------         ------------
Current Assets:
     Cash                                                          $    301,000         $     29,000
     Trade accounts receivable, net                                   1,095,000            2,678,000
     Employee advances receivable                                       890,000              696,000
     Inventories                                                      1,099,000            1,524,000
     Prepaid expenses and other current assets                           40,000               25,000
                                                                   ------------         ------------

               Total current assets                                   3,425,000            4,952,000

Property, Plant and Equipment, at cost, net                           1,682,000            1,765,000
Other Assets                                                            135,000               47,000
                                                                   ------------         ------------

                                                                   $  5,242,000         $  6,764,000
                                                                   ============         ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31,          December 31,
                                                                       2000                 1999
                                                                   ------------         ------------
Current Liabilities:
     Current maturities of long term debt                          $  1,250,000         $  1,250,000
     Current maturities of obligations under capital leases              51,000               40,000
     Accounts payable                                                 2,287,000            2,455,000
     Accrued liabilities                                                658,000              506,000
     Reserves for lawsuit settlement                                    341,000              350,000
                                                                   ------------         ------------

               Total current liabilities                              4,587,000            4,601,000

Obligations under capital leases, less current maturities                67,000               48,000
                                                                   ------------         ------------

                                                                      4,654,000            4,649,000
                                                                   ------------         ------------
Stockholders' Equity:
     Common stock, $0.001 par value.  Authorized
          60,000,000 shares; issued and outstanding
          51,149,216 shares in 2000 and 51,044,816
         shares in 1999                                                  51,000               51,000
     Treasury stock, at cost, 378,580 shares in 2000 and
         378,580 shares in 1999                                      (1,756,000)          (1,756,000)
     Additional paid in capital                                      94,669,000           94,057,000
     Cumulative other comprehensive income                                    -               21,000
     Accumulated deficit                                            (92,376,000)         (90,258,000)
                                                                   ------------         ------------
               Total stockholders' equity                               588,000            2,115,000
                                                                   ------------         ------------
                                                                   $  5,242,000         $  6,764,000
                                                                   ============         ============

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               2000                1999
                                                          ----------------------------------
Net sales                                                 $    268,000         $ 14,072,000

Cost of goods sold                                             254,000           11,679,000
                                                          ----------------------------------
         Gross profit                                           14,000            2,393,000

Selling, general and administrative expenses                   852,000            4,382,000
Research and development costs                               1,246,000            1,171,000
                                                          ----------------------------------
         Loss from operations                               (2,084,000)          (3,160,000)

Other expense (income):
   Interest expense, net                                        36,000              337,000
                                                                    --              (13,000)
                                                          ----------------------------------
         Loss before income taxes                           (2,118,000)          (3,484,000)

Income tax expense (benefit)                                        --                   --
                                                          ----------------------------------
         Net loss                                         $ (2,118,000)        $ (3,484,000)
                                                          ==================================

Net loss per common share:
   Basic loss per share                                   $      (0.05)        $      (0.09)
   Diluted loss per share                                        (0.05)               (0.09)
                                                          ==================================

Weighted average shares used for basic and diluted          46,947,000           36,960,000
   loss per share
                                                          ==================================

See accompanying notes to consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                          2000               1999
                                                                      -----------         -----------
Cash flows from operating activities:
   Net loss                                                           $(2,118,000)        $(3,484,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization of property and equipment             92,000             887,000
       (Increase) decrease in operating assets:
        Trade accounts receivable                                       1,583,000          (2,780,000)
        Inventories                                                       425,000             (12,000)
        Employee advance receivable                                      (194,000)
        Prepaid expenses and other current assets                         (15,000)           (323,000)
        Other assets                                                      (88,000)             (6,000)
       Increase (decrease) in operating liabilities:
        Trade accounts payable                                           (168,000)          1,905,000
        Accrued expenses                                                  152,000             154,000
        Reserve for Lawsuit Settlement                                     (9,000)                 --
                                                                      -----------         -----------

               Net cash used in operating activities                     (340,000)         (3,659,000)
                                                                      -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                      (9,000)           (624,000)
                                                                      -----------         -----------

               Net cash used in investing activities                       (9,000)           (624,000)
                                                                      -----------         -----------

Cash flows from financing activities:
   Net proceeds from long-term borrowing and capital lease                 30,000           2,517,000
     obligation
   Repurchase of treasury stock                                                --            (259,000)
   Proceeds from exercise of stock options and warrants
                                                                          612,000             946,000
                                                                      -----------         -----------

               Net cash provided by financing activities                  642,000           3,204,000
                                                                      -----------         -----------

Effect of exchange rate changes on cash                                   (21,000)            (85,000)
                                                                      -----------         -----------
               Net increase (decrease) in cash                            272,000          (1,164,000)

Cash at beginning of period                                                29,000           1,257,000
                                                                      -----------         -----------
Cash at end of period                                                 $   301,000         $    93,000
                                                                      ===========         ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                         $     3,000         $   342,000
     Income taxes                                                             800               4,000
                                                                      ===========         ===========

See accompanying notes to consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Turbodyne Technologies Inc., and subsidiaries (the "Company"), a Delaware corporation, engineers, develops, manufactures and markets products designed to enhance performance and reduce emissions of internal combustion engines. The Company has developed a patented technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated this technology into two primary products: the Turbopac and the Dynacharger, collectively called the Turbodyne Products.

Through a wholly owned subsidiary, the Company manufactured aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels. This subsidiary also manufactured all of the engineered aluminum components for the Turbodyne Products.

This wholly owned subsidiary was sold by order of the Bankruptcy Court on December 23, 1999. The Company has not generated significant revenues from its operations that develop engine enhancement products.


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Turbodyne Systems, Inc. and Turbodyne Europe GMBH. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had one significant customer constituting approximately 94% of gross revenue for the three months ended March 31, 2000. The loss of this customer could have a material adverse effect on the Company.

EARNINGS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the three months ended March 31, 2000 and 1999, options and warrants to purchase 7,396,548 and 6,411,642 shares of common stock, respectively, at prices ranging from $1.60 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $ 1,246,000 and $1,171,000 for the three months ended March 31, 2000 and 1999, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management of Turbodyne Technologies Inc. to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2. INVENTORIES

Inventories are comprised of the following at March 31, 2000 and December 31, 1999:

                                       2000              1999
                                   ----------        ----------
            Raw materials          $  921,000        $1,116,000
            Work in process             8,000           155,000
            Finished goods            170,000           253,000
                                   ----------        ----------

                                   $1,099,000        $1,524,000
                                   ==========        ==========


NOTE 3. NOTES PAYABLE

In February, 1999, the Company, as borrower signed three promissory notes totaling $1,300,000 with a relative of a director. This loan has been personally guaranteed by the director. All notes bear interest at 12% per annum, compounded monthly. Only $1,250,000 of the $1,300,000 of notes were drawn down in 1999. The notes have maturity dates occurring in 1999 and therefore the notes are considered due on demand. No interest has been paid on these loans to date.

Under a loan agreement covering the three promissory notes, a signing bonus of 75,000 shares of common stock was issued for each and every million dollars funding advanced. In order to pay back this loan, the Company has offered 1.3 million in common shares to the lender. In addition, 1.3 million in common stock warrants at an exercise price of $1.25 with a maturity date of five years has been offered to the lender. As of March 31, 2000, no stock warrant agreements have been signed.

NOTE 4. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On March 3, 1997, the Company established a stock incentive plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 2,840,000 shares of common stock.

On September 4, 1998, the Board of Directors approved a stock incentive plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock.

On December 17, 1999, the Company approved the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,800,000 shares of common stock.

At March 31, 2000, the Company had options to purchase an aggregate of 5,835,672 shares of common stock outstanding under the 1997 and 1998 Plans and none under the 2000 Plan. Shares remaining available for grant under the 1997 Plan, the 1998 Plan and the 2000 Plan are 62,643, 71,600, and 4,800,000, respectively. The options have exercise prices ranging from $1.60 to $8.50 and expiration dates between April 1998 and August 2004.

STOCK PURCHASE WARRANTS

At March 31, 2000, the Company had 1,560,876 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other financings. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $1.74 to $5.00 and expiration dates between September 2000 and March 2003.

SHARES IN ESCROW

Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company designs, develops and manufactures charging technology for internal combustion engines. In addition, the Company has designed and developed a DC/AC, very high speed, high power electronically commutated electric motor which is the core of the Company's charging technology (the "Turbodyne Technology"). The Company has incorporated the Turbodyne Technology into its two primary product lines, the Turbopac(TM) and the Dynacharger(TM).

        In 1999, the Company shifted its emphasis from aftermarket to automotive original equipment manufacturers (OEM's). As such the Company entered into joint and development and license agreements with Honeywell Turbocharging Systems, a division of Honeywell International, a leading manufacturer of turbochargers, under which the Company and Honeywell will jointly continue the development for mass production of the Turbopac(TM) and the Dynacharger(TM) product line. The Company and Honeywell are sharing the development costs, the Company 40% and Honeywell 60%. Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynachargers(TM) and Turbopacs(TM) and the Company retains the right to be the sole worldwide supplier of all motors, generators, electronic controls and light metal components used in the manufacture of the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines. In 1999, the Company and Honeywell delivered three prototypes to automotive manufacturers. In the first three months of 2000, the Company and Honeywell delivered an additional prototype to an automotive manufacturer. Revenue under this Agreement in 1999 and the first three months of 2000 was minimal.

        The Company undertook low volume production and limited sales of the Turbopac 2500 model in 1999 and the first quarter of 2000 pursuant to its contract with Detroit Diesel Corporation, a major global diesel engine producer. The contract with Detroit Diesel Corporation is the main source of sales of the Turbodyne Products. At March 31, 2000, the Company had expended an aggregate of $29,880,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing and funds generated through Pacific Baja.

        In December 1999, the Company sold substantially all of the assets of its Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. The
Light Metal Division accounted for substantially all of the Company's sales revenue on a consolidated basis for the twelve months ended December 31, 1999. Pacific Baja and the Company, to the extent it was a guarantor, are responsible for all amounts then due under leases other than those which were assumed by the Buyer, except for one. The Company believes that the obligation of Pacific Baja and the Company, as guarantor, will not exceed $40,000 under the equipment lease. In addition, one real estate lease was rejected by the Buyer and retained by Pacific Baja. As a guarantor on this real estate lease the Company is responsible for lease payments of approximately $23,500 per month until May 31, 2009. The Company is attempting to reduce this ongoing lease obligation by seeking a sublease. The Company was also guarantor on a credit facility extended by TST Inc. to a subsidiary of Pacific Baja for the purchase of raw materials. TST filed an action on March 31, 2000 against the Company in San Bernardino Superior Court seeking damages in an amount in excess of $1.5 million. See "Part II Other Information Item 1. Legal Proceedings - TST Inc. v. Turbodyne Technologies."

        The Company has reported net losses in each year since it began operations. The Company does not have substantial cash on hand. If its anticipated financing transactions are not completed timely, the Company's research and product development efforts may be substantially delayed or eliminated and its business and results of operations will be materially adversely affected. In previous years, the Company has relied on the cash flows generated by the Light Metals Division to help support the research and development efforts of the Company.

        The operations of Pacific Baja ceased in December 1999. Results of operations for the first quarter of 1999 for Pacific Baja are no longer reported or discussed in the comparative analysis. Results of operations for the first quarter of 2000 are compared to the first quarter of 1999 for Turbodyne Technologies Inc. (TTI) and Turbodyne Systems, Inc. (TSI). The Company is now largely dependent on its ability to raise funds for its working capital and research and development through financings.

        The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to July 30, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

        The results of operations for the first quarter 1999 reported below are for Turbodyne Technologies Inc. and Turbodyne Technologies Inc. without Pacific Baja. The comparative analysis is performed using the first quarter 1999 results of Turbodyne Technologies Inc. without Pacific Baja.


              SUMMARY OF RESULTS OF OPERATIONS BY BUSINESS SEGMENT

                                                      TURBODYNE
                                TURBODYNE          TECHNOLOGIES, INC.         TURBODYNE
                            TECHNOLOGIES, INC.   (WITHOUT PACIFIC BAJA)   TECHNOLOGIES, INC.
                               03/31/2000              03/31/1999            03/31/1999
                            ------------------   ----------------------   ------------------
Net Sales                     $   268,000            $   103,000             $14,072,000
Cost of Goods Sold                254,000                 82,000              11,679,000
Gross Profit                       14,000                 21,000               2,393,000
Selling, General &
Administrative
Expenses                          852,000              2,718,000               4,382,000
Research &
Development Costs
                                1,246,000              1,171,000               1,171,000
Other Income &
Expenses                           36,000               (107,000)                324,000
Net Loss                      $ 2,118,000            $ 3,761,000             $ 3,484,000



        SALES. Net sales for the three months ended March 31, 2000 increased to $268,000 from $103,000 for the three months ended March 31, 1999, an increase of $165,000 or 160%. This increase is attributed to the substantial increase in sales to Detroit Diesel Corporation.

        COST OF GOODS SOLD. Cost of goods sold consists primarily of material, labor, and applied overhead costs. Cost of goods sold for the three months ended March 31, 2000 increased to $254,000 from $82,000 for the three months ended March 31, 1999, an increase of $172,000, or 210%. Cost of goods sold as a percentage of net sales for the three months ended March 31, 2000 increased to 95% from 80% for the three months ended March 31, 1999. This increase in cost of goods sold as a percentage of net sales is attributable to the allocation of labor and overhead costs to cost of goods sold. Such labor and overhead costs were allocated to selling, general and administrative expenses in 1999.

        GROSS PROFIT. Gross profit for the three months ended March 31, 2000 decreased to $14,000, or 5% of sales from, $21,000 or 20% of sales, for the three months ended March 31, 1999, a decrease of $7,000, or 33%. Gross profit declined to 5% of sales for the three months ended March 31, 2000 from 16% for the full year 1999. This decrease in gross profit is attributed to the change in cost of goods sold.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2000 decreased to $852,000 from $2,718,000 for the three months ended March 31, 1999, a decrease of $1,866,000, or 69%. Selling, general and administrative expenses as a percentage of sales decreased to 318% from 2,639% for the comparable three month period. The decrease in selling, general and administrative expenses as a percent of sales is a result of staff reductions implemented by management, and the substantial increase in sales.

        RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended March 31, 2000 increased to $1,246,000 from $1,171,000 for the three months ended March 31, 1999, an increase of $75,000, or 6%. This increase is primarily a result of an increase in research and development necessary for the joint development Project with Honeywell.

        Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

        OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on equipment finance contracts. The Company's bank line of credit was terminated in December 1999. Interest expense net of interest income for the three months ended March 31, 2000 increased $143,000 or 133% over the comparable period last year. This increase in the net interest income/expense is due to the loss of interest income from Pacific Baja.

        NET LOSS. Net loss for the three months ended March 31, 2000 was $2,118,000 compared to $3,761,000 for the same period in 1999. This improvement is the result of reduced costs of selling, general and administrative expenses as discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities.

        Cash used in operating activities for the three months ended March 31, 2000 and 1999, was $340,000 and $3,659,000, respectively. For the three months ended March 31, 2000, cash used in operating activities decreased $3,319,000 from the prior period.

        Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $9,000 and $624,000, respectively.

        Cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $642,000 and $3,204,000, respectively, resulting primarily from the sale of equity.

YEAR 2000

        The Company's computer based systems have passed all Year 2000 testing and are successfully operating as of March 31, 2000. Certain infrastructure and information systems have been upgraded and meet Year 2000 requirements. The Company has successfully conducted transactions and believes the overall system infrastructure is Year 200 compliant.


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

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

        This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) trends affecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The Company's stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed herein and in other documents filed by the Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to herein and in the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1999, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current reports on Form 8-K filed by the Company.

THE MARKET POTENTIAL AND ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN

        Our future financial performance will largely depend on the acceptance of products incorporating the Turbodyne Technology by OEMs and consumers. There can be no assurance that such acceptance will occur.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

        We have suffered net losses in each of the last four years resulting in an accumulated deficit of $92,377,000 at March 31, 2000, have used cash in our operating activities in each of the last four years, have disposed of our most significant subsidiary through bankruptcy, are subject to various lawsuits and, based on our projected cash flows for the ensuing year, will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

THE COMPANY RECENTLY SOLD PACIFIC BAJA IN A BANKRUPTCY COURT APPROVED
TRANSACTION

        The Company sold substantially all of the assets of Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. Pacific Baja accounted for substantially all of the Company's sales revenue on a consolidated basis for the year ended December 31, 1999. The Company is liable as a guarantor on certain leases assumed or rejected by the buyer. The Company currently is not able to determine the amount of this liability.

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

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES

        To date, we have not been profitable. We reported net losses of $35,988,896, $30,033,000 and $13,185,000 for the fiscal years ended December 31,
1999, 1998 and 1997, respectively. At March 31, 2000, we had an accumulated deficit of $92,377,000. We cannot assure you that we will report net income in any future year or period.

WE HAVE ONLY LIMITED WORKING CAPITAL

        We believe that our current sources of working capital are sufficient to satisfy our anticipated working capital requirements only to July 31, 2000. We intend to seek to raise additional funds through public or private offerings of equity or debt or joint development arrangements. No assurance can be given that additional funds can be raised or, if they can be raised, that the terms on which they can be raised will be satisfactory. Any such financing may involve significant dilution to our current stockholders. Joint development arrangements may require us to relinquish rights to certain of its technologies or products may be substantially delayed or eliminated and our business and results of operations will be materially adversely affected.

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

        We have incurred, and likely will continue to incur, substantial start-up costs associated with the introduction of new products. As a result, we will likely incur operating losses or experience a reduced level of profitability in periods following product introduction. We cannot assure you that any new product will receive market acceptance or that any new product can be sold at a profit. Additionally, both the Dynacharger(TM) and certain of the Turbopac(TM) models have undergone only limited testing. Once commercially introduced, each product could require additional refinement. In the event government standards regarding emissions are increased, we may need to modify product designs and improve the Turbodyne Technology to meet these new standards, which may require significant expenditures and delay production of our products. Any delay in commercial production or additional refinement to these products could result in a material adverse effect on our business, operating results and financial condition.

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

WE WILL LIKELY EXPERIENCE POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONABILITY

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

        We anticipate that our operating results will continue to fluctuate significantly in the future as a result of these and other factors. A substantial portion of our costs and expenses are related to costs of engineering services and other personnel costs, product development, facilities and marketing programs. We cannot adjust the level of spending for these costs and expenses quickly and our level of spending is based, in significant part, on our expectations of future revenues. If revenues are below expectations, our quarterly and annual operating results will be adversely affected, which could have a material adverse effect on our results of operations.

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

        If new techniques are developed and are commercially successful, they may reduce our potential market share or make our products less attractive or obsolete, each of which will adversely affect our business. In addition, a relatively small number of OEM's hold a significant share of the automotive market and the determination of an OEM not to incorporate our products into its product line may force us to expend additional amounts to gain market share or significantly reduce our potential market share.

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

OUR STOCK PRICE IS EXTREMELY VOLATILE

        The price of our Common Stock on the Easdaq Market has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or purchase orders for our products, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance.

EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE STOCK

        As of May 12, 2000, approximately 57,700,746 shares of Common Stock would be outstanding assuming the exercise of all outstanding options and warrants. Although some of these options and warrants are exercisable at prices which may exceed the current prevailing market prices of our Common Stock, their existence could potentially limit the scope of increases in the market value of the Common Stock which might otherwise be realized. The terms on which we may obtain additional financing during the respective terms of these outstanding stock options and warrants may be adversely affected by their existence. The holders of these stock options and warrants may exercise these securities at times when we might be able to obtain additional capital through one or more new offerings of securities or other forms of financing on terms more favorable than those provided by these stock options and warrants.

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET

        Our Common Stock was delisted from The Nasdaq Small Cap Market on April 1, 1999. No assurance can be given that our Common Stock will be listed on any United States securities exchange in the future.

WE MAY BECOME SUBJECT TO RULES RELATING TO LOW-PRICED OR PENNY STOCK

        The Company expects that the Common Stock may be traded in the over-the-counter markets through the "pink sheets" or on the NASD's OTC Bulletin Board, in which event the Common Stock would be covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell our securities to certain persons. These rules may affect the ability of broker-dealers to sell our Common Stock and also may affect the ability of holders of our Common Stock to resell their shares of Common Stock.

WE HAVE NO HISTORY OF PRODUCT SALES

        None of our products has been commercially produced except for the Turbopac(TM) 1500 product and limited commercial production of the Turbopac(TM) 2500 product. The other models of the Turbopac(TM) product and all models of the Dynacharger(TM) product remain in various stages of development. We cannot assure you that the other Turbopac(TM) models or Dynacharger(TM) products will be developed timely or that they will be commercially accepted. The failure of the Turbopac(TM) and Dynacharger(TM) products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        CLASS ACTION LAWSUITS. In January through March of 1999, six purported class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California, as follows:


ABBREVIATED CASE NAME                                     CASE NO.                     DATE FILED
---------------------                                     --------                     ----------
Takeda, et al. v. Turbodyne Technologies, et al.          CV-99-00697-MMM              01/22/99
Zaks, et al. v. Turbodyne Technologies, et al.            CV-99-00743-MMM              01/25/99
Lincscott, et al. v. Turbodyne Technologies, et al        CV-99-00933-MMM              01/28/99
Siebert, et al. v. Turbodyne Technologies, et al.         CV-99-01288-MMM              02/08/99
Gentile, et al. v. Turbodyne Technologies, et al.         CV-99-02194-MMM              03/01/99
Giammarco, et al. v. Turbodyne Technologies, et al.       CV-99-02751-MMM              03/16/99


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

        The Company has tendered these actions to its insurance carriers who have appointed counsel to represent the Company and the other defendants in these actions. The Company has filed a motion to dismiss which was granted by the court without prejudice. On or about May 4, 2000 plaintiffs filed an amended complaint The Company is reviewing the amended complaint to determine whether to file another motion to dismiss the complaint. Since this action is in the very early stages of litigation, the Company is unable to assess the likelihood of an adverse result, and there can be no assurances as to the outcome of the action.

        CW CALCATERRA V. TURBODYNE AND A RELATED SUIT TURBODYNE V. CW CALCATERRA. In February 1997, Mr. Halimi, a director and a former executive of the Company, sublet certain premises with a remaining eighteen-month term and two five-year options. In January 1998, such sublease was assigned to the Company. In 1998, several related actions were filed with regard to such lease in Santa Barbara Superior Court (Case No. SB224666) for unlawful detainer and declaratory relief. The parties, lessor, sublessor and sublessees, reached a tentative settlement agreement at a mediation in September 1999. By December 1999, the settlement agreement was being reduced to writing by the parties' attorneys. The settlement agreement calls for a universal settlement of all disputes between the parties and payment by

Turbodyne of $200,000 to the plaintiffs. As of April 31, 2000 Turbodyne had paid $150,000 of the entire settlement amount to the plaintiffs.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

        On March 3, 2000 Secretary of Energy, Bill Richardson, announced that the United States Department of Energy will be awarding approximately $5 million this fiscal year to seven teams that will develop hybrid propulsion systems and advanced components to reduce fuel consumption and emissions from truck diesel engines. Four teams will develop these advanced fuel and emissions components. They will match Energy Department funding at a one-to-three ratio. The Company, Honeywell and Navistar comprise one of the teams that proposes to develop a "turbo motor generator" aimed at increasing transient torque and acceleration while reducing turbo lag.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TURBODYNE TECHNOLOGIES INC.




Date: May 15, 2000                        By /s/Joseph D. Castano
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer)