Form 10-Q/A
period 2000-03-31
TURBODYNE TECHNOLGIES INC
filed 2000-07-05
CIK 1022097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                  FORM 10-Q/A

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

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had one significant customer constituting approximately 94% of gross revenue for the three months ended March 31, 2000. The loss of this customer would have a material adverse effect on the Company.

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
                                   ==========        ==========


NOTE 3. NOTES PAYABLE

In February 1999, the Company, as borrower, signed three promissory notes totaling $1,300,000 payable to a relative of a director. This loan has been personally guaranteed by the director. All notes bear interest at 12% per annum, compounded monthly. Only $1,250,000 of the $1,300,000 of notes were drawn down in 1999. The notes have maturity dates occurring in 1999 and, therefore, the notes are considered due on demand. No interest has been paid on these loans to date.

Under a loan agreement covering the three promissory notes, a signing bonus of 75,000 shares of common stock was issued for each and every million dollars advanced. In order to pay back this loan, the Company has offered to the lender
1.3 million in common shares and warrants to purchase an additional 1.3 million shares of common stock at an exercise price of $1.25 with a maturity date of five years. As of March 31, 2000, this offer has not been accepted.

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

     The Company undertook low volume production and limited sales of the Turbopac 2500 model in 1999 and the first quarter of 2000 pursuant to its contract with Detroit Diesel Corporation, a major global diesel engine producer. The contract with Detroit Diesel Corporation is the main source of sales of the Turbodyne Products. At March 31, 2000, the Company had expended an aggregate of $29,880,000 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing and funds generated through its light metal division ("Pacific Baja").

     In December 1999, the Company sold substantially all of the assets of Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. Pacific Baja accounted for substantially all of the Company's sales revenue on a consolidated basis for the twelve months ended December 31, 1999. Pacific Baja and the Company, to the extent it was a guarantor, are responsible for all amounts then due under leases other than those which were assumed by the buyer, except for one. The Company believes that the obligation of Pacific Baja and the Company, as guarantor, will not exceed $40,000 under the leases assumed by the buyer. In addition, one real estate lease was rejected by the buyer and retained by Pacific Baja. As a guarantor on this real estate lease, the Company is responsible for lease payments of approximately $23,500 per month until May 31, 2009. The Company is attempting to reduce this ongoing lease obligation by seeking a sublease. The Company was also guarantor on a credit facility extended by TST Inc. to a subsidiary of Pacific Baja for the purchase of raw materials. TST filed an action on March 31, 2000 against the Company in San Bernardino Superior Court seeking damages in an amount in excess of $1.5 million. See "Part II Other Information Item 1. Legal Proceedings - TST Inc. v. Turbodyne Technologies."

        The Company has reported net losses in each year since it began operations. The Company does not have substantial cash on hand. If its anticipated financing transactions are not completed timely, the Company's research and product development efforts may be substantially delayed or eliminated and its business and results of operations will be materially adversely affected. In previous years, the Company has relied on the cash flows generated by Pacific Baja to help support the research and development efforts of the Company.

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

        The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to July 31, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

YEAR 2000

        The Company's computer based systems have passed all Year 2000 testing and are successfully operating as of March 31, 2000. Certain infrastructure and information systems have been upgraded and meet Year 2000 requirements. The Company has successfully conducted transactions and believes the overall system infrastructure is Year 2000 compliant.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 - Press Release: Turbodyne Reports the Sale of its Light Metals Division

Exhibit 99.2  - Press Release: Turbodyne Settles with Lloyds of London

Exhibit 99.3 - Press Release: Turbodyne Completes Concentration of Resources, Retains New Independent Auditor

Exhibit 99.4 - Press Release: Turbodyne Reports Satisfaction of Judgment in Favor of Grand Tech, Inc.

Exhibit 99.5  - Press Release: Turbodyne Announces Annual Shareholder Meeting

Exhibit 99.6 - Press Release: Turbodyne Announces Financial Results Release Schedule for 2000

Exhibit 99.7 - Press Release: Turbodyne Selects Two New Members to the Disclosure Committee, Retains New Corporate and Securities Counsel

Exhibit 99.8 - Press Release: Honeywell Expands Product Line with New Turbopac(TM) Supercharger

Exhibit 99.9  - Press Release: Regulatory Reporting

Exhibit 99.10 - Press Release: Turbodyne Updates on the Sale of its Light Metals Division

Exhibit 99.11 - Press Release: Turbodyne Sets New Date for Annual Shareholder Meeting

Exhibit 99.12 - Press Release: Turbodyne Revises the Financial Results Release Schedule for 2000

Exhibit 99.13 - Press Release: Turbodyne Reports Further on the Sale of its Light Metals Division

Exhibit 99.14 - Press Release: Turbodyne Settles with Asenio & Co., Inc.

Exhibit 99.15 - Press Release: Turbodyne Files Notification of Late Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TURBODYNE TECHNOLOGIES INC.




Date: July 5, 2000                        By /s/Joseph D. Castano
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer)