Form 10-Q
period 2000-06-30
TURBODYNE TECHNOLGIES INC
filed 2000-08-14
CIK 1022097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  Yes[X]  No[ ]

Shares of Common Stock, par value $0.001, outstanding as of August 10, 2000:
54,123,585 shares.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                           PAGE
                                                                           ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999                                        3

          Condensed Consolidated Statements of Operations - Three and
                 Six months ended June 30, 2000 and 1999                      4

          Condensed Consolidated Statements of Cash Flows -  Six months
                 ended June 30, 2000 and 1999                                 5

          Notes to Condensed Consolidated Financial Statements              6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 9-17

Item 3.   Quantitative and Qualitative Disclosures about Market Risks        17

                      PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                               18-19

Item 2.   Changes in Securities                                              19

Item 3.   Default Upon Senior Securities                                     19

Item 4.   Submission of Matters to Vote of Security Holders                  19

Item 5.   Other Information                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS


                                                                     June 30,           December 31,
                                                                       2000                 1999
                                                                   ------------         ------------
Current Assets:
     Cash                                                          $    223,000         $     29,000
     Trade accounts receivable, net                                     570,000            2,678,000
     Employee advances receivable                                       641,000              696,000
     Inventories                                                        992,000            1,524,000
     Prepaid expenses and other current assets                           50,000               25,000
                                                                   ------------         ------------

               Total current assets                                   2,476,000            4,952,000

Property, Plant and Equipment, at cost, net                           1,597,000            1,765,000
Other Assets                                                             62,000               47,000
                                                                   ------------         ------------

                                                                   $  4,135,000         $  6,764,000
                                                                   ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,          December 31,
                                                                       2000                 1999
                                                                   ------------         ------------
Current Liabilities:
     Current maturities of long term debt                          $  1,250,000         $  1,250,000
     Current maturities of obligations under capital leases              51,000               40,000
     Accounts payable                                                 2,084,000            2,455,000
     Accrued liabilities                                                674,000              506,000
     Reserves for lawsuit settlement                                    356,000              350,000
                                                                   ------------         ------------

               Total current liabilities                              4,415,000            4,601,000

Obligations under capital leases, less current maturities                66,000               48,000
                                                                   ------------         ------------

                                                                      4,481,000            4,649,000
                                                                   ------------         ------------
Stockholders' Equity:
     Common stock, $0.001 par value.  Authorized
          99,000,000 shares; issued and outstanding
          52,203,955 shares in 2000 and 52,120,962
         shares in 1999                                                  51,000               51,000
     Treasury stock, at cost, 378,580 shares in 2000 and
         378,580 shares in 1999                                      (1,756,000)          (1,756,000)
     Additional paid in capital                                      96,761,000           94,057,000
     Cumulative other comprehensive income                                    -               21,000
     Accumulated deficit                                            (95,402,000)         (90,258,000)
                                                                   ------------         ------------
               Total stockholders' equity                              (384,000)           2,115,000
                                                                   ------------         ------------
                                                                   $  4,135,000         $  6,764,000
                                                                   ============         ============

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)




                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               JUNE 30,                             JUNE 30,
                                  -------------------------------       -------------------------------
                                      2000               1999               2000               1999
                                  ------------       ------------       ------------       ------------
Net sales                         $    181,000       $ 16,180,000            449,000         30,252,000
Cost of goods sold                     117,000         14,214,000            370,000         25,893,000
                                  ------------       ------------       ------------       ------------
    Gross profit                        64,000          1,966,000             78,000          4,359,000
Selling, general and
  administrative expenses            1,391,000          3,333,000          2,243,000          7,715,000
Research and development
  costs                              1,724,000          1,694,000          2,970,000          2,865,000
                                  ------------       ------------       ------------       ------------
    Loss from operations            (3,051,000)        (3,061,000)        (5,135,000)        (6,221,000)

Other expense (income):
    Interest expense, net               37,000            376,000             78,000            713,000
    Other income                         3,000                                 9,000           (115,000)
                                  ------------       ------------       ------------       ------------
    Loss before income taxes        (3,026,000)        (3,335,000)        (5,144,000)        (6,819,000)

Income tax expense (benefit)                                                      --              4,000
                                  ------------       ------------       ------------       ------------
    Net loss                      $ (3,026,000)      $ (3,339,000)      $ (5,144,000)      $ (6,823,000)
                                  ============       ============       ============       ============
Net loss per common share:
   Basic loss per share           $      (0.06)      $      (0.09)      $      (0.11)      $      (0.18)
   Diluted loss per share                (0.06)             (0.09)             (0.11)             (0.18)
                                  ============       ============       ============       ============
Weighted average shares used
  for basic and diluted loss
  per share                         47,266,000         36,906,000         47,231,000         37,933,000
                                  ============       ============       ============       ============


          See accompanying notes to consolidated financial statements.

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                          2000               1999
                                                                      -----------         -----------

Cash flows from operating activities:
   Net loss                                                           $(5,144,000)        $(6,823,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization of property and equipment            184,000          81,838,000
       (Increase) decrease in operating assets:
        Trade accounts receivable                                       2,108,000          (3,401,000)
        Inventories                                                       532,000             (82,000)
        Employee advance receivable                                        55,000                  --
        Prepaid expenses and other current assets                         (25,000)           (275,000)
        Other assets                                                      (15,000)            (26,000)
       Increase (decrease) in operating liabilities:
        Trade accounts payable                                           (371,000)          3,347,000
        Accrued expenses                                                  193,000             535,000
        Reserve for Lawsuit Settlement                                      6,211                 --
                                                                      -----------         -----------

               Net cash used in operating activities                   (2,477,000)         (5,793,000)
                                                                      -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (16,000)         (1,084,000)
                                                                      -----------         -----------

               Net cash used in investing activities                      (16,000)         (1,084,000)
                                                                      -----------         -----------

Cash flows from financing activities:
   Net proceeds from long-term borrowing and capital lease                  3,000           2,375,000
     obligation
   Repurchase of treasury stock                                                --            (259,000)
   Proceeds from convertible debentures                                        --             500,000
   Issuance of common stock                                                    --                  --
   Proceeds from exercise of stock options and warrants                 2,704,000           3,663,000
   Issuance costs paid                                                         --                  --
                                                                      -----------         -----------

               Net cash provided by financing activities                2,708,000           6,279,000
                                                                      -----------         -----------

Effect of exchange rate changes on cash                                   (21,000)           (134,000)
                                                                      -----------         -----------
               Net increase (decrease) in cash                            194,000            (732,000)

Cash at beginning of period                                                29,000           1,275,000
                                                                      -----------         -----------
Cash at end of period                                                 $   223,000         $   525,000
                                                                      ===========         ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                         $    36,000         $   723,000
     Income taxes                                                             800               4,000
                                                                      ===========         ===========

                           TURBODYNE TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Turbodyne Technologies Inc., and subsidiaries (the "Company" or "Turbodyne"), a Delaware corporation, is a leading engineering company in the design and development of charging technology to enhance the performance of internal combustion engines. The Company's technology is based upon DC/AC, very high-speed, high-powered electronically commutated electric motors. The Company has incorporated this technology (the "Turbodyne Technology") into its two primary products: the Dynacharger(TM) and the Turbopac(TM), collectively called the "Turbodyne Products".

Through a wholly owned subsidiary, the Company manufactured aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels. This subsidiary also manufactured all of the engineered aluminum components for the Turbodyne Products. This wholly owned subsidiary was sold by order of the Bankruptcy Court on December 23, 1999. The Company has not generated significant revenues from its operations that develop charging technology products.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Turbodyne Systems, Inc. and Turbodyne Europe GmbH. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

RECOGNITION OF REVENUE AND SIGNIFICANT CUSTOMERS

The Company recognizes revenue upon shipment of product. The Company had one significant customer constituting approximately 99% of gross revenue for the six months ended June 30, 2000. The loss of this customer could have a material adverse effect on the Company.

EARNINGS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. For the six months ended June 30, 2000 and 1999, options and warrants to purchase 7,730,620 and 4,391,941 shares of common stock, respectively, at prices ranging from $1.60 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $2,970,000 and $2,865,000 for the six months ended June 30, 2000 and 1999, respectively, and $1,724,000 and $1,694,000 for the three months ended June 30, 2000 and 1999 respectively.

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

NOTE 2. INVENTORIES

Inventories are comprised of the following at June 30, 2000 and December 31, 1999:


                                       2000              1999
                                   ----------        ----------
            Raw materials          $  728,000         1,116,449
            Work in process            69,000           154,601
            Finished goods            195,000           253,211
                                   ----------        ----------
                                   $  922,000        $1,524,261
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

Under a loan agreement covering the three promissory notes, a signing bonus of 75,000 shares of common stock was issued for each and every million dollars funding advanced. In order to pay back this loan, the Company offered 1.3 million in common shares to the lender and 1.3 million in common stock warrants at an exercise price of $1.25 with a maturity date of five years. As of July 11, 2000, no stock warrant agreements were signed. On July 11, 2000 the principal note and accrued interest to July 11 was converted to 1,555,478 common shares.

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

At June 30, 2000, the Company had options to purchase an aggregate of 6,628,028 shares of common stock outstanding under the 1997, 1998 and 2000 Plans. Shares remaining available for grant under the 1997, 1998 and 2000 Plans are 17,643, 18,700, and 3,099,834, respectively. The options have exercise prices ranging from $1.60 to $8.50 and expiration dates between April 1998 and June 2005.

During the three months ended June 30, 2000, in an effort to raise capital, the Company repriced options to purchase 566,000 shares of the Company's common stock issued to several consultants to exercise prices ranging from $1.71 to $2.35. All of these options were exercised for gross proceeds to the Company of approximately $1,318,740.

STOCK PURCHASE WARRANTS

At June 30, 2000, the Company had 1,102,592 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other financings. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $1.74 to $5.00 and expiration dates between September 2000 and March 2003.

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

        In 1999, the Company shifted its emphasis from aftermarket to automotive original equipment manufacturers (OEM's). As such the Company entered into joint development and license agreements with Garrett(R) Engine Boosting Systems, (formerly Turbocharging Systems), a division of Honeywell International, a leading manufacturer of turbochargers, under which the Company and Honeywell will jointly continue the development for mass production of the Turbopac(TM) and the Dynacharger(TM) product line. The Company and Honeywell are sharing the development costs, the Company 40% and Honeywell 60%. Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynachargers(TM) and Turbopacs(TM) and the Company retains the right to be the sole worldwide supplier of all motors, generators, electronic controls and light metal components used in the manufacture of the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines. In the first six months of 2000, the Company and Honeywell delivered prototypes to five automotive manufacturers for seven engine families including gasoline and Diesel engines. This number includes Dynacharger(TM) prototypes delivered to two automobile manufacturers for three engine families in 1999. Based on this development the Company continues to develop this product for mass production and continues its overall strategy of becoming a mass production supplier to the automobile industry. The Company has targeted 2003 for the commencement of mass production for automotive manufacturers of the Dynacharger(TM) product line, although no assurances can be given that the Company will be able to achieve this milestone date. See "Risk Factors." Revenue under this Agreement in 1999 and the first six months of 2000 was minimal.

        The Company undertook low volume production and limited sales of the Turbopac 2500 model in 1999 and the first and second quarter of 2000 pursuant to its contract with Detroit Diesel Corporation, a major global diesel engine producer. Until such time as OEM mass production for the Dynacharger begins, the contract with Detroit Diesel Corporation is the main source of sales of the Turbodyne Products. Under the Company's joint development agreement with Honeywell, sales to Detroit Diesel Corporation will be made by Honeywell. In the first six weeks of the quarter ended June 30, 2000 the Company had fulfilled standing orders to Detroit Diesel. The Company has not received any new orders for the Turbopac(TM) 2500 from Honeywell for Detroit Diesel Corporation since that time. At June 30, 2000, the Company had expended an aggregate of $31,604,333 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing.

        In December 1999, the Company sold substantially all of the assets of its subsidiary Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. The Company's Light Metal Division accounted for substantially all of the Company's sales revenue on a consolidated basis for the twelve months ended December 31, 1999. Pacific Baja and the Company, to the extent either was a guarantor, are responsible for all amounts then due under leases other than those which were assumed by the buyer of the asset, except for one. The Company believes that the obligation of Pacific Baja and the Company, as guarantor, will not exceed $40,000 under the equipment lease. In addition, one real estate lease was rejected by the Buyer and retained by Pacific Baja. As a guarantor on this real estate lease the Company is responsible for lease payments of approximately $24,000 triple net per month until May 31, 2009. The Company is attempting to reduce this ongoing lease obligation by seeking a sublease. The Company was also guarantor on a credit facility extended by TST Inc. to a subsidiary of Pacific Baja for the purchase of raw materials. TST filed an action on March 13, 2000 against the Company in San Bernardino Superior Court seeking damages in an amount in excess of $1.5 million. Heartland Financial was retained to find a buyer for Pacific Baja. On May 8, 2000 Heartland filed a demand for arbitration for alleged fees due on the sale of Pacific Baja, in the amount of $465,000.00. See "Part II Other Information Item 1. Legal Proceedings -- TST Inc. v. Turbodyne Technologies, Heartland v. Turbodyne."

        The Company has reported net losses in each year since it began operations. The Company does not have substantial cash on hand. If the Company is unable to obtain new financing, the Company's research and product development efforts may be substantially delayed or eliminated and its business and results of operations will be materially adversely affected. In previous years, the Company had relied on the cash flows generated by its Light Metals Division to help support the research and development efforts of the Company.

        The operations of Pacific Baja ceased in December 1999. Results of operations for the second quarter of 1999 for Pacific Baja are reported and discussed in the comparative analysis. Results of operations for the second quarter of 2000 are compared to the second quarter of 1999 for Turbodyne Technologies Inc. (TTI) with and without Pacific Baja. The Company is now largely dependent on its ability to raise funds for its working capital and research and development through financings.

        The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to September 04, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

        On August 1, 2000 the Company announced that it may incur substantial liabilities as a result of the sale by the Company of its unregistered securities. See Item 5. Other Information -- "Sale of Unregistered Securities".

RESULTS OF OPERATIONS

        The results of operations for the second quarter 1999 reported below are for Turbodyne Technologies Inc. and Turbodyne Technologies Inc. without and with Pacific Baja. The comparative analysis is performed using the second quarter 1999 results of Turbodyne Technologies Inc. without and with Pacific Baja, the operations of which ceased in December 1999. See "Risk Factors".


SUMMARY OF RESULTS OF OPERATIONS BY BUSINESS SEGMENT


                                                 TURBODYNE                  TURBODYNE
                         TURBODYNE            TECHNOLOGIES, INC.         TECHNOLOGIES, INC.
                      TECHNOLOGIES, INC.    (WITHOUT PACIFIC BAJA)      (WITH PACIFIC BAJA)
                  ------------------------  ------------------------  ------------------------
                  Three months  Six months  Three months  Six months  Three months  Six Months
                      ended        ended        ended        ended        ended        ended
                    06/30/2000   6/30/2000   06/30/1999    6/30/1999   06/30/1999    6/30/1999
                  ------------  ----------   ----------  ----------   -----------  ------------
Net Sales          $   181,000  $  449,000  $   325,000  $  428,000  $ 16,180,000  $ 30,252,000
Cost of Goods Sold     117,000     370,000      270,000     352,000    14,214,000    25,893,000
Gross Profit            64,000      78,000       55,000      76,000     1,966,000     4,359,000
Selling, General
Administrative
Expenses             1,164,000   2,016,000      839,000   2,690,000     3,333,000     7,715,000
Research &
Development Costs    1,724,000   2,970,000    1,694,000   2,865,000     1,694,000     2,865,000
Other Income &
Expenses                34,000      70,000     (33,000)   ( 66,000)       376,000       598,000
Net Loss           $ 3,026,000 $ 5,114,000  $ 2,445,000 $ 5,413,000   $ 3,339,000   $ 6,823,000

COMPARATIVE ANALYSIS: Turbodyne Technologies without Pacific Baja

        SALES. Net sales for the six months ended June 30, 2000 increased to $449,000 from $429,000 for the six months ended June 30, 1999, an increase of $20,000 or 4.66% and for the three months ended June 30, 2000 decreased to $181,000 from $325,000 for the three months ended June 30, 1999, a decrease of $144,000 or 44.31%. This decrease is attributed to the transfer of sales and marketing to Honeywell, pursuant to the joint agreements.

        COST OF GOODS SOLD. Cost of goods sold consists primarily of material, labor, and applied overhead costs. Cost of goods sold for the six months ended June 30, 2000 increased to $370,000 from $352,000 for the six months ended June 30, 1999, an increase of $18,000 or 5.11%. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2000 increased to 82.41% from 82.24% for the six months ended June 30, 1999 and for the three months ended June 30, 2000 decreased to 64.64% from 83.08% for the three months ended June 30, 1999. This decrease in cost of goods sold as a percentage of net sales is attributable to the allocation of labor and overhead costs to cost of goods sold. Such labor and overhead costs were allocated to selling, general and administrative expenses in 1999.

        GROSS PROFIT. Gross profit for the six months ended June 30, 2000 increased to $78,000, or 17.37% of sales from, $76,000 or 17.72% of sales, for the six months ended June 30, 1999, an increase of $2,000, or 2.63% and for the three months ended June 30, 2000 increased to $64,000 from $55,000 for the three months ended June 30, 1999, an increase of $9,000 or 16.36%. Gross profit increased to 17.37% of sales for the six months ended June 30, 2000 from 7.54% for the full year 1999. This increase in gross profit is attributed to the change in cost of goods sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 decreased to $2,016,000 from $2,690,000 for the six months ended June 30, 1999, a decrease of $674,000, or 25.06% and for the three months ended June 30, 2000 increased to $1,164,000 from $839,000 for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of sales decreased to 448.99% from 628.05% for the comparable six month periods: June 30, 2000 and June 30, 1999, and for the comparable three month periods increased to 643.09% from 258.15%. The increase in selling, general and administrative expenses as a percentage of sales is a result of lower sales to Detroit Diesel Corporation. The decrease in selling, general and administrative expense is a result of attrition and staff reductions implemented by management.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the six months ended June 30, 2000 increased to $2,970,000 from $2,865,000 for the six months ended June 30, 1999, an increase of $105,000, or 3.67%, and for the three months ended June 30, 2000 increased to $1,724,000 from $1,694,000 for the three months ended June 30, 1999, an increase of $30,000 or 1.78%. This increase is primarily a result of an increase in research and development necessary for the joint development project with Honeywell.

        Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

         OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on equipment finance contracts. The Company's bank line of credit was terminated in December 1999. Interest expense net of interest income for the six months ended June 30, 2000 increased from interest expense of $70,000 to interest income of $66,000, and for the three months ended June 30, 2000 the Company had interest expense of $33,000 as compared to interest income of $41,000 for the three months ended June 30, 1999. This increase in the net interest income/expense is due to the loss of interest income from Pacific Baja.

        NET LOSS. Net loss for the six months ended June 30, 2000 was $5,144,000 compared to $5,413,000 for the same period in 1999, a decrease of $269,000 or 4.97% and for the three months ended June 30, 2000 increased to $3,026,000 from $2,445,000 for the three months ended June 30, 1999, an increase of $581,000 or 23.77%.

COMPARATIVE ANALYSIS: Turbodyne Technologies with Pacific Baja

        SALES. Net sales for the six months ended June 30, 2000 decreased to $449,000 from $30,252,000 for the six months ended June 30, 1999, a decrease of $29,803,000 or 98.52% and for the three months ended June 30, 2000 decreased to $181,000 from $16,180,000 for the three months ended June 30, 1999, a decrease of $15,999,000 or 98.88%. This decrease is attributed to the transfer of sales and marketing to Honeywell, pursuant to the joint agreements and to the loss of revenue from Pacific Baja.

        COST OF GOODS SOLD. Cost of goods sold consists primarily of material, labor, and applied overhead costs. Cost of goods sold for the six months ended June 30, 2000 decreased to $370,000 from $25,523,000 or 98.57%. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2000 decreased to 82.41% from 85.59% for the six months ended June 30, 1999 and for the three months ended June 30, 2000 decreased to 64.64% from 87.85% for the three months ended June 30, 1999. This decrease in cost of goods sold as a percentage of net sales is attributable to the allocation of labor and overhead costs to cost of goods sold. Such labor and overhead costs were allocated to selling, general and administrative expenses in 1999.

        GROSS PROFIT. Gross profit for the six months ended June 30, 2000 decreased to $78,000 or 17.37% of sales from $4,359,000 or 14.41% of sales, for the six months ended June 30, 1999, a decrease of $4,281,000 or 98,21% and for the three months ended June 30, 2000 decreased to $64,000 from $1,966,000 for the three months ended June 30, 1999, a decrease of $1,902,000 or 96.75%. Gross profit increased to 17.37% of sales for the six months ended June 30, 2000 from 7.54% for the full year 1999. This increase in gross profit is attributed to the change in cost of goods sold.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 decreased to $2,016,000 from $7,715,000 for the six months ended June 30, 1999, a decrease of $5,699,000 or 73.87% and for the three months ended June 30, 2000 decreased to $1,164,000 from $3,333,000 for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of sales increased to 448.99% from 25.50% for the comparable periods: June 30, 2000 and June 30, 1999 and for the comparable three month periods increased to 643.09% from 20.60%. The increase in selling, general and administrative expenses as a percent of sales is a result of lower sales to Detroit Diesel Corporation and the loss of revenue from Pacific Baja. The decrease in actual selling, general and administrative expense is a result of attrition and staff reductions implemented by management.

        RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the six months ended June 30, 2000 increased to $2,970,000 from $2,865,000 for the six months ended June 30, 1999, an increase of $105,000 or 3.67% and for the three months ended June 30, 2000 increased to $1,724,000 from $1,694,000 for the three months ended June 30, 1999, an increase of $30,000 or 1.78%. This increase is primarily a result of an increase in research and development necessary for the joint development project with Honeywell.

        Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

        OTHER INCOME AND EXPENSES. Other income and expense consists primarily of interest expense on equipment finance contracts. The Company's bank line of credit was terminated in December 1999. Interest expense net of interest income for the six months ended June 30, 2000 decreased to $70,000 from $598,000 or 88.46% over the comparable period last year, and for the three months ended June 30, 2000 the Company had interest expense net of interest income of $34,000 as compared to interest expense net of interest income of $376,000 for the three months ended June 30, 1999. This decrease in the interest income net of interest expense is due to the loss of interest income from Pacific Baja.

        NET LOSS. Net loss for the six months ended June 30, 2000 was $5,144,000 compared to $6,823,000 for the same period in 1999, a decrease of $1,679,000 or 24.61% and for the three months ended June 30, 2000 decreased to $3,026,000 from $3,339,000 for the three months ended June 30, 1999, a decrease of $313,000 or 9.37%. The decrease in net loss is the result of reduced costs of selling, general and administrative expenses as discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have been financed principally through a combination of private and public sales of equity.

        Cash used in operating activities for the six months ended June 30, 2000 and 1999, was $2,477,000 and $5,793,000, respectively. For the six months ended June 30, 2000, cash used in operating activities decreased $3,316,000 from the prior period.

        Cash used in investing activities for the six months ended June 30, 2000 and 1999 was $16,000 and $1,084,000, respectively.

        Cash provided by financing activities for the six months ended June 30, 2000 and 1999 was $2,708,000 and $6,279,000, respectively, resulting primarily from the sale of equity.

        The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to September 04, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

YEAR 2000

        The Company's computer based systems have passed all Year 2000 testing and are successfully operating as of June 30, 2000. Certain infrastructure and information systems have been upgraded and meet Year 2000 requirements. The Company has successfully conducted transactions and believes the overall system infrastructure is Year 2000 compliant.

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

SPECIAL NOTE REGARDING FORWARD LOOKING INFORMATION

        This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) trends affecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The Company's stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed herein and in other documents filed by then Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to herein and in the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the 1999 fiscal year, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current reports on Form 8-K filed by the Company.

RISK FACTORS

THE MARKET POTENTIAL AND ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN

        Our future financial performance will largely depend on the acceptance of products incorporating the Turbodyne Technology by OEMs and consumers. There can be no assurance that such acceptance will occur.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

        We have suffered net losses in each of the last four years resulting in an accumulated deficit of $95,402,000 at June 30, 2000, have used cash in our operating activities in each of the last four years, have disposed of our most significant subsidiary through bankruptcy, are subject to various lawsuits and, based on our projected cash flows for the ensuing year, will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

THE COMPANY IS UNDER INVESTIGATION BY THE U.S. SECURITIES AND EXCHANGE COMMISSION (THE "SEC")

        The SEC inquiry is ongoing. The SEC has indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor as an adverse reflection on the merits of the Company's securities. The Company has cooperated with the SEC and intends to continue to cooperate with any additional requests from the SEC. Failure to resolve the SEC inquiry satisfactorily could have a material adverse effect on the Company. On August 1, 2000, the Company announced developments concerning its investigation of the unregistered sales of its securities. See "Item 5. Other Information." The Company anticipates that the SEC's ongoing investigation will include these matters, the results of which could also have a material adverse effect on the Company.

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

WE HAVE NO HISTORY OF REVENUES UNDER OUR RECENT AGREEMENTS WITH HONEYWELL

        None of the Turbodyne Products are commercially produced except for limited commercial production of the Turbopac(TM) 2500 product. The Dynacharger(TM) models delivered to date are expected to be developed further jointly with Honeywell for mass production as scheduled. Present development work concentrated on the applications on engines of approximately 2 liters displacement. The Company is entering into feasibility testing for application of the Dynacharger(TM) technology on an engine with larger displacement. We cannot assure you that the Dynacharger(TM) products will be developed timely or that they will be commercially accepted. No assurance can be given that the various possible Turbopac(TM) models will be developed timely or that they will be commercially accepted. The failure of Dynacharger(TM) products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.

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

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES

        To date, we have not been profitable. We reported net losses of $35,989,000, $30,033,000 and $13,185,000 for the fiscal years ended December 31,
1999, 1998 and 1997, respectively. At June 30, 2000, we had an accumulated deficit of $95,402,000. We cannot assure you that we will report net income in any future year or period.

WE HAVE ONLY LIMITED WORKING CAPITAL

        We believe that our current sources of working capital are sufficient to satisfy our anticipated working capital requirements only to September 04, 2000. We intend to seek to raise additional funds through public or private offerings of equity or debt or joint development arrangements. No assurance can be given that additional funds can be raised or, if they can be raised, that the terms on which they can be raised will be satisfactory. Any such financing may involve significant dilution to our current stockholders.

WE HAVE ENCOUNTERED DELAYS AND START-UP COSTS IN DEVELOPING OUR PRODUCTS

        We have commenced only limited commercial production of certain of the Turbopac(TM) models. Historically, we have encountered unexpected delays in development due to undetected design defects or changes to specifications and we may continue to experience such delays. These delays could increase the cost of development of our products and affect the timing of commercial availability. Our revenue in fiscal 2000 will depend to a significant degree on sales of the Turbopac(TM) product through Honeywell. If Honeywell encounters problems in the marketing of the Turbopac(TM) product or any other new products, our business and prospects could be materially and adversely affected. Moreover, commercial production of the Dynacharger(TM) is not expected before 2003.

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

OUR MARKETING EFFORTS INVOLVE LONG TESTING PERIODS

        We have entered into, and expect to continue to enter into, relationships with OEM's in an effort to market our products. These parties typically engage in testing programs concerning our products that last for a period of between three and five years. During this period, we may provide certain products to these parties free of charge or at a reduced rate. In addition, we devote a significant amount of time and attention to pursuing these programs in an effort to obtain purchase orders for the products tested. These parties are under no obligation to purchase our products during these testing periods and, following their evaluations, may determine not to purchase any products from us. Alternatively, these parties may request modifications to existing products in order to satisfy specific regulations imposed in the countries in which they operate. Accordingly, we may expend a significant amount of time and devote substantial resources to these testing programs which may not result in any sales, or if purchase orders are obtained, they may only be obtained several years following the commencement of the initial feasibility testing program.

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

        We anticipate that our operating results will continue to fluctuate significantly in the future as a result of these and other factors. A substantial portion of our costs and expenses are related to costs of engineering services and other personnel costs, product development, manufacturing facilities and tooling. We cannot adjust the level of spending for these costs and expenses quickly and our level of spending is based, in significant part, on our expectations of future revenues. If revenues are below expectations, our quarterly and annual operating results will be adversely affected, which could have a material adverse effect on our results of operations.

INTENSE COMPETITION

        The business environment in which we operate is highly competitive. Potential competitors may have, greater financial, marketing, technological and other resources. We believe that no products technologically similar to the Turbopac(TM) and Dynacharger(TM) products have been sold. However, future competitors may develop related technologies that improve the performance of internal combustion engines or that are not encompassed by our patents. In addition, other companies may be issued patents which may inhibit our ability to develop certain products encompassed by those patents. There also may be improvements to existing technologies.

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

WE DEPEND ON KEY PERSONNEL

        The skills and efforts of our management team and engineering staff, including our Chief Executive Officer, Gerhard Delf, are critical to our success. As we grow, we will continue to hire, appoint or otherwise change senior management and members of the engineering staff. We cannot assure you that executive officers and key personnel will remain with us or that we will attract additional qualified members to management in the future. The loss of services of Mr. Delf or any key employee could have a material adverse effect on our business.

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

OUR STOCK PRICE IS EXTREMELY VOLATILE

        The price of our Common Stock on the EASDAQ Market has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or purchase orders for our products, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance. Our Common Stock was suspended from EASDAQ on August 2, 2000 pending a further review by EASDAQ of the facts underlying Turbodyne's press release of August 1, 2000. See "Item 5. Other Information."

EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE STOCK

        As of August 7, 2000, approximately 61,637,537 shares of Common Stock would be outstanding assuming the exercise of all outstanding options and warrants. Although some of these options and warrants are exercisable at prices which may exceed the current prevailing market prices of our Common Stock, their existence could potentially limit the scope of increases in the market value of the Common Stock which might otherwise be realized. The terms on which we may obtain additional financing during the respective terms of these outstanding stock options and warrants may be adversely affected by their existence. The holders of these stock options and warrants may exercise these securities at times when we might be able to obtain additional capital through one or more new offerings of securities or other forms of financing on terms more favorable than those provided by the exercise of these stock options and warrants.

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

WE HAVE NO HISTORY OF PRODUCT SALES

        None of our products has been commercially produced except for the limited commercial production of the Turbopac(TM) 2500 product. Other possible models of the Turbopac(TM) product remain in various stages of pre-development. The Dynacharger(TM) models presently being tested are developed for mass production according to schedule. However, no assurance can be given that these models will be commercially accepted. We cannot assure you that other Turbopac(TM) models will be developed timely or that they will be commercially accepted. The failure of the Dynacharger(TM) products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        ZAKS, ET AL V. TURBODYNE. This consolidated class action lawsuit was filed against the Company on January 25 of 1999, in the United States District Court, Central District of California, Case No. 99-00743WMB, requesting damages in an amount to be proven at trail. The Company has filed three motions to dismiss, of which two have been granted by the Court without prejudice. The third motion is due to be heard in late August. This case is still in the very early stages, with no discovery having yet taken place.

        BARNES-CURCI V. TURBODYNE. On October 19, 1999, Turbodyne received a demand for arbitration from Barnes-Dyer (now Curci) Marketing, pursuant to contractual requirements, regarding Turbodyne's alleged breach of a marketing contract. The parties reached a structured settlement on June 16, 2000. The first and second of three equal installments on a settlement figure of $40,000.00 have been paid to Barnes-Curci.

        SEC. In June 1999 the Company received a formal request for production of documents from the SEC. There is an ongoing investigation of the Company's press releases and related activities (including the sale of unregistered shares). See "Item 5. Other Information." Some testimony has been given to the SEC, but several witnesses are yet to testify.

        BANKRUPTCY OF PACIFIC BAJA. On September 30, 1999, the Company placed its wholly owned subsidiary, Pacific Baja, in Chapter 11 Bankruptcy proceedings in the United States Bankruptcy Court, Central District of California, Case No. RS99-26477MG in Riverside, California. As of December 31, 1999, the subsidiary was purchased for $14.4 million by Hawthorne Partners. The Company was guarantor on some of the outstanding leases. The Bankruptcy case is expected to be closed in August or September of the year 2000.

        As of June 30, 2000, the Company remains responsible for one real property lease in Temecula, California, at a cost of $24,000 triple net per month, which it is attempting to sublet. Three interested parties are currently considering leasing the property. The period for filing claims ended on March 31, 2000.

        ILCHENKO V. TURBODYNE. Ms. Ilchenko filed an EEOC claim against the Company in early 2000. On June 21, 2000, the parties reached a settlement for a total payment of $60,000.00 to Ms. Ilchenko. $35,000.00 of the settlement will be paid by the Company's insurance carrier in a lump sum and Turbodyne will pay $25,000.00 in structured payments of approximately $2,080.00 per month for one year.

        JAMISON V. TURBODYNE. On January 21, 2000, Jamison Capital filed a complaint against Turbodyne demanding payment of $115,000.00 plus costs and interest. The complaint was filed in New Jersey State Court and later removed to Federal Court. A summary judgment motion is scheduled to be heard August 15, 2000.

        HEARTLAND V. TURBODYNE. A demand for arbitration was filed by Heartland on May 8, 2000, for alleged fees due on the sale of Pacific Baja, in the amount of $465,000.00 plus legal fees, costs and interest. A response has been filed on behalf of the Company.

        TST V. TURBODYNE. On March 13, 2000, TST filed suit against Turbodyne for $1,585,054.90 plus 10% interest, costs and attorney's fees. This case is in the discovery phase. Interrogatories have been served and answered.

ITEM 2. CHANGES IN SECURITIES

        On March 30, 2000, the company sold 100,000 shares of its common stock and 100,000 warrants for a total purchase price of approximately $250,000 to an individual accredited investor, which was received on April 3, 2000. The share purchase warrants are exercisable at a per share exercise price of approximately $3.50 on or before March 30, 2003.

        The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

        On April 3, 2000, the Company sold 110,000 shares of its common stock and 110,000 warrants for a total purchase price of approximately $250,000 to an individual accredited investor. The share purchase warrants are exercisable at a per share exercise price of approximately $3.50 on or before April 3, 2003.

        The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

        On April 24, 2000, the Company sold 51,020 shares of its common stock and 51,020 warrants for a total purchase price of approximately $100,000 to an individual accredited investor. The share purchase warrants are exercisable at a per share exercise price of approximately $2.15 on or before April 24, 2003.

        The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  Annual Meeting

     The annual meeting of stockholders of Turbodyne Technologies Inc. took place on May 26, 2000, following an adjournment from its originally scheduled meeting date of May 12, 2000.

(b)  Election of Directors --

     The following Class II Director nominees were elected at the annual meeting:

     Daniel Geronazzo
     Dr.-Ing. Friedrich Goes

     The following Class III directors were elected at the annual meeting:

     Wendell R. Anderson
     Dr. Sadyappa Durairaj
     Prof. Dr.-Ing. Peter Nofbauer

     The Directors whose terms of office continue are:

     Peter Kitzinski
     Robert Taylor

(c) The matters voted upon at the meeting and the results of each vote are as follows:

                               Votes            Votes
For Directors:                  For            Withheld
--------------                 -----           --------
Wendell R. Anderson            18,092,137       579,922
Dr. Sadayappa Durairaj         18,116,837       555,222
Daniel Geronazzo               18,113,138       558,921
Dr.-Ing. Friedrich Goes        18,673,059        78,700
Prof. Dr.-Ing. Peter Hofbauer  18,670,559        81,200

                                     Votes           Votes         Shares         Broker
                                      For           Against      Abstaining      Non-Votes
                                     -----          -------      ----------      ---------
Ratification of the Appointment
of McGowan Guntermann as the
Company's independent Auditors       18,758,082         30,385      14,139

Proposal to approve the Company's
2000 Stock Incentive Plan            16,803,336      1,992,309      37,838

Proposal to amend Article IV
of the Company's Certificate of
Incorporation to increase
authorized shares of Common Stock
from 60,000,000 to 99,000,000        16,819,178      1,426,269     587,736

Proposal to transact such other
business as properly may come
before the meeting or at
adjournments or postponements
thereof                              17,547,888      1,013,712     122,843

ITEM 5. OTHER INFORMATION

Employment Information

        Professor Dr.-Ing. Peter Hofbauer, Chairman of the Board of Turbodyne Technologies Inc., has assumed a full-time position as Executive Vice President at FEV Engine Technologies, Inc.

Turbodyne announces termination of settlement negotiation with Leon Nowek.

As announced by the Company on August 11, 2000, Turbodyne Technologies Inc. has terminated its settlement negotiations with Leon Nowek.

Mr. Nowek served as a director of the Company from its inception as a public company in 1993 to October 22, 1999. He was appointed Vice Chairman of the Board in February 1998, and vacated this position on October 22, 1999. He was appointed as Acting Secretary on June 30, 1998, and as Secretary on October 12, 1998, and served in this capacity until approximately January of 1999. He served as Chief Financial Officer from June of 1995 to February 26, 1998, pursuant to an employment agreement dated August 1, 1997, as amended on January 27, 1998. From March 1, 1998 to December 17, 1999, Mr. Nowek provided financial and accounting services to the Company for which he received the same compensation as set forth in that employment agreement. From December 17, 1999 to February 14, 2000, Mr. Nowek served as Director of Corporate Finance under the same compensation arrangement set forth in his employment agreement.

Since February 14, 2000, Mr. Nowek has not participated in the management of the Company, and the Company has sought to negotiate a settlement agreement with Mr. Nowek. Negotiations have reached an impasse, and therefore, the Company has terminated its settlement negotiations with Mr. Nowek.

Sale of Unregistered Shares

        As reported on Form 8-K filed August 2, 2000, the Company has been conducting an investigation into prior management's issuance in 1999 of approximately 8.7 million shares of Common Stock (the "Issued Shares") at prices ranging from $0.65 to $3.50 per share, for an aggregate purchase price of approximately $9.5 million. Based upon this review of transactions effected in 1999, the Company has concluded that it did not effectively register the Issued Shares under the Securities Act of 1933, or otherwise perfect an exemption from the registration requirements of the Act, and did not disclose the failure to register the Issued Shares or perfect an exemption in its reports filed under the federal securities laws.

        The investigation was undertaken by the Company's new management and new legal counsel. The issuance of the Issued Shares, to the extent reported in the Company's filings with the Securities and Exchange Commission (the "SEC"), were erroneously reported as being the result of a repricing and subsequent exercise of options. The Company has reported its failure to register and properly report the issuance of the Issued Shares to the SEC in the United States and to EASDAQ in Europe, and intends to cooperate with these regulatory bodies in any further investigation.

        The Issued Shares were sold to eight institutional investors and three individuals, each of whom was located outside the United States.

        The Company has determined that its financial statements for the year ended December 31, 1999 properly reflect the issuance of the Issued Shares, the direct costs associated therewith and the per share calculations.

        It is possible that the Company may face sanctions imposed by the SEC, or claims from buyers and sellers of the Company's securities in the market, from the initial purchasers of the Issued Shares or from persons who have purchased securities directly from the Company since the sale of the Issued Shares. The Company currently lacks the financial resources to pay any such sanction or claim. Any such sanction or claim may have a material adverse effect on the financial condition of the Company.

        The Company and its legal counsel continue to conduct an inquiry into the legality of the issuance of the Company's securities.

Suspension of Trading on Easdaq

        Effective August 2, 2000, Easdaq suspended trading of the Company's shares pending a further review by Easdaq of the Company's press release of August 1, 2000 reporting on the Company's working capital position and the Company's investigation into prior management's issuance in 1999 of approximately 8.7 million shares of Common Stock. The Company has not been notified by Easdaq regarding the length of Easdaq's suspension and, accordingly, the Company is unable to determine when trading of its shares on Easdaq may resume, if at all. Thus, the liquidity of the Company's common stock and the Company's ability to raise capital may be impaired by the suspension of trading by Easdaq.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    27.2 -- Financial Data Schedule

(b) Reports on Form 8-K

Exhibit 99.1 - Turbodyne Files Preliminary Proxy

Exhibit 99.2 - Turbodyne Reports 1999 Year End Results

Exhibit 99.3 - Turbodyne Postpones Annual Shareholders Meeting

Exhibit 99.4 - Professor Hofbauer Delivers His "Letter to Shareholders" as Address at the Shareholder Meeting

Exhibit 99.5 - Turbodyne Reports Financial Results for the Three Months Ended March 31, 2000

Exhibit 99.6 - Turbodyne Reports Results of the Shareholder Meeting

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TURBODYNE TECHNOLOGIES INC.




Date: August 14, 2000                       By /s/Joseph D. Castano
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer)