Form 10-K405/A
period 1999-12-31
TURBODYNE TECHNOLGIES INC
filed 2000-08-17
CIK 1022097

     As filed with the Securities and Exchange Commission on August 17, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

At August 1, 2000, there were outstanding 54,123,585 shares of the Common Stock of the Registrant, and the aggregate market value of the shares held on that date by non-affiliates of the Registrant, based on the closing price ($1.80 per share) of the Registrant's Common Stock on the EASDAQ Market on that date, was $97,422,453. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

================================================================================

        THE PURPOSE OF THIS AMENDMENT IS TO AMEND THE FOLLOWING ITEMS OF REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AS FOLLOWS:

PART I

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

        To add a new paragraph at the end of the "EASDAQ LISTING" section.

        To add new paragraphs under the new caption "RECENT DEVELOPMENTS."

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        To add at the end of the "LIQUIDITY AND CAPITAL RESOURCES" section a new paragraph under the new caption "RECENT DEVELOPMENTS."


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ LISTING

               The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: TRBD) on the Nasdaq SmallCap Market.

        PERIOD                                          HIGH             LOW
        ------                                          ----             ---
        1999
        ----

           First Quarter (January 1, 1999 to
           January 20, 1999).......................    $ 5.84          $ 4.40

        1998
        ----

           Fourth Quarter..........................    $ 5.81          $ 4.09
           Third Quarter...........................     17.00            3.25
           Second Quarter..........................     10.81            3.75
           First Quarter...........................      4.47            2.03

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

       PERIOD                                          HIGH             LOW
       ------                                          ----             ---
       2000
       ----

          First Quarter...........................    $ 4.90          $ 2.48

       1999
       ----

          Fourth Quarter..........................    $ 2.55          $ 1.13
          Third Quarter...........................      3.00            1.51
          Second Quarter..........................      2.59            1.18
          First Quarter...........................      5.60            3.33

       1998
       ----

          Fourth Quarter..........................    $ 5.83          $ 4.05
          Third Quarter...........................     16.35            3.33
          Second Quarter..........................     10.58            4.10
          First Quarter...........................      4.58            2.10

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

RECENT DEVELOPMENTS

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

          Suspension of Trading on EASDAQ

               Effective August 2, 2000, EASDAQ suspended trading of Turbodyne shares. See "Item 5- Market for Registrant's Common Equity and Related Stockholder Matters - EASDAQ Listing."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

               The Company designs, develops and manufactures charging technology for internal combustion engines. In addition, the Company has designed and developed high speed, high powered, DC/AC, electronically commutated electric motors which is the core of the Company's charging technology (the "Turbodyne Technology"). The Company has incorporated the Turbodyne Technology into its two primary products, the Turbopac(TM) and the Dynacharge(TM) (collectively, the "Turbodyne Products").

               In 1999, the Company shifted its emphasis from aftermarket to automotive original equipment manufacturers ("OEM's"). As such, the Company entered into joint development, license and intellectual property and product rights agreements with Honeywell Turbocharging Systems, a division of Honeywell International, Inc. (formerly, "Allied Signal, Inc."), a leading manufacturer of turbochargers ("Honeywell"), under which the Company assigned to Honeywell its patent and trademark portfolios (including both the Dynacharger(TM) and the Turbopac(TM)) for $6.8 million. This amount was used in settlement of a judgment. See "Item 3. Legal Proceedings -- Grand Technologies et al. v. Turbodyne Technologies, et al." In addition, under these agreements, the Company and Honeywell are sharing the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger(TM)and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and

Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines. Prototypes of the Dynacharger(TM) have been delivered to two automotive manufacturers in 1999, and three additional automobile manufacturers have signed agreements for the delivery of prototypes in 2000. Mass production for automotive manufacturers of the Dynacharger(TM) and Turbopac(TM) product lines is expected to commence in calendar year 2003. See "Item 1. Business --Joint Development Agreement."

               The Company undertook low volume production and limited sales of the Turbopac(TM) 2500 model in 1999 pursuant to its contract with Detroit Diesel Corporation, a major global diesel engine producer. The contract with Detroit Diesel Corporation is the main source of sales of the Turbodyne Products. Under the Company's joint development agreement with Honeywell, sales to Detroit Diesel Corporation will be made by Honeywell. At December 31, 1999, the Company had expended an aggregate of $28,634,327 as research and development costs for the Turbodyne Products. The development of the Turbodyne Products was financed during this period primarily from private placement equity financing and funds generated through the Company's Light Metal Division. See "Item 1. Business --Product Development."

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

               For fiscal 1999, aftermarket wheel product sales represented 28.4% of the Light Metals Division's total sales, a decrease of $98,000, or less than one percent, from fiscal 1998. For fiscal 1999, the engine and vehicle component sales represented 72% of the Light Metals Division's total sales, an increase of $8,466,000, or 32%, from fiscal 1998

               As a result of the disposition of the Light Metals Division, the Company will no longer recognize revenues from this segment of the business. The Company's sole source of revenue will be from sales of the Turbopac(TM) 2500 to Detroit Diesel Corporation. The marketing and sale of the Turbopac(TM) 2500 is expected to be assumed by Honeywell as part of its agreement with the Company.

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

               NET LOSS. Net loss for fiscal 1999 was $37,488,896, an increase of $7,455,896 compared to the prior period. Of the increase in net loss for fiscal 1999, a substantial portion was on a nonrecurring basis, consisting of
(i) $7,551,531 paid in settlement of the March 3, 1999 arbitration award of $6.65 million and for contingent liabilities associated with certain legal actions pending against the Company, (ii) $702,400 which is a reversal of an accrued tax for a Pacific Baja IRS audit which was submitted to the Bankruptcy Court and (iii) $1,043,310 of non-cash non-employee compensation expenses largely attributable to consultants retained by the Company to assist it in connection with marketing, legal, investor relations and related matters. In addition, a significant portion of the increase in net loss is directly related to the reorganization, modernization and relocation of the Light Metals Division, which as of March 31, 1999 was substantially complete. For fiscal 1999, the Light Metals Division reported a net loss from operations of $6,594,000. For fiscal 1998, the Light Metals Division reported a loss before taxes of $4,595,000, including $2,323,000 of relocation charges. The net impact on the operating results of the Light Metals Division for fiscal 1999 is due primarily to the decline in wheel orders and an increase in the cost of goods sold.

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

               Cash used in operating activities for fiscal 1999 and 1998 was $12,479,946 and $18,269,000, respectively. In 1999, cash used in operating activities decreased approximately $5.8 million. The majority of which is a decrease in selling, general and administrative costs of $2.9 million, a decrease in relocation cost of $2.3 million and a decrease in income taxes of $1.4 million, offset by a decline in gross profit of $1.2 million.

               Cash used in investing activities for fiscal 1999 and 1998, was $1,907,140 and $2,725,000, respectively, resulting primarily from the purchase of property and equipment primarily related to the relocation of the Company's manufacturing facilities in 1998.

               Cash provided by financing activities for fiscal 1999 and 1998 was $13,044,853 and $21,418,000, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings.

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

        RECENT DEVELOPMENTS

               For a description of the Company's recent developments, see "Item
5. Market for Registrant's Common Equity and Related Stockholder Matters - Easdaq Listing" and "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Recent Developments."

YEAR 2000

               The Company's computer based systems have passed all Year 2000 testing and are successfully operating as of March 31, 2000. Certain infrastructure and information systems have been upgraded and meet Year 2000 requirements. The Company has successfully conducted transactions and the overall system infrastructure is Year 2000 compliant.

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

               In 1999, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5 "Reporting the Costs of Start-Up Activities." The Company believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial reporting.

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

        THE COMPANY RECENTLY SOLD ITS LIGHT METALS DIVISION IN A BANKRUPTCY COURT APPROVED TRANSACTION

               The Company sold substantially all of the assets of Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. Pacific Baja accounted for substantially all of the Company's sales revenue on a consolidated basis for the nine months ended September 30, 1999. The Company is liable as a guarantor on certain leases assumed or rejected by the buyer. The Company currently is not able to determine the amount of this liability. See "Item 1. Business --Sale of Light Metals Division."

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

        WE DEPEND ON KEY PERSONNEL

               The skills and efforts of our management team and engineering staff, including our Chairman of the Board, Prof. Dr.-Ing. Peter Hofbauer, and Chief Executive Officer, Gerhard Delf, are critical to our success. As we grow, we will continue to hire, appoint or otherwise change senior management and members of the engineering staff. We cannot assure you that executive officers and key personnel will remain with us or that we will attract additional qualified members to management in the future. The loss of services of Dr. Hofbauer, Mr. Delf or any key employee could have a material adverse effect on our business.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K:

        The Company filed a report on Form 8-K on August 2, 2000 relating to the working capital position of the Company and the Company's inquiry into the sale of unregistered securities.

EXHIBITS

        The following exhibit is included as part of this Annual Report on Form 10-K/A (Amendment No. 1):

EXHIBIT NUMBER                                    DESCRIPTION

23.1               CONSENT OF MCGOWAN GUNTERMANN.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2000.

                                       TURBODYNE TECHNOLOGIES INC.
                                          /S/ GERHARD E. DELF
                                       ---------------------------------
                                        By:    Gerhard E. Delf
                                        Title: President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on August 12, 2000.

SIGNATURE                           TITLE
 /s/ PETER HOFBAUER                 Chairman of the Board and Director
--------------------------------
Peter Hofbauer

 /s/ GERHARD E. DELF                President and Chief Executive Officer
--------------------------------    (Principal Executive Officer)
Gerhard E. Delf

 /s/ JOSEPH D. CASTANO              Chief Financial Officer (Principal
--------------------------------    Financial Officer and Principal
Joseph D. Castano                   Accounting Officer) and Secretary

 /s/ WENDELL R. ANDERSON            Director
--------------------------------
Wendell R. Anderson

 /s/ SADAYAPPA DURAIRAJ             Director
--------------------------------
Sadayappa Durairaj

 /s/ DANIEL GERONAZZO               Director
--------------------------------
Daniel Geronazzo

*                                   Director
--------------------------------
Friedrich Goes

 /s/ PETER KITZINSKI
--------------------------------
Peter Kitzinski

 /s/ ROBERT F. TAYLOR               Director
--------------------------------
Robert F. Taylor

* By  /s/ GERHARD E. DELF
     ---------------------------
          Gerhard E. Delf
          Attorney-in-fact