Form 10-Q
period 2000-09-30
TURBODYNE TECHNOLGIES INC
filed 2000-11-20
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-21391
(Commission file number)

TURBODYNE TECHNOLOGIES INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4699061 (I.R.S. Employer Identification No.)

6155 Carpinteria Avenue Carpinteria, CA (Address of principal executive offices)	93013 (Zip Code)

(805) 684-4551
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Shares of Common Stock, par value $0.001, outstanding as of November 10, 2000: 56,244,690 shares.

TURBODYNE TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

SIGNATURES	21

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

TURBODYNE TECHNOLOGIES INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Current Assets:
Cash	$45,000	$29,000
Trade accounts receivable, net	95,000	2,678,000
Advances receivable, employees & others	641,000	696,000
Inventories	992,000	1,524,000
Prepaid expenses and other current assets	25,000	25,000

Total current assets	1,798,000	4,952,000
Property, Plant and Equipment, at cost, net	1,494,000	1,765,000
Other Assets	75,000	47,000

Total assets	$3,367,000	$6,764,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long term debt	$—	$1,250,000
Current maturities of obligations under capital leases	47,000	40,000
Accounts payable	2,520,000	2,455,000
Accrued liabilities	217,000	506,000
Reserves for lawsuit settlement	1,021,000	350,000

Total current liabilities	3,842,000	4,601,000

Obligations under capital leases, less current maturities	37,000	48,000

Total liabilities	3,860,000	4,649,000

Stockholders’ Deficit:
Common stock, $0.001 par value. Authorized 99,000,000 shares; issued and outstanding 55,531,146 shares in 2000 and 48,058,627shares in 1999	56,000	51,000
Treasury stock, at cost, 378,580 shares in 2000 and 378,580 shares in 1999	(1,756,000)	(1,756,000)
Additional paid in capital	101,927,000	94,057,000
Cumulative other comprehensive income	—	21,000
Accumulated deficit	(100,702,000)	(90,258,000)

Total stockholders’ deficit	(475,000)	2,115,000

	$3,367,000	$6,764,000

TURBODYNE TECHNOLOGIES INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net sales	$5,000	$11,137,000	454,000	41,390,000
Cost of goods sold	—	12,035,000	546,000	37,928,000

Gross profit	5,000	(898,000)	(92,000)	3,462,000
Selling, general and administrative expenses	1,520,000	6,286,000	2,435,000	14,001,000
Research and development costs	1,263,000	549,000	4,233,000	3,414,000

Loss from operations	(2,778,000)	(7,733,000)	(6,760,000)	(13,954,000)
Other expense (income):
Interest expense, net	10,000	472,000	77,000	1,185,000
Litigation expense	760,000	—	1,235,000	—
Repricing of options	1,752,000	—	2,440,000	—
Other income/expense	—	(7,000)	(68,000)	(122,000)

Loss before income taxes	(5,300,000)	(8,198,000)	(10,444,000)	(15,018,000)
Income tax expense (benefit)	—	—	—	4,000

Net loss	$(5,300,000)	$(8,198,000)	$(10,444,000)	$(15,022,000)

Net loss per common share:
Basic loss per share	$(0.11)	$(0.19)	$(0.22)	$(0.37)
Diluted loss per share	(0.11)	(0.19)	(0.22)	(0.37)

Weighted average shares used for basic and diluted loss per share	50,153,000	42,798,000	48,248,000	40,648,000

See accompanying notes to consolidated financial statements.

TURBODYNE TECHNOLOGIES INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	2000	1999

Cash flows from operating activities:
Net loss	$(10,444,000)	$(15,022,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	275,000	2,635,000
(Increase) decrease in operating assets:
Trade accounts receivable	2,583,000	2,342,000
Inventories	532,000	615,000
Advances receivable, employees & others	55,000	—
Prepaid expenses and other current assets	000	204,000
Other assets	(28,000)	74,000
Increase (decrease) in operating liabilities:
Trade accounts payable	65,000	3,257,000
Accrued expenses	(289,000)	(1,094,000)
Reserve for lawsuit settlements	671,000	—

Net cash used in operating activities	(6,580,000)	(6,990,000)

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(2,355,000)

Net cash used in investing activities	(4,000)	(2,355,000)

Cash flows from financing activities:
Net proceeds from long-term borrowing and capital lease obligation	(1,254,000)	468,000
Repurchase of treasury stock	—	(259,000)
Proceeds from convertible debentures	—	500,000
Issuance of common stock	6,413,000	—
Proceeds from exercise of stock options and warrants	1,462,000	7,380,000

Net cash provided by financing activities	6,621,000	7,899,000

Effect of exchange rate changes on cash	(21,000)	(157,000)

Net increase (decrease) in cash	16,000	(1,101,000)
Cash at beginning of period	29,000	1,275,000

Cash at end of period	$45,000	$156,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,000	$62,355
Income taxes	—	4,000

Supplemental disclosure of noncash investing and financing activities:
Issuance of notes for financing of capital leases	$—	$644,943
Settlement of claim through sale of patents	—	6,650,000
Issuance of stock for long-term debt	$1,250,000	—
Repricing of options	2,440,000	—

TURBODYNE TECHNOLOGIES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999
(Unaudited)

Note 1.   Summary of Significant Accounting Policies

The Company

             Turbodyne Technologies Inc., and subsidiaries (the “Company” or “Turbodyne”), a Delaware corporation, is a leading engineering company in the design and development of charging technology to enhance the performance of internal combustion engines. The Company’s technology is based upon DC/AC, very high-speed, high-powered electronically commutated electric motors. The Company has incorporated this technology (the “Turbodyne Technology”) into its two primary products: the Dynacharger™ and the Turbopac™, collectively called the “Turbodyne Products”.

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

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

Recognition of Revenue and Significant Customers

             The Company recognizes revenue upon shipment of product. The Company had one significant customer constituting approximately 99% of gross revenue for the nine months ended September 30, 2000. The loss of this customer could have a material adverse effect on the Company.

Earnings Per Share

             Net loss per share is computed using the weighted average number of common shares outstanding. For the nine months ended September 30, 2000 and 1999, options and warrants to purchase 10,545,104 and 4,391,941 shares of common stock, respectively, at prices ranging from $0.487 to $8.50 were outstanding during the periods but were not included in the computation of diluted loss per share because the options and warrants would have an antidilutive effect on net loss per share.

Research and Development

             Research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs aggregated $4,233,000 and $3,414,000 for the nine months ended September 30, 2000 and 1999, respectively, and $1,263,000 and $549,000 for the three months ended September 30, 2000 and 1999 respectively.

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

Reclassifications

             Certain items on the 1999 financial statements and items previously reported on forms 10-Q financial statements for 2000 have been reclassified to be consistent with the current presentation.

Note 2.   Inventories

             Inventories are comprised of the following at September 30, 2000 and December 31, 1999:

	2000	1999

Raw materials	$728,000	2,711,000
Work in process	0	988,000
Finished goods	264,000	2,193,000

	$992,000	$5,892,000

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

             Under a loan agreement covering the three promissory notes, a signing bonus of 75,000 shares of common stock was issued for each and every million dollars funding advanced. In order to pay back this loan, the Company offered 1.3 million in common shares to the lender and 1.3 million in common stock warrants at an exercise price of $1.25 with a maturity date of five years. As of July 11, 2000, no stock warrant agreements were signed. On July 11, 2000 the principal note and accrued interest to July 11 was converted to 1,555,478 common shares. On August 31, 2000 an additional 14,522 of common shares and 14,522 warrants were issued to the lender as a result of interest recalculation.

Note 4.   Stockholders’ Equity and Stock Options

             On March 3, 1997, the Company established a stock incentive plan (the “1997 Plan”). Under the 1997 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 2,840,000 shares of common stock.

             On September 4, 1998, the Board of Directors approved a stock incentive plan (the “1998 Plan”). Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock.

             On December 17, 1999, the Company approved the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,800,000 shares of common stock.

             On September 30, 2000, the Company had options to purchase an aggregate of 5,906,967 shares of common stock outstanding under the 1997, 1998 and 2000 Plans. Shares remaining available for grant under the 1997, 1998 and 2000 Plans are 74,643, 112,135, and 3,099,834, respectively. The options have exercise prices ranging from $0.33 to $8.50 and expiration dates between April 1998 and September, 2005.

             During the three months ended September 30, 2000, in an effort to raise capital, the Company repriced options to purchase 531,000 shares of the Company’s common stock issued to several consultants to exercise prices ranging from $0.32 to $2.35. All of these options were exercised for gross proceeds to the Company of approximately $1,390,746.

Stock Purchase Warrants

             At September 30, 2000, the Company had 3,640,036 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other financings. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.49 to $5.00 and expiration dates between September 2000 and September 2005.

Shares in Escrow

             Of the Company’s issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

             The Company designs, develops and manufactures charging technology for internal combustion engines. In addition, the Company has designed and developed a DC/AC, very high speed, high power electronically commutated electric motor which is the core of the Company’s charging technology (the “Turbodyne Technology”). The Company has incorporated the Turbodyne Technology into its two primary product lines, the Turbopac™ and the Dynacharger.™.

             In 1999, the Company shifted its emphasis from aftermarket to automotive original equipment manufacturers (OEM’s). As such the Company entered into joint development and license agreements with Garrett® Engine Boosting Systems, (formerly Turbocharging Systems), a division of Honeywell International, a leading manufacturer of turbochargers, under which the Company and Honeywell will jointly continue the development for mass production of the Turbopac™ and the Dynacharger™ product line. The Company and Honeywell are sharing the development costs, the Company 40% and Honeywell 60%. Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynachargers™ and Turbopacs™ and the Company retains the right to be the sole worldwide supplier of all motors, generators, electronic controls and light metal components used in the manufacture of the Dynacharger™ and T urbopac™ product lines. The Company will receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger™ and Turbopac™ product lines. In the third quarter of 2000, the Company and Honeywell entered into an additional development agreement with another automobile engine manufacturer and received an order for the delivery of Dynacharger ™ prototypes. As a result of this development agreement the Company and Honeywell are involved in development programs for the Dynacharger ™ with a total of six automotive manufacturers covering a total of eight engine families for both gasoline and Diesel engines. Based on this development the Company continues to develop this product for mass production and continues its overall strategy of becoming a mass production supplier to the automobile industry. The Company has targeted 2003 for the commencement of mass production for automotive manufacturers of the Dynacharger™ product line, although no assurances can be given that the Comp any will be able to achieve this milestone date. In addition there is no assurance that this product will be adopted for use in mass production of gasoline and Diesel engines by those automobile and engine manufacturers that the Company and Honeywell currently have development programs with. See “Risk Factors.” Revenue under this Agreement in 1999 and the first six months of 2000 was minimal.

             The Company undertook low volume production and limited sales of the Turbopac 2500 model in 1999 and the first and second quarter of 2000 pursuant to its contract with Detroit Diesel Corporation, a major global Diesel engine producer. Under the Company’s joint development agreement with Honeywell, sales to Detroit Diesel Corporation will be made by Honeywell. The Company has not received any new orders for the Turbopac™ 2500 from Honeywell for Detroit Diesel Corporation or any other customers. Therefore, there has been no revenue from this product line in the third quarter 2000. The company and Honeywell have no active OEM development programs for the Turbopac ™ product line. At September 30, 2000 the Company had expended an aggregate of $35,837,333 as research and development costs for the Turbodyne Products. The Company financed the development of the Turbodyne Products during this period primarily from private placement equity financing and the exercise of options. There is no assurance that the Company can continue financing the development of the Turbodyne products or fulfill its obligation under the joint development agreement through private placement equity financing or other financing methods. See “Risk Factors.”

             In December 1999, the Company sold substantially all of the assets of its subsidiary Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. The Company’s Light Metal Division accounted for substantially all of the Company’s sales revenue on a consolidated basis for the twelve months ended December 31, 1999. Pacific Baja and the Company, to the extent either was a guarantor, are responsible for one real estate lease that was rejected by the Buyer and retained by Pacific Baja. As a guarantor on this real estate lease the Company is responsible for lease payments of approximately $24,000 triple net per month until May 31, 2009. The Company is attempting to reduce this ongoing lease obligation by seeking a sublessee. As of the third quarter the Company has been unsuccessful in its efforts to sublease this facility. The Company was also guarantor on a credit facility extended by TST Inc. to a subsidiary of Pacific Baja for the purchase of raw materials. TST filed an action on March 13, 2000 against the Company in San Bernardino Superior Court seeking damages in an amount in excess of $1.8 million. The Company has been engaged in settlement discussions with TST, but no agreement has yet been reached. Heartland Financial was retained to find a buyer for Pacific Baja. On May 8, 2000 Heartland filed a demand for arbitration for alleged fees due on the sale of Pacific Baja, in the amount of $465,000.00. The Company is defending the Heartland claim. See “Part II Other Information Item 1. Legal Proceedings—TST Inc. v. Turbodyne Technologies, Heartland v. Turbodyne.”

             The Company has reported net losses in each year since it began operations. The Company does not have substantial cash on hand. If the Company is unable to obtain new financing, the Company’s research and product development efforts may be substantially delayed or eliminated and its business and results of operations will be materially adversely affected. In previous years, the Company had relied on the cash flows generated by its Light Metals Division to help support the research and development efforts of the Company.

             The operations of Pacific Baja ceased in December 1999. Results of operations for the third quarter of 1999 for Pacific Baja are reported and discussed in the comparative analysis. Results of operations for the third quarter of 2000 are compared to the third quarter of 1999 for Turbodyne Technologies Inc. (TTI) with and without Pacific Baja. The Company is now largely dependent on its ability to raise funds for its working capital and research and development through financings.

             The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to November 30, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

             On August 1, 2000 the Company announced that it may incur substantial liabilities as a result of the sale by the Company of its unregistered securities. See Item 5. Other Information—“Sale of Unregistered Securities”.

Results of Operations

             The results of operations for the third quarter 1999 reported below are for Turbodyne Technologies Inc. and Turbodyne Technologies Inc. without and with Pacific Baja. The comparative analysis is performed using the third quarter 1999 results of Turbodyne Technologies Inc. without and with Pacific Baja, the operations of which ceased in December 1999. See “Risk Factors”.

Summary of Results of Operations by Business Segment

	Turbodyne Technologies, Inc.		Turbodyne Technologies, Inc. (without Pacific Baja)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	09/30/2000	09/30/2000	09/30/1999	09/30/1999

Net Sales	$5,000	$454,000	$292,000	$720,000
Cost of Goods Sold	0	546,000	(68,000)	284,000
Gross Profit	5,000	92,000	360,000	436,000
Selling, General
Administrative
Expenses	1,520,000	2,435,000	2,816,000	7,424,000
Research &
Development Costs	1,263,000	4,233,000	0	549,000
Other Income & Expenses	2,522,000	3,684,000	(70,000)	(394,043)
Net Loss	$5,300,000	$10,444,000	$(2,387,000)	$(10,014,446)

Comparative Analysis: Turbodyne Technologies Without Pacific Baja

             Sales. Net sales for the nine months ended September 30, 2000 decreased to $454,000 from $720,000 for the nine months ended September 30, 1999, a decrease of $266,000 or 36.94% and for the three months ended September 30, 2000 decreased to $5,000 from $292,000 for the three months ended September 30, 1999, a decrease of $287,000 or 98.29%. Sales for the three months ended September 30, 2000 consisted of consulting services and therefore also have no cost of goods sold associated with them. This decrease is attributed to the transfer of sales and marketing to Honeywell, pursuant to the joint development agreements. In addition, there have been no sales of the Turbopac™ in the third quarter 2000.

             Cost of Goods Sold. Cost of goods sold consists primarily of material, labor, and applied overhead costs. Cost of goods sold for the nine months ended September 30, 2000 increased to $546,000 from $284,000 for the nine months ended September 30, 1999, an increase of $546,000 or 92.25%. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2000 increased to 120.26% from 39.44% for the nine months ended September 30, 1999. This increase in cost of goods sold as a percentage of net sales is attributable to certain fixed costs that were allocated against higher quarterly sales last year and now represents a higher per unit cost.

             Gross Profit. Gross profit for the nine months ended September 30, 2000 decreased to ($92,000), or 20.26% of sales from, $436,000 or 60.55% of sales, for the nine months ended September 30, 1999, a decrease of $344,000, or 78.90% and for the three months ended September 30, 2000 decreased to $5,000 from a profit of $360,000 for the three months ended September 30, 1999, a decrease of $355,000 or 98.61%. Gross profit decreased to 20.26% of sales for the nine months ended September 30, 2000 from 60.56% for the nine months ended September 30, 1999. This decrease in gross profit is attributed to the change in cost of goods sold as described above.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased to $2,435,000 from $7,424,000 for the nine months ended September 30, 1999, a decrease of $4,989,000, or 67.20% and for the three months ended September 30, 2000 decreased to $1,520,000 from $2,816,000 for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of sales decreased to 536.34% from 1,031% for the comparable nine month periods: September 30, 2000 and September 30, 1999, and for the comparable three month periods increased to 28,620% from 964,000.38%. The increase in selling, general and administrative expenses as a percentage of sales is a result of lower sales to Detroit Diesel Corporation. The decrease in selling, general and administrative expense is a result of attrition and staff reductions implemented by management.

             Research and Development Costs. Research and development costs for the nine months ended September 30, 2000 decreased to $4,233,000 from $7,424,000 for the nine months ended September 30, 1999, a decrease of $3,191,000, or 42.98%, and for the three months ended September 30, 2000 increased to $1,263,000 from $549,000 for the three months ended September 30, 1999, an increase of $714,000 or 130.05%. This increase is primarily a result of an increase in research and development necessary for the joint development project with Honeywell.

             Based on the Company’s historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will continue to be significant.

             Other Income and Expenses. Other income and expense consists primarily of interest expense on equipment finance contracts and interest income from deposits. The Company’s bank line of credit was terminated in December 1999. Other income and expenses for the nine months ended September 30, 2000 decreased from expenses of $8,000 to income of $394,000, and for the three months ended September 30, 2000 the Company had expenses of $17,000 as compared to income of $70,000 for the three months ended September 30, 1999. This increase in the net interest income/expense is due to the loss of interest income from Pacific Baja.

             Net Loss. Net loss for the nine months ended September 30, 2000 was $10,444,000 compared to $10,014,000 for the same period in 1999, an increase of $430,000 or 4.29% and for the three months ended September 30, 2000 increased to $5,300,000 from $2,071,000 for the three months ended September 30, 1999, an increase of $3,229,000 or 23.77%.

Liquidity and Capital Resources

             The Company’s operations have been financed principally through a combination of private and public sales of equity.

             Cash used in operating activities for the nine months ended September 30, 2000 and 1999, was $6,580,000 and $6,990,000, respectively. For the nine months ended September 30, 2000, cash used in operating activities decreased $410,000 from the prior period.

             Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $4,000 and $1,084,000, respectively.

             Cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $6,621,000 and $7,899,000, respectively, resulting primarily from the sale of equity.

             The Company believes that its current sources of working capital are sufficient to satisfy its anticipated working capital requirements only to December 04, 2000. No assurance can be given that additional working capital will be available on satisfactory terms or at all. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Year 2000

             The Company’s computer based systems have passed all Year 2000 testing and are successfully operating as of September 30, 2000. Certain infrastructure and information systems have been upgraded and meet Year 2000 requirements. The Company has successfully conducted transactions and believes the overall system infrastructure is Year 2000 compliant.

New Accounting Pronouncements

             In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 modifies the accounting for derivative and hedging activities and as amended by SFAS No. 137 is effective for fiscal years beginning after September 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company’s financial reporting.

             In 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5 “Reporting the Costs of Start-Up Activities” (“SOP 98-5”). The Company believes that the adoption of SOP 98-5 will not have a material impact on the Company’s financial reporting.

Special Note Regarding Forward Looking Information

             This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things (a) trends affecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The Company’s stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed herein and in other documents filed by then Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should caref ully review the risk factors referred to herein and in the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the 1999 fiscal year, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current reports on Form 8-K filed by the Company.

RISK FACTORS

The Market Potential and Acceptance of Our Products is Uncertain

             Our future financial performance will largely depend on the acceptance of products incorporating the Turbodyne Technology by OEMs and consumers. There can be no assurance that such acceptance will occur.

There is substantial doubt about our ability to continue as a going concern

             We have suffered net losses in each of the last four years resulting in an accumulated deficit of $100,702,000 at September 30, 2000, have used cash in our operating activities in each of the last four years, have disposed of our most significant subsidiary through bankruptcy, are subject to various lawsuits and, based on our projected cash flows for the ensuing year, will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is under investigation by the U.S. Securities and Exchange Commission (the “SEC”)

             The SEC inquiry is ongoing. The SEC has indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor as an adverse reflection on the merits of the Company’s securities. The Company has cooperated with the SEC and intends to continue to cooperate with any additional requests from the SEC. Failure to resolve the SEC inquiry satisfactorily could have a material adverse effect on the Company. On August 1, 2000, the Company announced developments concerning its investigation of the unregistered sales of its securities. See “Item 5. Other Information.” The Company anticipates that the SEC’s ongoing investigation will include these matters, the results of which could also have a material adverse effect on the Company.

The Company recently sold Pacific Baja in a bankruptcy court approved transaction

             The Company sold substantially all of the assets of Pacific Baja pursuant to an order of the U.S. Bankruptcy Court. Pacific Baja accounted for substantially all of the Company’s sales revenue on a consolidated basis for the year ended December 31, 1999. The Company is liable as a guarantor on certain leases assumed or rejected by the buyer. The Company currently is not able to determine the amount of this liability.

We have no history of revenues under our recent agreements with Honeywell

             None of the Turbodyne Products are commercially produced except for limited commercial production of the Turbopac™ 2500 product. The Dynacharger™ models delivered to date are expected to be developed further jointly with Honeywell for mass production as scheduled. Present development work concentrated on the applications on engines of approximately 2 liters displacement. The Company is entering into feasibility testing for application of the Dynacharger™ technology on an engine with larger displacement. We cannot assure you that the Dynacharger™ products will be developed timely or that they will be commercially accepted. No assurance can be given that the various possible Turbopac™ models will be developed timely or that they will be commercially accepted. The failure of Dynacharger™ products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.

Future revenues depend on the ability of Honeywell to protect proprietary assets

             The Company assigned its patent and trademark portfolios relating to the Turbodyne Technology and the Turbopac™ and Dynacharger™ products to Honeywell. Patent applications have been filed in the United States and in certain foreign jurisdictions relating to these products. Certain patents have been issued and other applications are in various stages of review at the U.S. or foreign patent offices. Application for a patent offers no assurance that a patent will be issued or issued without material modification. Moreover, we cannot assure you that patents will be issued, or that issued patents will not be circumvented or invalidated, that proprietary information can be maintained as such or that Honeywell will be able to achieve or maintain a technological advantage. Protection of trade secrets and proprietary know-how is critical for the Company to achieve and maintain a competitive position. We cannot assure you that others may not independently develop similar or superior technologies or gain access to trade secrets or know-how relevant to the business of the Company.

We have a history of losses and we anticipate future losses

             To date, we have not been profitable. We reported net losses of $35,989,000, $30,033,000 and $13,185,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. At September 30, 2000, we had an accumulated deficit of $100,702,000. We cannot assure you that we will report net income in any future year or period.

We have only limited working capital

             We believe that our current sources of working capital are sufficient to satisfy our anticipated working capital requirements only to December 4, 2000. We intend to seek to raise additional funds through public or private offerings of equity or debt or joint development arrangements. No assurance can be given that additional funds can be raised or, if they can be raised, that the terms on which they can be raised will be satisfactory. Any such financing may involve significant dilution to our current stockholders.

We have encountered delays and start-up costs in developing our products

             We have commenced only limited commercial production of certain of the Turbopac™ models. Historically, we have encountered unexpected delays in development due to undetected design defects or changes to specifications and we may continue to experience such delays. These delays could increase the cost of development of our products and affect the timing of commercial availability. Our revenue in fiscal 2000 will depend to a significant degree on sales of the Turbopac™ product through Honeywell. If Honeywell encounters problems in the marketing of the Turbopac™ product or any other new products, our business and prospects could be materially and adversely affected. Moreover, commercial production of the Dynacharger™ is not expected before 2003.

             We have incurred, and likely will continue to incur, substantial start-up costs associated with the introduction of new products. As a result, we will likely incur operating losses or experience a reduced level of profitability in periods following product introduction. We cannot assure you that any new product will receive market acceptance or that any new product can be sold at a profit. Additionally, both the Dynacharger™ and certain of the Turbopac™ models have undergone only limited testing. Once commercially introduced, each product could require additional refinement. In the event government standards regarding emissions are increased, we may need to modify product designs and improve the Turbodyne Technology to meet these new standards, which may require significant expenditures and delay production of our products. Any delay in commercial production or additional refinement to these pro ducts could result in a material adverse effect on our business, operating results and financial condition.

Our marketing efforts involve long testing periods

             We have entered into, and expect to continue to enter into, relationships with OEM’s in an effort to market our products. These parties typically engage in testing programs concerning our products that last for a period of between three and five years. During this period, we may provide certain products to these parties free of charge or at a reduced rate. In addition, we devote a significant amount of time and attention to pursuing these programs in an effort to obtain purchase orders for the products tested. These parties are under no obligation to purchase our products during these testing periods and, following their evaluations, may determine not to purchase any products from us. Alternatively, these parties may request modifications to existing products in order to satisfy specific regulations imposed in the countries in which they operate. Accordingly, we may expend a significant amount of time and devote substantial resources to these testing programs which may not result in any sales, or if purchase orders are obtained, they may only be obtained several years following the commencement of the initial feasibility testing program.

We will likely experience potential fluctuations in quarterly results and seasonability

             We have experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been and may be caused by many factors including:

  introduction or enhancement of products by us and our competitors, customer demand for our products,
  development and marketing expenses relating to the introduction of new products or enhancements of existing products, changes or anticipated changes in pricing by us or our competitors, the mix of products sold and the gross margins attributable to such products, industry and technology developments,
  product delays or other product quality problems,
  currency fluctuations, and
  other unanticipated operating expenses and general economic conditions.

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

Intense Competition

             The business environment in which we operate is highly competitive. Potential competitors may have, greater financial, marketing, technological and other resources. We believe that no products technologically similar to the Turbopac™ and Dynacharger™ products have been sold. However, future competitors may develop related technologies that improve the performance of internal combustion engines or that are not encompassed by our patents. In addition, other companies may be issued patents which may inhibit our ability to develop certain products encompassed by those patents. There also may be improvements to existing technologies.

             If new techniques are developed and are commercially successful, they may reduce our potential market share or make our products less attractive or obsolete, each of which will adversely affect our business. In addition, a relatively small number of OEM’s hold a significant share of the automotive market and the determination of an OEM not to incorporate our products into its product line may force us to expend additional amounts to gain market share or significantly reduce our potential market share.

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

We must keep pace with technological change

             The industries in which we compete are characterized by rapid and significant technological change. Our success will depend in large part not only on the success of the initial introduction of the Turbopac™ product and the Dynacharger™ product, but also on the ability to enhance these products and develop new products. Moreover, changes in manufacturing technology could require us to make significant expenditures on new plant and equipment in order to remain competitive, all of which could adversely affect our operating costs and results of operations. We cannot assure you that our products will be commercially accepted or that we will be able to enhance existing products or develop new products. We also cannot assure you that technological change will not render obsolete or uneconomical any of our products. Our ability to continue to develop and market new and improved products that can achieve significant market acceptance will determine our future sales and profitability.

Our stock price is extremely volatile

             The price of our Common Stock on the EASDAQ Market has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or purchase orders for our products, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance. Our Common Stock was suspended from EASDAQ on August 2, 2000 pending a further review by EASDAQ of the facts underlying Turbodyne’s press release of August 1, 2000. On August 17, 2000 the EASDAQ Market Authority decided to continue the suspension pending further investigation. On October 3, 2000 the EASDAQ Market Authority again decided to continue the suspension until 30 days after the filing of the Company’s Third Quarter Form 10Q at which time it will once again review the suspension. See “Item 5. Other Information.”

Effect of Outstanding Options, Warrants and Convertible Stock

             As of November 10, 2000, approximately 66,789,794 shares of Common Stock would be outstanding assuming the exercise of all outstanding options and warrants. Although some of these options and warrants are exercisable at prices which may exceed the current prevailing market prices of our Common Stock, their existence could potentially limit the scope of increases in the market value of the Common Stock which might otherwise be realized. The terms on which we may obtain additional financing during the respective terms of these outstanding stock options and warrants may be adversely affected by their existence. The holders of these stock options and warrants may exercise these securities at times when we might be able to obtain additional capital through one or more new offerings of securities or other forms of financing on terms more favorable than those provided by the exercise of these stock options and w arrants.

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

We are subject to rules relating to low-priced or penny stock

             The Company’s Common Stock is currently traded in the over-the-counter markets through the “pink sheets” or on the NASD’s OTC Bulletin Board, trading in the Company’s Common Stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell our securities to certain persons. These rules may affect the ability of broker-dealers to sell our Common Stock and also may affect the ability of holders of our Common Stock to resell their shares of Common Stock.

We have no history of product sales

             None of our products has been commercially produced except for the limited commercial production of the Turbopac™ 2500 product. Other possible models of the Turbopac™ product remain in various stages of pre-development. The Dynacharger™ models presently being tested are developed for mass production according to schedule. However, no assurance can be given that these models will be delivered on time or commercially accepted. We cannot assure you that other Turbopac™ models will be developed timely or that they will be commercially accepted. The failure of the Dynacharger™ products to achieve commercial success would have a material adverse effect on the business, operating results and financial condition of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

             Not applicable.

PART II. OTHER INFORMATION

Item 1.   Legal proceedings

             Zaks, et al v. Turbodyne. This consolidated class action lawsuit was filed against the Company on January 25 of 1999, in the United States District Court, Central District of California, Case No. 99-00743WMB, requesting damages in an amount to be proven at trail. The Company has filed three motions to dismiss, of which two have been granted by the Court without prejudice. The third motor was granted in part and denied in part. This case is still in the very early stages, with no discovery having yet taken place.

             Barnes-Curci v. Turbodyne. On October 19, 1999, Turbodyne received a demand for arbitration from Barnes-Dyer (now Curci) Marketing, pursuant to contractual requirements, regarding Turbodyne’s alleged breach of a marketing contract. The parties reached a structured settlement on June 16, 2000. The first and second of three equal installments on a settlement figure of $40,000.00 have been paid to Barnes-Curci. The final installment could not be made due to financial constraints. The Company has been served with a suit to collect the final settlement payment.

             SEC. In June 1999 the Company received a formal request for production of documents from the SEC. There is an ongoing investigation of the Company’s press releases and related activities (including the sale of unregistered shares). See “Item 5. Other Information.” Some testimony has been given to the SEC, but several witnesses are yet to testify.

             Bankruptcy of Pacific Baja. On September 30, 1999, the Company placed its wholly owned subsidiary, Pacific Baja, in Chapter 11 Bankruptcy proceedings in the United States Bankruptcy Court, Central District of California, Case No. RS99-26477MG in Riverside, California. As of December 31, 1999, the subsidiary was purchased for $14.4 million by Hawthorne Partners. The Company was guarantor on some of the outstanding leases. The Bankruptcy case is still pending.

             As of June 30, 2000, the Company remains responsible for one real property lease in Temecula, California, at a cost of $24,000 triple net per month, which it is attempting to sublet. Three interested parties are currently considering leasing the property. The period for filing claims ended on March 31, 2000.

             Jamison v. Turbodyne. On January 21, 2000, Jamison Capital filed a complaint against Turbodyne demanding payment of $115,000.00 plus costs and interest. The complaint was filed in New Jersey State Court and later removed to Federal Court. This case has now been finally adjudicated. Jamison was awarded a break-up fee of $21,000.

             Heartland v. Turbodyne. A demand for arbitration was filed by Heartland on May 8, 2000, for alleged fees due on the sale of Pacific Baja, in the amount of $465,000.00 plus legal fees, costs and interest. A response has been filed on behalf of the Company. The parties are going into arbitration in the next quarter.

             TST v. Turbodyne. On March 13, 2000, TST filed suit against Turbodyne for $1,585,054.90 plus 10% interest, costs and attorney’s fees. This case is in the discovery phase. Interrogatories have been served and answered.

             Willett v. Turbodyne. On June 21, 2000, the Company was served with a demand for arbitration by David Willett, a former employee. The Company was served with a demand. Mr. Willett is seeking approximately $45,000 plus 200,000 stock options plus consequential damages allegedly suffered. The parties are in the process of choosing an arbitrator. The matter is expected to go to arbitration on or before February 13, 2001.

             Woollenweber v. TTI. On September 14, 2000, William Woollenweber, a former consultant to the Company, filed suit against the Company. The Company was served with the complaint on November 8, 2000. Dr. Woollenweber alleges monies owed to him in the amount of approximately $105,400 for patent rights and services rendered. The Company has not yet responded to the lawsuit.

Item 2.   Changes in securities

             On August 28, 2000, the company sold 18,605 shares of its common stock and 18,605 warrants for a total purchase price of approximately $6,000 to a member of the Board of Directors. The share purchase warrants are exercisable at a per share exercise price of approximately $.65 on or before August 28, 2003.

             The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

             On August 29, 2000, the Company sold 155,039 shares of its common stock and 155,039 warrants for a total purchase price of approximately $50,000 to an individual accredited investor who is also a member of the Board. The share purchase warrants are exercisable at a per share exercise price of approximately $.65 on or before August 29, 2003.

             The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

             On August 29, 2000, the Company sold 51,020 shares of its common stock and 51,020 warrants for a total purchase price of approximately $100,000 to an individual accredited investor. The share purchase warrants are exercisable at a per share exercise price of approximately $2.15 on or before August 29, 2003.

             The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3.   Default upon Senior Securities

             None

Item 4.   Submission of Matters to Vote of Security Holders

Item 5.   Other Information

Employment Information

             Professor Dr. Ing. Peter Hofbauer, Chairman of the Board of Turbodyne Technologies Inc., has assumed a full-time position as Executive Vice President at FEV Engine Technologies, Inc.

             Turbodyne announces termination of settlement negotiation with Leon Nowek.

             As announced by the Company on August 11, 2000, Turbodyne Technologies Inc. has terminated its settlement negotiations with Leon Nowek.

             Mr. Nowek served as a director of the Company from its inception as a public company in 1993 to October 22, 1999. He was appointed Vice Chairman of the Board in February 1998, and vacated this position on October 22, 1999. He was appointed as Acting Secretary on June 30, 1998, and as Secretary on October 12, 1998, and served in this capacity until approximately January of 1999. He served as Chief Financial Officer from June of 1995 to February 26, 1998, pursuant to an employment agreement dated August 1, 1997, as amended on January 27, 1998. From March 1, 1998 to December 17, 1999, Mr. Nowek provided financial and accounting services to the Company for which he received the same compensation as set forth in that employment agreement. From December 17, 1999 to February 14, 2000, Mr. Nowek served as Director of Corporate Finance under the same compensation arrangement set forth in his em ployment agreement.

             Since February 14, 2000, Mr. Nowek has not participated in the management of the Company, and the Company has sought to negotiate a settlement agreement with Mr. Nowek. Negotiations have reached an impasse, and therefore, the Company has terminated its settlement negotiations with Mr. Nowek.

Sale of Unregistered Shares

             As reported on Form 8-K filed August 2, 2000, the Company has been conducting an investigation into prior management’s issuance in 1999 of approximately 8.7 million shares of Common Stock (the “Issued Shares”) at prices ranging from $0.65 to $3.50 per share, for an aggregate purchase price of approximately $9.5 million. Based upon this review of transactions effected in 1999, the Company has concluded that it did not effectively register the Issued Shares under the Securities Act of 1933, or otherwise perfect an exemption from the registration requirements of the Act, and did not disclose the failure to register the Issued Shares or perfect an exemption in its reports filed under the federal securities laws.

             The investigation was undertaken by the Company’s new management and new legal counsel. The issuance of the Issued Shares, to the extent reported in the Company’s filings with the Securities and Exchange Commission (the “SEC”), were erroneously reported as being the result of a repricing and subsequent exercise of options. The

Company has reported its failure to register and properly report the issuance of the Issued Shares to the SEC in the United States and to EASDAQ in Europe, and intends to cooperate with these regulatory bodies in any further investigation.

             The Issued Shares were sold to eight institutional investors and three individuals, each of whom was located outside the United States.

             The Company has determined that its financial statements for the year ended December 31, 1999 properly reflect the issuance of the Issued Shares, the direct costs associated therewith and the per share calculations.

             It is possible that the Company may face sanctions imposed by the SEC, or claims from buyers and sellers of the Company’s securities in the market, from the initial purchasers of the Issued Shares or from persons who have purchased securities directly from the Company since the sale of the Issued Shares. The Company currently lacks the financial resources to pay any such sanction or claim. Any such sanction or claim may have a material adverse effect on the financial condition of the Company.

             The Company and its legal counsel continue to conduct an inquiry into the legality of the issuance of the Company’s securities.

Suspension of Trading on EASDAQ

             Effective August 2, 2000, Easdaq suspended trading of the Company’s shares pending a further review by Easdaq of the Company’s press release of August 1, 2000 reporting on the Company’s working capital position and the Company’s investigation into prior management’s issuance in 1999 of approximately 8.7 million shares of Common Stock.

             On August 17, 2000, the Easdaq Market Authority reviewed the decision to suspend and decided to maintain the suspension pending further investigation. Such suspension will remain in effect until October 3, 2000, unless otherwise determined by the Market Authority. On October 3, 2000 Easdaq’s Market Authority decided at its meeting to continue the suspension of trading until no earlier than 30 days after the date on which the Company files its Third Quarter 2000 results with the SEC. The Company has not been notified by Easdaq regarding the length of Easdaq’s suspension and, accordingly, the Company is unable to determine when trading of its shares on Easdaq may resume, if at all. Thus, the liquidity of the Company’s common stock and the Company’s ability to raise capital may be impaired by the suspension of trading by Easdaq.

Changes to the Board of Directors and Management

             On September 30, 2000, the Board of Directors voted to increase the number of seats on the Board to nine, and thereafter filled the two vacancies. Mr. Naresh Chander Saxena, M.D., holds medical degrees from Government College in Armitsar, India. He serves as a director of 1st Commerce Bank, Global Vision, RDL, Pacifica Optima Partners, and formerly, Valley Presbyterian Hospital. Dr. Saxena is the holder of several awards for his medical expertise and is the author of several medical articles. Dr. Saxena is currently a shareholder of Turbodyne Technologies, Inc.

             Mr. Erwin Kramer, who was also appointed to the Board, studied electro-technology, marketing and management at the University of Blelefeld and is an independent advisor and consultant regarding the financial markets to both companies and individuals. Mr. Kramer is also a shareholder of Turbodyne Technologies, Inc.

             Mr. Robert F. Taylor resigned his Directorship as part of his retirement plan. Mr. Taylor has been a Director of Turbodyne Technologies, Inc. since 1996. He served as Chief Operating Officer from January 1997 to June 1997. Mr. Taylor cited the September 30, 2000 Board and management elections as setting the stage for the future of the Company.

             Mr. Peter Kitzinski resigned his Directorship in order to devote full time to a new position in the investment banking industry. Mr. Kitzinski has been a Director of Turbodyne Technologies, Inc. since May 1999. He served as Vice President Corporate Finance Europe of Turbodyne Technologies, Inc. and as General Manager of Turbodyne Europe GmbH from 1997 until July 2000.

             Mr. Kitzinski resigned his Directorship in order to devote full time to a new position in the investment banking industry.

             In other business, the Board accepted the resignation of Mr. Gerhard E. Delf. Mr. Delf’s resignation as Chief Executive Officer and President of Turbodyne Technologies, Inc., frees him to concentrate on his other positions with the Company, that of Executive Vice President, Dynacharger OEM Programs and Chief Executive Officer and President of Turbodyne Systems, Inc. Mr. Delf will now be able to focus his attention more fully on the joint development program with Honeywell.

             The Board of Directors appointed Dr. Ing. Friedrich Goes, a current director of the Company, to the position of chief Executive Officer and President of Turbodyne Technologies, Inc. Dr. Goes has had a distinguished career in the automotive industry and brings substantial experience to the position. Dr. Goes was employed by Volkswagen AG for 32 years. He worked in the Research and Development Divisions in Germany, the United States and Spain, and from 1969 to 1994 he served as General Manager for Passenger Car Test & Development and Corporate Engineering Planning. For eight years he was a member of the Board of Directors and Executive Vice-President for Product Engineering at Volkswagen/SEAT in Spain and Volkswagen of America. After retiring from Volkswagen AG, Dr. Goes served for two years as a member of the Board of Directors of EDAG, a leading German company for automobile design and engineering, where he was responsible for Product Development and Engineering. Since 1994, he has worked as an independent engineering and management consultant with Arthur D. Little, Inc., holding the title of Senior Advisor in automotive engineering. Dr. Goes holds a Doctorate in Mechanical Engineering from the Technical University of Braunschweig, Germany.

             On November 1, 2000 Dr. Friedrich Goes resigned as Chief Executive Officer and President of Turbodyne Technologies, Inc. He was elected to that position on September 30, 2000. Dr. Goes resigned citing his inability to fulfill his duties as CEO and President while continuing to live in Germany. Dr. Goes was subsequently elected to the position of President of Turbodyne Europe.

             Mr. Gerhard Delf was elected to the Board of Directors on October 26, 2000. Subsequent to his election as a Director, Mr. Delf was re-elected to the position of Chief Executive Officer and President of Turbodyne Technologies from which he had resigned on September 30, 2000. Mr. Delf joined Turbodyne Technologies in 1998. He previously held the position of Chief Executive Officer and President for the Company from October 22, 1999, to October 14, 2000.

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

27.2	Financial Data Schedule

        (b) Reports on Form 8-K

Exhibit 99.1	Turbodyne Announces Management Changes
Exhibit 99.2	Turbodyne Reports On Corporate Progress In H1/Q2 2000
Exhibit 99.3	Turbodyne Reports On Working Capital Position And Inquiry Into Sale of Unregistered Securities
Exhibit 99.4	Turbodyne Announces Suspension of Trading On EASDAQ
Exhibit 99.5	Turbodyne Announces Termination of Settlement Negotiations With Leon Nowek
Exhibit 99.6	Turbodyne Reports Financial Results For the Quarterly Period Ended June 30, 2000
Exhibit 99.7	Turbodyne Files Amendment To Annual Report
Exhibit 99.8	Turbodyne Updates Legal Matters
Exhibit 99.9	EASDAQ Maintains Turbodyne’s Suspension
Exhibit 99.10	Turbodyne Updates Legal and Financial Affairs
Exhibit 99.11	Turbodyne Appoints New Directors and A New Chief Executive Officer
Exhibit 99.12	TST Withdraws Its Application For A Prejudgement Writ Of Attachment Against Turbodyne
Exhibit 99.13	Turbodyne Announces Changes To The Board Of Directors And Management

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURBODYNE TECHNOLOGIES INC.
Date: August 14, 2000	By:	/s/ Joseph D. Castano

Chief Financial Officer (Principal Accounting Officer)