Form 10-K
period 2000-12-31
TURBODYNE TECHNOLGIES INC
filed 2001-04-17
CIK 1022097

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT ON FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 0-21391

TURBODYNE TECHNOLOGIES INC.

Delaware (State or other jurisdiction of incorporation or organization)	95-4699061 (I.R.S. Employer Identification No.)

6155 Carpinteria Avenue, Carpinteria, California 93013
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (805) 684-4551

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

    At April 9, 2001, there were outstanding 62,581,213 shares of the common stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price of the registrant's common stock on the Pink Sheets on that date was $9,807,565.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 2000.

TURBODYNE TECHNOLOGIES INC.
ANNUAL REPORT ON FORM 10-K
INDEX

PART I

    This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "project," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and that of our officers or directors with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. You are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Annual Report on Form 10-K. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this filing. You should carefully review the cautionary statements and risk factors contained in this and other documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

GENERAL

    We are a leading engineering company in the design and development of charging technology that enhances the performance of internal combustion engines. Our technology is based on DC/AC, high-speed, high-powered, electronically commutated electric motors. We have incorporated our technology into two primary products, which are (1) the Dynacharger™ and (2) the Turbopac™.

    We were incorporated under the laws of British Colombia in 1983. We reincorporated under the laws of the State of Delaware in July 1998. We acquired our core technology from Edward M. Halimi, a former director and our former chairman of the board, former president and former chief executive officer, in July 1993 for consideration of 4,250,000 shares of our common stock. Of these shares, 3,250,000 are being held in escrow until we reach certain cash flow targets.

    During 2000, we continued to focus our resources on the research and development of products using our technology, primarily the Dynacharger™. Key elements that enabled us to concentrate on research and development included:

  •
  The sale of assets of our light metals division in a Chapter 11 bankruptcy proceeding;

  •
  Closing our offices in London, Paris, New York and Encinitas, California;

  •
  Substantial changes in management;

  •
  Settlement of many of the lawsuits and claims against us;

  •
  Raising capital through the private placement of equity securities and repricing of stock options;

  •
  Emphasizing original equipment manufacturers, or OEMs, for our Dynacharger™ and Turbopac™ product lines rather than aftermarket applications;

  •
  Continuing to develop the Dynacharger™ and Turbopac™ product lines for mass production to the automotive industry, with a primary focus on the Dynacharger™, under our joint development and license agreement with Garrett® Engine Boosting Systems, formerly Honeywell Turbocharging Systems, a division of Honeywell International, formerly Allied Signal; and

  •
  Seeking to establish additional strategic relationships with OEMs under our agreement with Honeywell.

BUSINESS STRATEGY

    We believe that the following market conditions will continue to shape the demand for our charging technology for internal combustion engines:

  •
  Worldwide, turbocharger diesel engines will continue to represent a large share of the power plants in passenger cars;

  •
  All passenger cars equipped with diesel engines in the displacement range of 1.8 to 3.5 liters, about 4 million of which were built worldwide in 2000, share the common problem of inadequate take-off performance when accelerating from low engine rpm and power, more commonly known as "turbo lag;"

  •
  Turbocharger gasoline engines are an advantageous alternative to larger displacement gasoline engines but they currently represent only approximately 1% of the power plants in passenger cars because of turbo lag;

  •
  The automobile industry is pursuing downsizing of gasoline engines to improve engine efficiency and fuel economy and although the drop in engine torque and power associated with smaller engines can be prevented by charging the downsized engine, it must be accomplished without turbo lag to be successful; and

  •
  The passenger car industry appears committed to resolving the turbo lag problem and to the best of our knowledge the charging technology as used in our product is currently the only practical solution to the problem.

    Our strategy is to take advantage of these market conditions and become the principal tier two supplier to the automotive industry for the core technology that will solve turbo lag and allow the downsizing of internal combustion engines. The key elements of our strategy include:

  •
  Increasing awareness in the automotive industry for our expertise in the field of charging internal combustion engines;

  •
  Continuing our engineering efforts to further advance our technology to widen our competitive lead for mass production of turbo lag-solving technology;

  •
  Establishing mass production capabilities for the motors and electronic controls for the Dynacharger™ and Turbopac™ product lines; and

  •
  Establishing additional strategic relationships with OEMs.

    The automotive industry has expressed serious interest in our technology to solve turbo lag. Six automobile manufacturers have purchased prototypes for testing our products. We are jointly developing the Dynacharger™ product line for mass production with Honeywell. In addition, we have secured the right to be the sole worldwide supplier of all motors, generators, electronic controls and light metals for the Dynacharger™ and Turbopac™ product lines. However, in March 2001, Honeywell informed us that we must provide it with adequate assurances regarding, among other things, our ability to meet future requirements and cure alleged past defaults under our joint development agreement with Honeywell or it will cancel the agreement with us. We do not believe that we are in default and intend to vigorously defend our position and enforce our rights under the agreement.

TECHNOLOGY

    The prevailing means for significantly increasing engine power and torque is charging the internal combustion reciprocal cycling engine. Turbocharging has evolved as the preferred technology to accomplish this. This technology uses exhaust gas energy, via a turbine, to drive a compressor that delivers air and pressurizes the engine intake system.

    These types of turbo engines have been used in passenger cars for many years, as well as light and medium duty trucks. These vehicles show high peak performance but turbo lag, or inadequate takeoff performance, continues to be a problem due to the absence of initial exhaust gas energy. Overcoming turbo lag requires the compressor to be driven by another type of energy until the engine produces sufficient exhaust gas energy.

    For several decades, the automotive industry has sought a manufacturable solution to turbo lag. Although we know of no complete solution that has been offered or implemented into mass production, we are aware of other competing technologies.

    The underlying requirement to solving the turbo lag problem is an auxiliary drive unit with a high power density capable of rapidly accelerating the compressor of a turbocharger when there is insufficient exhaust gas energy or rapidly accelerating a stand alone compressor that supports the compressor of a turbocharger when there is insufficient exhaust gas energy to compress the engine's intake air.

    We developed a high speed, high power, electronically commutated electric motor, controlled by a rapid, high-powered DC/AC electronic controller capable of sustaining motor speeds in excess of 200,000 rpm. Based on this core technology, we developed the Dynacharger™ and the Turbopac™ technology.

    The Dynacharger™ technology is accomplished by adding a high speed, high power density electric motor to a turbocharger and mounting it between and coaxially with the turbine and the compressor. For the Turbopac™ technology, the high speed, high power electronically commutated electric motor is mounted coaxially with a compressor. Automobile manufacturers are currently testing prototypes of the Dynacharger™ as a solution to turbo lag.

JOINT DEVELOPMENT AGREEMENT

    In January 1999, we entered into joint development and licensing agreements with Honeywell, which were amended in December 1999. In addition, we entered into an intellectual property and product rights agreement with Honeywell at that time. Under the terms of the agreements, as amended, we assigned our patent and trademark portfolios, including Dynacharger™ and Turbopac™, to Honeywell for $6.8 million. Of this amount, $6.65 million was used in settlement of an outstanding judgment against us. In addition, Honeywell licensed to us all intellectual property and trade secrets required to manufacture electric motors, generators, electronic controllers and light metals for the Dynacharger™ and Turbopac™. The license also gives us the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the aftermarket if Honeywell decides not to do so.

    Under the joint development agreement with Honeywell, we are required to engage in a concerted effort for the research, development and engineering for mass production of the Dynacharger™ and other electrically assisted charged air systems. We provide 40% and Honeywell provides 60% of the costs of the material and personnel required for such research and development efforts. Honeywell will pay us royalties of 3.7% on each unit sold under the agreement. However, if we fail to maintain our 40% share of the costs under the agreement, the royalty rate will be adjusted by a ratio of an actual percentage share of investment divided by 40% and multiplied by 3.2%, to which a base royalty of 0.5% will be added. We will jointly own any new technology resulting from the joint research and development efforts with Honeywell.

    In March 2001, we received a letter from Honeywell in which Honeywell alleged that we have been chronically delinquent in meeting schedule commitments under the agreement. Honeywell stated its belief that we will be unable to meet our contractual requirements and that such defaults appear to be of a nature that cannot be cured. Honeywell requested that we provide them with adequate assurances of our ability to cure past defaults and meet our ongoing obligations under the agreement no later than March 23, 2001 or they would consider the agreement terminated. We responded to Honeywell on March 19, 2001, stating that we believe we have met all of our obligations under the agreement and have not caused serious delays in customer commitments or design and testing programs. On March 23, 2001, we received another letter from Honeywell asking us to provide Honeywell with specific assurances regarding our current and future funding, our solvency, our ability to meet the capacity requirements for producing components that meet automotive industry standards and our current and future management and technical team. Honeywell sent us another letter dated April 4, 2001, listing several alleged delinquencies in meeting our contractual obligations under the agreement and requesting that we cure the alleged deficiencies within 60 days. Honeywell has stated that it will consider our failure to adequately address its concerns to be a repudiation of the agreement by us and it will consider its obligations under the agreement canceled. Honeywell claims that it will then proceed with alternative means to developing the products. We do not agree with Honeywell's position regarding delinquencies and intend to vigorously defend our position if necessary to enforce the contract.

    Under the joint development agreement, Honeywell is obligated to obtain a production or advanced development commitment for the Dynacharger™ from a third party customer by July 1, 2001. If they are unable to do so, Honeywell will grant us a non-exclusive license for the rights to market and sell the products. If Honeywell does not obtain a production commitment by January 1, 2002, Honeywell will grant us a non-exclusive sublicense for the right to sublicense the continued development and sale of the Dynacharger™ and Turbopac™. In addition, the royalty rate will be reduced by 0.5%. Honeywell has committed to pursuing aftermarket and OEM customers and obtaining supply commitments for the Turbopac™ by January 1, 2002. If it fails to obtain such supply commitments by January 1, 2003, we will be granted an exclusive license to pursue sales of the Turbopac™ and the royalty rate for Dynacharger™ products will increase to 4.7% of net profits. If this occurs, we will pay Honeywell a royalty of 2% of net profits on sales of the Turbopac™ by us. Any products developed under the joint development agreement are anticipated to be sold to automobile, heavy-duty vehicle and engine manufacturers.

    Under the agreement, Honeywell has the exclusive worldwide right to develop, manufacture, market and sell any electrically assisted turbochargers that employ an electric motor or generator for power assistance and takeoff or any improvement developed under the agreement. Honeywell also has the exclusive worldwide right to license, make, have made, use and sell any products incorporating such technology. We have the exclusive worldwide right to manufacture, market and sell all light metal castings, electric motors, generators and electronic controllers of any products developed under the agreement. A five-member committee that consists of a chairperson and two members appointed by Honeywell and two members appointed by us governs activities under the agreement.

PRODUCT DEVELOPMENT

    Commercial production of the Dynacharger™ depends on the formation of strategic relationships with manufacturers of turbochargers. We are pursuing additional strategic relationships with OEMs to develop the Dynacharger™ products for particular makes and models of vehicles under the agreement with Honeywell. We do not expect commercial production of the Dynacharger™ or Turbopac™ products for the OEM market to begin until our current relationship with Honeywell or any new strategic relationships result in orders, which may not ever occur. New strategic relationships may not ever be formed and, if produced, the Dynacharger™ may not be commercially successful.

    In July 2000, we ceased limited commercial production of selected Turbopac™ models at our Carpinteria, California facility. Currently, we have no active OEM development programs for the Turbopac™ product line.

    The limited production of our products to date has served to meet the requirements of Detroit Diesel Corporation and the evaluation of our products by other potential customers and testing agencies. The evaluations allow potential customers to determine the suitability and performance of our products for their applications. To date, there have been no significant sales of our products.

    The research and development costs incurred during each of the fiscal years ended December 31, 2000, 1999 and 1998 were approximately $3.4 million, $7.6 million and $7.9 million, respectively. We anticipate that we will continue to expend significant amounts on research and development to bring the Dynacharger™ and Turbopac™ into full scale commercial production.

OEM STRATEGY

    In 1999, we shifted our emphasis from the aftermarket segment to automotive OEMs to apply our technology to products that have a readily identifiable market as forecasted by the automotive OEMs. We expect the OEM strategy to provide the economies of scale necessary to obtain volume purchasing and manufacture for electric motors, light metals and electronic components, resulting in a lower per unit cost. We also anticipate that this OEM strategy will provide us with channels of distribution for our current and future products that are not available in the aftermarket.

URBAN BUS PROGRAM

    In the fourth quarter of 1997, under an arrangement with Detroit Diesel Corporation and in accordance with the United States Environmental Protection Agency Urban Bus Program, our Turbopac™ 2500 model was installed on city buses in Toledo, Ohio, Riverside, California and Milwaukee, Wisconsin. Following the successful installation of these products, Milwaukee Transit requested and received from the Environmental Protection Agency approval to equip 10 additional buses with the Turbopac™ 2500 model.

    In April 1998, the EPA certified the Detroit Diesel Corporation emission upgrade kit, which includes the Turbopac™ 2500 model, under the Urban Bus Retrofit/Rebuild Program. Following EPA approval, we entered into a five-year sales and marketing agreement with Detroit Diesel Corporation under which Detroit Diesel Corporation will exclusively market the Turbopac™ as part of its mechanical engine rebuild kit for the EPA Urban Bus Program.

    In June 1998, we delivered the initial stocking order of 100 Turbopacs™. To date, we have sold 575 Turbopacs™ under our agreement with Detroit Diesel Corporation. Under the terms of our joint development agreement with Honeywell, sales to Detroit Diesel Corporation will be made by Honeywell. We have not received any new orders for the Turbopac™ since June 2000.

COMPETITION

    We do not believe that there is any technology as used in our products that is in direct competition with our products. However, other competitive technology does exist. In addition, new competitors are attempting to enter the market.

    We expect that the primary competition for the Turbopac™ products will come from improvements and refinements to conventional internal combustion engines that may result in moderate, but sufficient, increases in ongoing power. Implementing these improvements may be less costly than installing a Turbopac™ product. For the Dynacharger™ products, we expect competition on large engine applications from improvements and refinements to existing turbocharger technology which may be less expensive than the Dynacharger™ products. In addition, OEMs and consumers may be more accepting of improvements to existing technology than a new technology.

    Competition for the Dynacharger™ and Turbopac™ products may also come from existing products manufactured by OEMs that do not incorporate our products into their final product. A relatively small number of OEMs have a significant share of the automotive market. Accordingly, an OEM's decision not to incorporate our products into its product lines could pose a significant threat to our success.

NASDAQ AND NASDAQ EUROPE REGULATION

    In March 1999, NASDAQ Europe, formerly EASDAQ, held a hearing to consider disciplinary action against us for, among other things, allegedly issuing press releases that contained false or misleading information. NASDAQ Europe concluded that the press releases issued by our previous management were not intentionally misleading but gave an overly optimistic impression of our prospects, NASDAQ Europe directed us to issue an announcement regarding certain business relationships.

    In August 2000, NASDAQ Europe announced that effective August 2, 2000, trading in our shares was suspended pending further review of the facts underlying a press release issued on August 1, 2000, reporting our investigation into prior management's issuance in 1999 of approximately 8.7 million shares of our common stock. On August 17, 2000, NASDAQ Europe decided to maintain the suspension until October 3, 2000. At that time, NASDAQ Europe decided to maintain the suspension pending its ongoing investigation.

    In January 2001, NASDAQ Europe began disciplinary proceedings against us for failure to meet the continuing requirements for listed financial instruments. In February 2001, NASDAQ Europe decided that the halt in trading would remain in effect pending the outcome of the disciplinary proceedings. This action was taken as a result of the findings made during the continuing monitoring of us by NASDAQ Europe.

    In March 2001, we received notice that a hearing has been set for May 2001 regarding the disciplinary proceedings against us. The notice also referenced claims filed in the Superior Court in California in March 2001 for unlawful removal of corporate directors and officers and breach of fiduciary duty with respect to our management. NASDAQ Europe has requested a letter from our legal counsel confirming that the board meetings held in February were held in compliance with the Delaware General Corporation Law, or the DGCL, and our bylaws and that the removal of certain directors and officers and the appointment of others were legally effective and validly made.

    In April 2001, we determined that it was in our best interests and that of our stockholders to seek a voluntary delisting of our shares from NASDAQ Europe since we do not currently meet the continuing requirements for listed financial instruments. In view of our decision to voluntarily delist our shares, we do not intend to request a letter from our legal counsel regarding the validity of the February board meeting and the actions taken at that meeting, although we believe that the meeting was held in compliance with the DGCL and that the officer and director removals and appointments are legally effective and validly made.

    In April 1999, our common stock was delisted from the Nasdaq SmallCap Market following a hearing with the Nasdaq Listing Qualifications Panel regarding certain press releases issued by us between May 1997 and September 1998. We intend to attempt to relist our securities on the Nasdaq SmallCap Market but do not currently meet the minimum listing requirements and may not meet them in the near future, if ever.

    From February 2000 until February 2001, we maintained a disclosure committee to review and approve our press releases. In January 2001, one of the members of the committee resigned and the remaining two members resigned in February 2001. None of the members provided a reason for their resignation. We are currently seeking qualified candidates to reconstitute the committee.

GOVERNMENT REGULATION

    In the United States, emissions standards for diesel engines are imposed by the EPA and other regulatory agencies, including the California Air Resources Board. In April 1998, we received certification by the EPA for the Detroit Diesel Corporation's emission reduction kit, which includes the Turbopac™ 2500 model, under the Urban Bus Retrofit/Rebuild Program. However, the government may increase emission standards to a level that our products currently do not satisfy. If that occurs, we may be required to expend significant resources that we do not currently have to develop and incorporate technology necessary to meet the increased standards. Any such expenditure and any delays in product development as a result of more stringent emission standards would have a material adverse affect on our results of operations.

    In March 1999, we received an executive order from the California Air Resources Board for a universal exemption of the Turbopac™ 2500 for heavy-duty diesel vehicles that are equipped with mechanical unit fuel injection and no electronic injection timing or electronic throttle delay. The executive order enables us to advertise, market and install the Turbopac™ 2500 on vehicles equipped with engines covered by the California Air Resources Board executive order. The executive order does not constitute a certification, accreditation, approval or any other type of endorsement by the California Air Resources Board of any claims of ours concerning antipollution or any other benefits of the Turbopac™.

TRADEMARKS AND PATENTS

    As of December 17, 1999, we assigned the intellectual property and product rights for our patent and trademark portfolios of the Dynacharger™ and Turbopac™ to Honeywell. The assignment covers the Turbopac, Turboflow and Dynacharger trademarks, 18 patents and 14 patent applications pending with the U.S. Patent and Trademark Office. These trademarks, patents and applications encompass the construction of the Dynacharger™ and Turbopac™ products. We have applied for numerous patents with Honywell since joint development of our products began. These patent rights are held jointly.

    William Wollenwebber, a former consultant of ours, has filed a suit alleging that we owe him approximately $106,000 for, among other things, the purchase of certain intellectual property. Mediation of this matter is scheduled for April 23, 2001.

    We require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

SALE OF LIGHT METALS DIVISION

    In September 1999, Pacific Baja Light Metals Corporation, a wholly owned subsidiary, began Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court of the Central District of California. In December 1999, the Bankruptcy Court authorized the sale of substantially all of the assets of Pacific Baja and its subsidiaries for a combination of cash and other consideration totaling approximately $14.4 million. The purchase price included the assumption of certain liabilities of Pacific Baja and a cash payment to Wells Fargo Bank, which had a financing agreement with Pacific Baja.

    To the extent that we were a guarantor of Pacific Baja, we are responsible for all amounts due under Pacific Baja's leases that were not assumed by the purchaser. One equipment lease was not assumed but, to date, the lessor has not enforced our guarantee. We do not believe that our obligations as a guarantor will exceed $40,000 under this equipment lease. In addition, one real estate lease was not assumed. As a guarantor on this lease, we were responsible for lease payments of approximately $19,500 per month until May 31, 2009. We negotiated a buy out of the lease with the landlord for a cash payment of $54,000, all of which has been paid, the issuance of 800,000 shares of our common stock and a warrant to purchase 200,000 shares of common stock at an exercise price of $.25 each.

EMPLOYEES

    As of December 31, 2000, we had approximately 58 full-time employees, including 16 administrative employees, eight manufacturing employees, 27 in research and development and seven support staff.

RISK FACTORS

    The following risk factors should be carefully reviewed in addition to the other information contained in this Annual Report on Form 10-K.

The termination of our joint development and license agreements with Honeywell would have a material adverse effect on our business.

    Letters received from Honeywell in March and April 2001 have threatened to terminate our agreements if we do not provide Honeywell with adequate assurances regarding our ability to meet our commitments under the agreements. We do not believe that we are in breach of the agreements and disagree with Honeywell's assertions regarding alleged delinquencies. Honeywell may still try to terminate the agreements forcing us into arbitration or litigation that we cannot afford to maintain. However, we intend to vigorously assert our rights to enforce this agreement.

We may not be able to continue in business even if we retain our agreements with Honeywell.

    Due to our past losses and our limited working capital, even if we continue to develop our technology with Honeywell, we may not be able to stay in business. We do not expect commercial production and sales of the Dynacharger™ to begin until 2003 and we may not be able to raise sufficient funds to continue development until that time. Our current sources of working capital are only sufficient to meet our working capital needs to April 30, 2001. If we are not able to arrange sufficient working capital to satisfy our working capital needs, we may be required to cease operations and seek relief under the appropriate statutes.

There is substantial doubt about our ability to continue as a going concern.

    We incurred significant net losses in each of the last five years resulting in an accumulated deficit of $107,224,141. In addition, we have used cash in our operating activities and disposed of our most significant subsidiary through bankruptcy proceedings. We are also subject to various lawsuits. Based on our projected cash flows for the next year, we will need to seek additional equity financing to continue our operations. These matters raise substantial doubt about our ability to continue as a going concern.

We must raise additional working capital to continue our business.

    We have only limited working capital. Our current sources of working capital are only sufficient to satisfy our anticipated working capital needs through April 30, 2001. We intend to seek additional funds through private offerings of equity or through joint development agreements. We may not be able to raise additional funds on satisfactory terms, or at all. Any additional financing would involve significant dilution to our current stockholders. In addition, we will need to obtain stockholder approval to increase the number of authorized shares before we can raise additional capital through the issuance of common stock.

We have a history of losses and anticipate future losses.

    We reported net losses of $16,962,245, $35,989,000 and $30,033,000 for the three fiscal years ended December 2000, 1999 and 1998 respectively. In addition, we have only limited working capital.

11

Substantially all of our previous revenues were derived from Pacific Baja, substantially all of the assets of which were recently sold in bankruptcy proceedings.

    Substantially all of our revenues on a consolidated basis have historically been derived from Pacific Baja. The sale of substantially all of the assets of Pacific Baja has had an adverse affect on our business and results of operations. We may also be liable as a guarantor for certain leases that were not assumed by the buyer of Pacific Baja's assets. We could also be responsible for preferential payments made by Pacific Baja before it filed its petition in bankruptcy.

Our business may be adversely affected if we are not able to achieve management stability.

    Our board of directors and management has experienced a high rate of turnover recently, which has affected our ability to focus on the core elements of our business. It is possible that we will continue to experience turnover, although we believe that our current board and executive officers will retain their positions for the foreseeable future. If management resources continue to be diverted towards replacing directors and executive officers, our business will be adversely affected.

We are under investigation by the SEC and failure to resolve the matter satisfactorily would adversely affect our business.

    The SEC's investigation of us is ongoing and we cannot predict the outcome at this time. The SEC may impose sanctions upon us or we may face claims from the initial purchasers or subsequent buyers and sellers of our securities in the market. We lack the financial resources to pay any such claims. Although the SEC stated that the investigation should not be construed as an indication that any violations have occurred or as an adverse reflection on the merits of our securities, an unsatisfactory resolution to the matters being investigated would have an adverse affect on our business. We have cooperated with the SEC and intend to continue to cooperate with any additional requests for information.

The market potential and acceptance of our products is uncertain.

    Our future financial performance depends primarily on the acceptance of products incorporating our technology by OEMs and consumers. If our products are not accepted, we will not be successful.

The failure of the Dynacharger™ to achieve commercial success will adversely affect our business.

    We have no history of revenues under our agreements with Honeywell. None of our products are commercially produced except for limited commercial production of the Turbopac™ 2500 model through June 2000. The Dynacharger™ models delivered to date are expected to be further developed with Honeywell for mass production. However, we may not be able to timely develop this product and even if timely developed, it may not be commercially accepted.

Our business could be materially adversely affected if we encounter problems in marketing our products.

    We have begun only limited commercial production of certain Turbopac™ models. Historically, we have encountered delays in development due to design defects or changes in specifications and we may continue to experience delays. These delays could increase the cost of development of our products and affect the timing of commerical availability. Our future revenues depend largely on sales of our products through Honeywell. If Honeywell encounters problems in marketing our products, our business and prospects will be materially and adversely affected. In addition, commercial production of the Dynacharger™ is not expected to begin until 2003.

    We have incurred and will likely continue to incur substantial startup costs associated with the introduction of our products. As a result, we will likely incur operating losses or experience a reduced level of profitability in periods following product introduction. New products may not receive market acceptance and may not be sold at a profit. In addition, the Dynacharger™ and Turbopac™ products have undergone only limited testing. After they are introduced commercially, these products could require additional refinement. If government emissions standards are increased, we may have to modify these products increasing the cost to us to bring them to market.

We may expend a significant amount of time and resources testing programs that may not result in any sales.

    Our marketing relationships with OEMs involve testing periods that last between three and five years. During this period, we may provide certain products free of charge or at a reduced rate. We also devote a significant amount of time and attention to pursuing these programs in an effort to obtain purchase orders for the tested products. These parties are, however, under no obligation to purchase our products and after evaluation may not purchase any products. Alternatively, they may request modifications to existing products to satisfy specific regulations imposed in countries in which they operate. Accordingly, we may devote substantial time and resources to these programs that result in limited, if any, sales.

Future revenues depend on the ability of Honeywell to protect our proprietary assets.

    Protection of trade secrets and proprietary know how is critical to our success. If our competitors independently develop similar or superior technologies or gain access to our trade secrets, our business will be materially and adversely affected. We assigned our patent and trademark rights relating to the Turbopac™ and the Dynacharger™ to Honeywell. Patent applications have been filed in the United States and certain foreign jurisdictions relating to these products. The patents may not be issued, however, or, if issued, they may be modified. If we are unable to maintain a technological advantage, our business will be adversely affected. In addition, a former consultant of ours alleges that we owe him $106,000 for the purchase of intellectual property.

If new, commercially successful techniques similar to our products are developed, our potential market share will be reduced.

    The business environment in which we operate is highly competitive. Although we know of no products that are technologically similar to ours, future competitors may develop related technologies that improve the performance of internal combustion engines or products that are not encompassed by our patents. In addition, competitors may be issued patents that inhibit our ability to develop certain products. There may also be improvements to current technologies that compete with ours. Successful development of new techniques may reduce our potential market share or make our products less attractive or obsolete, each of which would adversely affect our business. In addition, a relatively small number of OEMs hold a significant share of the automotive market. If any of the OEMs decide not to incorporate our products into their product lines, our market share might be significantly reduced. Our products may not be superior to existing or subsequently developed competitive products and we may not be able to obtain significant market share or be able to adapt to evolving markets or technologies.

We must keep pace with technological change to achieve success.

    Our success depends on the success of the initial introduction of the Dynacharger™ and Turbopac™ product lines and on our ability to enhance these products and develop new products. Changes to manufacturing technology will require us to make significant expenditures on new plants and equipment to remain competitive which could adversely affect our operating costs and results of operations. Technological change may also render our products obsolete or uneconomical.

ITEM 2.  PROPERTIES.

    We maintain our corporate headquarters and our production and assembly facilities in approximately 28,000 square feet of leased office space located in Carpinteria, California, under a month-to-month sublease between us and American Appliance Inc., a private company controlled by Mr. Halimi, a former director and our former chairman of the board, former president and former chief executive officer. The master lease expires in January 2005. The monthly rental is $28,224 plus operating costs, including taxes, insurance and utilities. We are currently seeking to sublet a portion of the space that we are not using. We believe that our existing facilities are adequate for our current business. However, on March 27, 2001, we were served with a three-day notice to pay rent or vacate the premises. The total back rent owed is $41,759.39. The landlord has indicated a willingness to work out a payment plan and we expect this matter will be resolved to our mutual satisfaction.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS.

    Class Action Lawsuits.  In January through March of 1999, six purported class action complaints were filed against us and certain of our officers and directors in the United States District Court for the Central District of California, as follows:

Abbreviated Case Name	Case No.	Date Filed
Takeda, et al. v. Turbodyne Technologies, et al.	CV-99-00697-MMM	1/22/99
Zaks, et al. v. Turbodyne Technologies, et al.	CV-99-00743-MMM	1/25/99
Lincscott, et al. v. Turbodyne Technologies, et al.	CV-99-00933-MMM	1/28/99
Siebert, et al. v. Turbodyne Technologies, et al.	CV-99-01288-MMM	2/08/99
Gentile, et al. v. Turbodyne Technologies, et al.	CV-99-02194-MMM	3/01/99
Giammarco, et al. v. Turbodyne Technologies, et al.	CV-99-02751-MMM	3/16/99

    In June 1999, the court consolidated the above actions for all purposes under the caption In Re Turbodyne Technologies Securities Litigation, Master File No. CV-99-00697-MMM (BQRx). The court also appointed the Kadner-7 Group, comprised of Ralf Kadner, Gordon Williamson & Associates, Louis T. Inglehart, Ronald Shoen, Gunter Wrieden, Combined Atlantic Carriers and Dennis Jones, as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and approved the lead plaintiffs' selection of lead counsel.

    In August 1999, the lead plaintiffs filed their consolidated class action complaint, which is now the operative complaint in the consolidated action. The consolidated action purports to be brought on behalf of individuals claiming that they purchased shares of our common stock during the period from March 1, 1997 through January 22, 1999. The plaintiffs seek unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of our Turbopac™ products and the demand and acceptance of this and other products of ours. The plaintiffs allege that these alleged misstatements caused the price of our common stock to be artificially inflated during the class period.

    These actions were tendered to our insurance carriers who appointed counsel to represent us and the other defendants in these actions and filed a motion to dismiss. The motion was granted without prejudice. In May 2000, the plaintiffs filed an amended complaint. We have filed three motions to dismiss to date, two of which have been granted without prejudice. The third motion was granted in part and denied in part. This action is in the early stages of litigation and we are currently unable to assess the likelihood of an adverse result or the possible outcome of the action.

    CW Calcaterra v. Turbodyne Technologies, Inc. and a related suit, Turbodyne Technologies v. CW Calcaterra.  In February 1997, Mr. Halimi, one of our former directors and a former executive officer, sublet certain premises with a remaining 18-month term and two five-year options. In January 1998, Mr. Halimi assigned the sublease to us. In 1998, several related actions were filed with regard to this lease in Santa Barbara Superior Court (Case No. SB224666) for unlawful detainer and declaratory relief. The parties reached a settlement agreement at a mediation in September 1999, pursuant to which we agreed to pay $200,000 to the plaintiffs, all of which was paid as of March 31, 2000.

    John P. Singleton v. Turbodyne Technologies, Inc. et al.  In December 1998, John P. Singleton filed an action against us and certain of our officers and directors in the Superior Court of the State of California for the County of Los Angeles, Northwest District (Case No. LC 047346) alleging tortious constructive discharge in violation of public policy, breach of express contract of continued employment, breach of implied covenant of good faith and fair dealing, various torts involving intentional and negligent misrepresentation, breach of contract and specific performance. Mr. Singleton alleged, among other things, that he entered into an oral contract with us to serve as our chief financial officer and later as our chief operating officer, and that the defendants created intolerable working conditions that forced him to resign. Mr. Singleton sought damages in excess of $25 million, punitive damages, attorneys' fees and costs and such other and further relief as the court deemed proper. We denied all claims and asserted affirmative defenses. We tendered this complaint to our insurance carrier and in March 2000, we reached a settlement with Mr. Singleton whereby our insurance carrier paid him $35,000.

    Turbodyne Technologies, Inc. v. Asensio.  In December 1998, we filed suit against Manuel P. Asensio & Company in the Los Angeles Superior Court (Case No. BC202422) requesting damages in an amount not less than $10 million. We sued Asensio for defamation, disparagement, intentional interference with economic relationships, fraud and unfair competition. In March 2001, we settled this lawsuit. As part of the settlement, Manuel Asensio and Asensio & Company agreed to issue a press release announcing the settlement.

    Grand Technologies et al. v. Turbodyne Technologies et al.  In March 1999, an arbitrator determined that we were liable to Grand Technologies for damages of approximately $6.65 million for negligent misrepresentation and breach of contract in the matter arising out of an exclusive distributorship agreement that we entered into with Grand Technologies in June 1996. In April 1999, the Los Angeles Superior Court confirmed the arbitrator's award, including a supplemental award of $182,000 for attorneys' fees and costs. In June 1999, we filed an appeal. In December 1999, we paid the arbitration awards out of the proceeds from the sale of the assets of our light metals division. In March 2000, we reached a global settlement with Grand Technologies settling all outstanding disputes and the appeal was dismissed. In the settlement, we issued Grand Technologies a warrant to purchase 300,000 shares of common stock at $2.53 per share exercisable on or before October 8, 2003.

    Turbodyne Technologies, Inc. v. Lloyd's of London.  In May 1999, we filed an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC209688) against certain underwriters of Lloyd's of London claiming breach of contract, breach of implied covenant of good faith and fair dealing, promissory misrepresentation and estoppel in connection with Lloyd's denial of coverage under our Directors and Officers and Company Reimbursement Indemnity Insurance Policy for the Grand Technologies matter. The defendants filed a demurrer to our complaint, or alternatively, a motion to strike certain allegations. The defendants' demurrer was denied but the motion to strike certain of our allegations was granted. We then filed a writ of mandate to the court of appeal seeking the reinstatement of the allegations. We settled this action in December 1999 and in January 2000, Lloyd's made a $1.5 million payment to us.

    SEC Investigation.  In June 1999, we received a formal request from the SEC for the production of documents relating to press releases issued by our previous management between May 1997 and September 1998. The SEC has since expanded its investigation into the unregistered issuance of shares without an exemption from the registration requirements of the SEC. The SEC has indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be construed as an adverse reflection on the merits of our securities or any person or entity. We have cooperated fully and intend to continue to cooperate fully with any additional requests of the SEC. We may face sanctions from the SEC or claims from the initial purchasers or buyers and sellers of our securities in the market. In April 2001, we sent a Wells submission to the SEC setting forth our reasons why we do not believe enforcement proceedings against us are warranted with respect to the issuance of the press releases in question.

    Bankruptcy of Pacific Baja Light Metals Corporation.  In September 1999, our wholly owned subsidiary filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. Substantially all of the assets of Pacific Baja were purchased in December 1999. In connection with the bankruptcy proceedings, which are still pending, the creditors' committee is investigating us and some of our former directors and officers as to whether preferential transfers were made to us and our affiliates before the Chapter 11 case began, including a payment of $2,130,748 to TST, Inc, $232,000 to Vista Sales and $121,983 to Pyrotek. The ability of the debtors' committee to bring an action alleging preferential transfers will expire on September 30, 2001. It is not possible at this time to predict the potential outcome of these investigations.

    Barnes-Curci Marketing v. Turbodyne Technologies, Inc.  In October 1999, we received a demand for arbitration from Barnes-Curci Marketing regarding an alleged breach of a marketing contract. We reached a structured settlement in June 2000 under which we made the first two installments of $40,000 each but failed to make the third and final installment of $40,000. We have since made two payments, and have one remaining payment of $13,333.33.

    Jamison Capital, Inc. v. Turbodyne Technologies, Inc. and Pacific Baja Light Metals Corporation.  Jamison Capital filed an action on January 21, 2000 in the Superior Court of New Jersey, Law Division, Camden County (Case No. L-00307-00) for money damages for professional services rendered to us with an alleged guarantee by Pacific Baja.  The suit sought damages of $115,000 plus interest and costs. The complaint was removed to federal court where Jamison Capital was awarded $21,000, to be paid in monthly installments of $1,000 each. The first installment was paid in January 2001 but we have made no payments since that time.

    TST, Inc. v. Turbodyne Technologies, Inc.  In March 2000, TST, Inc. filed an action against us in San Bernardino Superior Court alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, we executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that we are liable as guarantor. The complaint seeks damages of approximately $1.8 million. However, if it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000. A mandatory settlement conference is scheduled for May 3, 2001.

    Heartland Financial Corporation v. Turbodyne Technologies, Inc.  In May 2000, Heartland filed a complaint for arbitration against us in the Superior Court for the County of San Francisco seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, Turbodyne and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees from us. Heartland obtained an arbitration award against us in the amount of approximately $535,490. On April 2, 2001, we filed a motion to set aside Heartland's judgment.

    Willet v. Turbodyne Technologies, Inc.  In June 2000, David Willet, a former employee, served us with a demand for arbitration. Mr. Willet sought damages in the amount of approximately $45,000, stock options, and consequential damages. We reached a settlement with Mr. Willet under which we will issue Mr. Willet options to purchase 200,000 shares of common stock at an exercise price of $.15 per share and pay him $29,200 in nine equal installments. Mr. Willet will repay a $50,000 home loan that we extended to him, within the next five years, if our share price reaches $4.50 within that period. If our share price does not reach $4.50 within that period, the loan will be forgiven.

    Wollenweber v. Turbodyne Technologies, Inc.  In September 2000, William Wollenweber, a former consultant of ours, filed suit in the Superior Court for the County of Santa Barbara (Case No. 1036342) alleging that we owe him approximately $106,000, plus interest, for services rendered and the purchase of intellectual property. A status conference is set for April 23, 2001.

    Lombard v. Turbodyne Technologies, Inc.  In December 2000, Alain F. Lombard, one of our former consultants, served us with a demand for arbitration. Mr. Lombard alleged breach of contract and requested approximately $161,000 plus attorneys' fees and costs and an unspecified amount for alleged stock option damages. We expect to defend this action and file a timely response.

    Bowne of Los Angeles v. Turbodyne Technologies, Inc.  In December 2000, Bowne served us with a complaint for breach of contract for services rendered. The complaint seeks approximately $50,000 in charges for past services plus attorneys' fees and costs. We expect to defend this action and file a timely response.

    Turbodyne Technologies, Inc., et al. v. Wendell Andersen, et al.  Rainer Wollny, our former president and chief executive officer and a current board member, filed this action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001. The suit was filed on our behalf and that of Mr. Wollny and certain other officers, directors and stockholders of ours, using counsel that we did not authorize and against the direct instructions of the board of directors. The suit alleges breaches of fiduciary duty and seeks injunctive relief in addition to money damages in the amount of $160 million. The board of directors has determined that it is in our best interests and that of our stockholders to dismiss the action. We have filed a motion for substitution of counsel and intend to file a motion to dismiss this action with respect to our participation as a plaintiff. Gruppe Walter, another named plaintiff in the case, has also withdrawn its participation as a plaintiff. After our withdrawal, the court may or may not determine that the remaining plaintiffs have standing to continue the action. If they do not have standing, they may be given the opportunity to amend their pleadings so that the case will continue.

    Turbodyne Technologies, Inc., et al. v. Saddayapa K. Durairaj, et al.  Mr. Wollny also filed this action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046419) in March 2001. The suit was filed on our behalf and that of Mr. Wollny and certain other officers, directors and stockholders of ours, using counsel that we did not authorize and against the direct instructions of the board of directors. The board of directors has determined that it is in our best interests and that of our stockholders to dismiss the action with respect to our participation as a plaintiff. We have filed a motion for substitution of counsel and intend to file a motion to dismiss this action with respect to our participation as a plaintiff. Gruppe Walter, another named plaintiff in the case, has also withdrawn its participation as a plaintiff. After our withdrawal, the court may or may not determine that the remaining plaintiffs have standing to continue the action. If they do not have standing, they may be given the opportunity to amend their pleadings so that the case will continue.

    Turbodyne Technologies, Inc., et al. v. Sheppard, Mullin, Richter & Hampton.  Mr. Wollny also filed this action in Superior Court of the State of California for the County of Santa Barbara in March 2001. The suit was filed on our behalf and that of Mr. Wollny and certain other officers, directors and stockholders of ours, using counsel that we did not authorize and against the direct instructions of the board of directors. The suit alleges attorney malpractice. The board of directors has determined that it is in our best interests and that of our stockholders to dismiss this action with respect to our participation as a plaintiff.

    Arthur Foy v. Turbodyne Technologies.  In January 2001, Mr. Foy filed a claim with the Workers' Compensation Appeals Board of the State of California based on discrimination. We believe his claim is without merit and intend to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    The following table sets forth the reported high and low closing sales prices of our common stock for the quarters indicated as reported on NASDAQ Europe. Our common stock was traded on NASDAQ Europe under the symbol "TRBD" from July 30, 1997 to August 1, 2000. On February 5, 2001, NASDAQ Europe reviewed its decision to halt trading in the shares of our common stock and decided that the halt will remain in effect pending outcome of disciplinary proceedings. In April 2001, we decided that it was in our best interests and that of our stockholders to voluntarily delist our common stock on NASDAQ Europe.

	1999		2000
	High	Low	High	Low
First Quarter	$5.60	$3.33	$4.90	$2.48
Second Quarter	2.59	1.18	3.88	1.95
Third Quarter	3.00	1.51	2.30	1.70
Fourth Quarter	2.55	1.13	—	—

    The following table sets forth the reported high and low closing sales prices of our common stock for the quarters indicated as reported on the OTC bulletin board or the Nasdaq SmallCap Market, as applicable. Our common stock has been traded on the Pink Sheets under the symbol "TRBD" since April 2, 1999. From March 27, 1997 through January 20, 1999, our common stock was traded on the Nasdaq SmallCap Market.

	1999		2000
	High	Low	High	Low
First Quarter	$5.84	$4.40	$4.82	$2.25
Second Quarter	—	—	2.90	1.94
Third Quarter	3.00	1.28	2.07	.39
Fourth Quarter	2.50	1.06	.44	.09

    As of April 9, 2001, there were approximately 227 holders of record of our common stock.

    We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and fund research and development. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

    On October 5, 2000, we sold 213,334 shares of our common stock and issued warrants to purchase an additional 213,334 shares of common stock for a total purchase price of $64,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a per share price of approximately $.75 on or before October 5, 2003.

    On October 5, 2000, we sold 17,858 shares of our common stock and issued warrants to purchase an additional 17,858 shares of common stock for a total purchase price of $5,000. The shares were sold to an accredited investor, who is also a director of the Company, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a per share exercise price of approximately $.56 on or before October 5, 2003.

    On October 16, 2000, we sold 59,461 shares of our common stock and issued warrants to purchase an additional 59,461 shares for a total purchase price of $16,921. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.71 on or before October 17, 2003.

    On November 6, 2000, we sold 100,000 shares of our common stock and issued warrants to purchase an additional 100,000 shares for a total purchase price of $30,000. The shares were sold to an accredited investor that is a California limited partnership controlled by one of our directors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.60 on or before November 6, 2003.

    On November 15, 2000, we sold 217,392 shares of our common stock and issued warrants to purchase an additional 217,392 shares for a total purchase price of approximately $50,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.57 on or before November 15, 2003.

    On November 17, 2000, we sold 1,176,471 shares of our common stock and issued warrants to purchase an additional 1,176,471 shares for a total purchase price of approximately $200,000. The shares were sold to an accredited investor that is a California limited partnership controlled by one of our directors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.34 on or before November 17, 2003.

    On November 17, 2000, we sold 15,327 shares of our common stock and issued warrants to purchase an additional 15,327 shares for a total purchase price of approximately $4,500. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.71 on or before November 17, 2003.

    On November 17, 2000, we sold 100,000 shares of our common stock and issued warrants to purchase an additional 100,000 shares for a total purchase price of approximately $18,000. The shares were sold to an accredited investor, who is also a director of the Company, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.36 on or before November 17, 2003.

    On November 23, 2000, we sold 75,980 shares of our common stock and issued warrants to purchase an additional 75,980 shares for a total purchase price of approximately $22,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.71 on or before November 22, 2003.

    On November 30, 2000, we sold 100,000 shares of our common stock and issued warrants to purchase an additional 100,000 shares for a total purchase price of approximately $180,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.36 on or before November 30, 2003.

    On December 22, 2000, we sold 62,500 shares of our common stock and issued warrants to purchase an additional 62,500 shares for a total purchase price of approximately $5,000. The shares were sold to an accredited investor, who is also a director of the Company, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.22 on or before December 22, 2003.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data sets forth, for the periods and the dates indicated, our summary consolidated financial data. The selected consolidated statements of operations data presented below with respect to the three years ended December 31, 2000, and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996, and the consolidated balance sheet data at December 31, 1998, 1997, and 1996 are derived from our audited consolidated financial statements not included herein. The financial data presented below is qualified by reference to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales	$540	$50,218	$40,858	$39,165	$13,944
Gross Profit	678	3,788	5,033	6,839	1,843
Net Loss	(16,966)	(35,989)	(30,033)	(13,185)	(5,563)
Net Loss per Common Share	(0.35)	(0.88)	(0.88)	(0.58)	(0.33)
	December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
BALANCE SHEET DATA:
Working Capital (Deficit)	$(8,127)	$350	$4,185	$8,205	$7,026
Total Assets	1,102	6,764	55,046	49,726	39,441
Long-Term Liabilities	24	48	13,079	10,022	5,265
Total Liabilities	8,862	4,649	29,097	18,883	11,727
Shareholders' Equity	(7,760)	2,115	25,949	30,843	27,714
Number of Shares Outstanding	62,581,213	51,044,816	41,313,816	29,961,612	23,580,098

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We design, develop and manufacture charging technology for internal combustion engines. In addition, we have designed and developed high-speed, high-powered DC/AC electronically commutated electric motors that are the core of our charging technology. We incorporated our charging technology into our two principal products, which are the Turbopac™ and the Dynacharger™.

    In 1999, we shifted our emphasis from aftermarket to OEMs. In connection with this, we entered into the joint development agreement and license agreement with Honeywell under which we assigned our patent and trademark portfolios to Honeywell for $6.8 million. We also agreed to share the development costs of the Dynacharger™ and the Turbopac™ with Honeywell. By letter dated March 23, 2001, Honeywell requested from us specific assurances pertaining to our current and future funding, our solvency, our ability to meet our capacity requirements for producing the components we are obligated to sell under the agreement and our current and future management and technical team.

    Under the agreements, Honeywell holds the worldwide rights to manufacture, market and sell the Dynacharger™ and Turbopac™ product lines. We retained the sole worldwide rights to manufacture, market and sell all motors and generators, electronic controls and light metals for the Dynacharger™ and Turbopac™.

    We have reported net losses in each year since we began operations. We do not have substantial cash on hand. If financing transactions are not timely completed, our research and development efforts will be substantially delayed or eliminated and our business and results of operations will be materially adversely affected.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SALES

    Sales for the year ended December 31, 2000 decreased to $539,833 from $50,218,161 for the year ended December 31, 1999, a decrease of $49,678,328, or approximately 99%. This decrease reflects the loss of sales related to the operations of Pacific Baja, which ceased operations in December 1999. On a segment reporting basis (see Note 12), sale of Turbodyne products decreased from $1,715,161 in 1999 to $539,833 in 2000, a decrease of $1,175,328 or approximately 69%. In addition, this decrease is primarily attributable to the transfer of sales and marketing to Honeywell, pursuant to the joint development agreements, in which Honeywell recognizes sales of prototypes to the OEMs, while we do not. Furthermore, there have been no sales of the Turbopac™ since June 2000.

COST OF GOODS SOLD

    Cost of goods sold consists primarily of material, labor and applied overhead cost. Cost of goods sold in fiscal 2000 increased as a percentage of sales to 226% from 93% in 1999. The higher cost of goods sold as a percentage of net sales was a result of allocated fixed costs spread over a smaller number of units because of decreased sales. Additionally, cost of goods sold increased in 2000 because we increased inventory reserves by approximately $422,000 for obsolete inventory due to a lack of sales. In addition, the cost to manufacture limited unit prototypes results in a higher per unit cost as compared to limited run production units.

GROSS PROFIT

    Gross profit for the year 2000 decreased to $(677,759) or 126% of sales compared to $3,787,963 for the year 1999, or 8% of sales. On a segment reporting basis (see Note 12), gross profit of our products decreased from $278,963 in 1999 to $(677,759) a decrease of $956,722 or approximately 343%. The decline in gross profit was primarily attributable a $422,000 charge to obsolete inventory as explained above in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for 2000 decreased to $4,388,299 from $12,170,524 for 1999, a decrease of $7,782,225 or 64%. Selling, general and administrative expenses as a percentage of sales increased to 813% from 24% in 1999. These changes are primarily attributable to the closure of satellite offices and staff reductions implemented by management as well as staff attrition. The increase in selling general and administrative expenses as a percentage of sales are a result of the loss of sales related to the operations of Pacific Baja and lower sales to Detroit Diesel Corporation in the first half of the year.

RESEARCH AND DEVELOPMENT

    Research and development costs for fiscal year 2000 decreased to $3,416,779 from $7,585,327 for fiscal year 1999, a decrease of $4,168,548 or approximately 55%. The decrease was primarily attributable to Honeywell's increased participation in the development costs of the Dynacharger™ product line and recovery of those monies that we expended that exceeded the amount required in the joint development agreement from the previous year. We anticipate research and development costs will continue to be significant as we move toward our current development goal and refine development of the Dynacharger™ to meet OEM specifications and production requirements.

COMPENSATION EXPENSE

    During 2000, we granted options to purchase 417,000 shares of our common stock to various consultants associated with marketing, legal and related matters that we deemed essential to our operations at prices ranging from $0.23 to $3.40. As a result, we recognized $351,230 of compensation expense. From time to time we may grant a significant number of options to purchase common stock to non-employees. We recognize compensation expense in accordance with APB Opinion 25.

OTHER INCOME AND EXPENSES

    Other income and expense consists of interest expense on bank operating lines of credit and equipment finance contracts and interest income on cash. Interest expense for fiscal year 2000 decreased $1,488,001 or 97% from fiscal year 1999. This decrease was attributable to a decrease in interest expense as a result of Pacific Baja ceasing operations in December 1999. Accordingly, interest expense related to Pacific Baja's bank borrowings, credit facility and bank fees and expenses ended. We have realized expense of $813,977 in fiscal year 2000 as a result of repricing of options. We realized a loss of $70,226 on the sale of certain assets we deemed were not essential to our ongoing operations. We have litigation expenses totaling $6,022,544. This amount includes claims that may arise from actions by creditors in the Pacific Baja Bankruptcy seeking claims against preferential payments made to us and certain third parties as well as claims related to legal matters involving TST, Inc. and Heartland Financial Corp.

NET LOSS

    Net loss for 2000 was $16,966,245, a decrease of $19,022,651 compared to the prior period. Of the items attributed to the net loss for fiscal 2000, a substantial portion was on a nonrecurring basis consisting of (1) $422,131 write down of obsolete inventory, (2) $790,397 attributed to the write down of impaired assets, (3) $6,022,554 as a reserve for lawsuit settlements, (4) $709,000 due to the write off of employee advances and housing loans, and (5) $813,977 attributed to the repricing of options.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SALES

    Sales for the year ended December 31, 1999 increased to $50,218,161 from $40,858,000 for the year ended December 31, 1998, an increase of $9,360,161, or 22.9%. The increase is due primarily to an increase in the automotive components segment of our light metals division and the beginning of the sales of the Turbopac™ and the Dynacharger™. For the years ended December 31, 1999 and December 31, 1998, sales attributable to the light metals division accounted for $48,503,000 and $40,135,000, respectively. Sales attributable to the Turbopac™ and the Dynacharger™ accounted for $1,715,161 and $723,000 in fiscal year 1999 and 1998, respectively. Since the sale of the light metals division, we no longer recognize revenue from this former segment of our business.

COST OF GOODS SOLD

    Cost of goods sold consists primarily of material and labor costs attributable to our light metals division. Cost of goods sold in 1999 increased to $46,439,198 from $35,825,000 in 1998, an increase of $10,605,198, or 29.6%. Cost of goods sold as a percentage of net sales for 1999 increased to 92.5% from 87.7% in 1998. This increase is due primarily to increased manufacturing costs being realized as a result of the relocation, consolidation and modernization of all wheel production and the majority of the automotive engine components foundry and machine shop operations. These costs include, among others, the reduction in productivity as a result of relocation, inadequate inventory control and inefficient production processes resulting in an increase of scrap metal production, as well as extraordinary costs to ensure that orders received during the relocation process were timely. During the third and fourth quarters of 1999, we did not realize the anticipated favorable results on our profit margins from our modernization and relocation. This resulted in an increase in the cost of goods sold. In addition, our relocation costs were higher than expected.

    Our increased marketing efforts in 1998 led to an acceleration of orders in our automotive engine components division. Although the orders were received prior to our relocation, we incurred extraordinary costs to ensure that customer orders were timely met. In addition, increased costs incurred in the relocation process adversely affected our profit margins even though orders in this division continued to increase.

GROSS PROFIT

    Gross profit for 1999 decreased to $3,787,963, or 7.54% of sales, compared to $5,033,000, or 12.32% of sales, for 1998, a decrease of $1,245,037, or 24.7%. The decrease is due primarily to the extraordinary costs associated with the relocation, consolidation and modernization of our light metals division and the shift in product mix from aftermarket wheel sales with higher gross margins to engine component sales with lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for 1999 decreased to $12,170,524 from $15,026,000 for 1998, a decrease of $2,855,746, or 19.05%. Selling general and administrative expenses as a percentage of sales decreased to 24.2% from 36.8% for the comparable fiscal year period. These changes are due primarily to a reduction in the administrative and support staff of the light metals division. In addition, we reduced our staff by 42.6% in 1999. We also reduced our marketing expenses.

RESEARCH AND DEVELOPMENT

    Research and development costs for fiscal year 1999 decreased to $7,585,327 from $7,915,000 for fiscal year 1998, a decrease of $329,673, or 4.1%. The decrease was primarily due to Honeywell's participation in the development costs of the Dynacharger™ and recovery of a portion of the costs associated with developing prototypes for OEMs. In addition, development costs associated with the Turbopac™ 2500 model were reduced.

COMPENSATION EXPENSE

    During fiscal year 1999, we granted options to purchase 380,000 shares of common stock to consultants for various services rendered associated with marketing, legal and related matters that we deemed essential to our operations at prices ranging from $1.91 to $4.50 per share. As a result, we recognized $1,043,310 in compensation expense in fiscal year 1999. From time to time, we may grant a significant number of options to non-employees in subsequent periods. In addition, we had $3,574,405 in options granted to employees and non-employees in fiscal year 1999. We recognize compensation expense in accordance with APB Opinion 25.

OTHER INCOME AND EXPENSES

    Other income and expense consists of interest expense on bank operating lines of credit and equipment finance contracts and interest income on cash. Interest expense for fiscal year 1999 increased to $738,529, or 92.3%, from fiscal year 1998. The increase was attributable to an increase in interest expense due to a decrease in our average daily cash position, additional borrowings, bank fees and expenses as a result of our default under a credit facility and financing for property and equipment purchases. In December 1999, we assigned our intellectual property rights and rights to manufacture, market and sell our products to Honeywell for $6.8 million, approximately $6.5 million of which was used to pay an outstanding arbitration award. An extraordinary one-time income as gain on sale of patents in the amount of $5,996,789 was recognized.

NET LOSS

    Net loss for fiscal year 1999 was $35,988,896, an increase of $5,955,896 compared to the prior period. Of the increase in net loss for fiscal year 1999, a substantial portion was on a nonrecurring basis, consisting of (1) $7,551,531 paid in settlement of an arbitration award of $6.65 million and for contingent liabilities associated with certain legal actions pending against us, (2) $702,400 which is a reversal of an accrued tax for a Pacific Baja IRS audit which was submitted to the bankruptcy court and (3) $1,043,310 of non-cash non-employee compensation expenses largely attributable to consultants retained by us to assist in connection with marketing, legal, investor relations and related matters. In addition, a significant portion of the increase in net loss is directly related to the reorganization, modernization and relocation of our light metals division, which was substantially complete as of March 31, 1999. This division reported a net loss from operations of $6,594,000 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, our operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from operations of Pacific Baja. The credit facility and cash flows from Pacific Baja ceased as of October 1, 1999 when Pacific Baja filed a Chapter 11 petition in bankruptcy. For the foreseeable future, we will have to rely solely on our ability to raise funds through the private sale of our equity securities.

    Cash and cash equivalents totaled $0 at December 31, 2000, compared with $29,025 at December 31,1999. At December 31, 2000 and December 31, 1999, we had working capital (deficiency) of $(8,127,000) and $350,811, respectively.

    Cash used in operating activities for fiscal 2000 and 1999 was $4,706,577 and $9,709,060 respectively.

    Cash used in investing activities for fiscal 2000 and 1999 was $ (82,023) and $1,507,823, respectively, a gain of approximately $82,023 resulting from the sale of certain equipment not essential to our operations in 2000, and in 1999, resulting primarily from the purchase of property and equipment related to the relocation of our manufacturing facility in 1998.

    Cash provided by financing activities for fiscal 2000 and 1999 was $4,583,732 and $9,937,650, respectively, resulting primarily from the sale of equity and convertible debt securities as well as bank borrowings in 1999, and in 2000, resulting primarily from proceeds from the exercise of stock options and warrants and equity offerings through private placements.

    In an effort to create operating efficiencies and preserve working capital, in 2000 we continued a restructuring program that began in 1999, which included, reduction of debts, settlement of lawsuits, closing offices, efforts to sublet unused space at our headquarters, staff reduction and staff attrition, disposal of unnecessary assets and overall attempts at reducing operating costs. In addition we focused our resources on research and development of our products, primarily the Dynacharger™.

    Our current sources of working capital are sufficient to satisfy our anticipated working capital needs for approximately the next two weeks. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEMS 10, 11, 12 AND 13.

    The information required in these items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of our 2001 Proxy Statement, which contains such information.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

FINANCIAL STATEMENT SCHEDULES.

EXHIBITS.

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation of Turbodyne Technologies, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 10-Q")).
3.2		Bylaws of Turbodyne Technologies, Inc. (incorporated by reference to Exhibit 3.2 of the June 30, 1998 10-Q).
4.1		Form of Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form F-1 (File No. 333-7932) (the "F-1")).
4.2		Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 of the F-1).
4.3		Form of Redemption Warrant (incorporated by reference to Exhibit 4.3 of the F-1).
10.1
Joint Development Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K")).
10.2
Sub-lease dated December 1, 1994 between American Appliance, Inc. and Carole K. King (incorporated by reference to Exhibit 3(iii) to the Registrant's Annual Report on Form 20-F for the fiscal year ended December 31, 1996).
10.3		License Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 of the 1999 10-K).
10.4		Amendment to License Agreement dated December 15, 1999 (incorporated by reference to Exhibit 10.4 of the 1999 10-K).
10.5		Amendment to Joint Development Agreement dated December 15, 1999 (incorporated by reference to Exhibit 10.5 of the 1999 10-K).
10.6		Intellectual Property and Product Rights Agreement dated December 15, 1999 between Honeywell International, Inc. and the Registrant (incorporated by reference to Exhibit 10.6 of the 1999 10-K).
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of McGowan Gunterman

23.2	*	Consent of KPMG LLP
24.1	*	Power of attorney (included on signature page)
99.1	*	Press release dated January 4, 2000
99.2	*	Press release dated January 13, 2000
99.3	*	Press release dated January 20, 2000
99.4	*	Press release dated January 21, 2000
99.5	*	Press release dated January 28, 2000
99.6	*	Press release dated February 4, 2000
99.7	*	Press release dated February 11, 2000
99.8	*	Press release dated February 11, 2000
99.9	*	Press release dated February 14, 2000
99.10	*	Press release dated February 18, 2000
99.11	*	Press release dated February 18, 2000
99.12	*	Press release dated March 1, 2000
99.13	*	Press release dated March 1, 2000
99.14	*	Press release dated March 15, 2000
99.15	*	Press release dated March 21, 2000
99.16	*	Press release dated March 31, 2000
99.17	*	Press release dated April 7, 2000
99.18	*	Press release dated April 14, 2000
99.19	*	Press release dated May 12, 2000
99.20	*	Press release dated May 15, 2000
99.21	*	Press release dated May 15, 2000
99.22	*	Press release dated May 26, 2000
99.23	*	Press release dated July 3, 2000
99.24	*	Press release dated July 5, 2000
99.25	*	Press release dated August 1, 2000
99.26	*	Press release dated August 4, 2000
99.27	*	Press release dated August 11, 2000
99.28	*	Press release dated August 14, 2000
99.29	*	Press release dated August 18, 2000
99.30	*	Press release dated August 18, 2000
99.31	*	Press release dated August 21, 2000
99.32	*	Press release dated September 1, 2000
99.33	*	Press release dated October 5, 2000

99.34	*	Press release dated October 27, 2000
99.35	*	Press release dated November 1, 2000
99.36	*	Press release dated November 23, 2000
99.37	*	Press release dated November 28, 2000
99.38	*	Press release dated December 15, 2000

*
Filed herewith

(b)
REPORTS ON FORM 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.
By:	/s/ KENNETH F. FITZPATRICK Kenneth F. Fitzpatrick
Date:	April 17, 2001

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth F. Fitzpatrick and Joseph D. Castano, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

/s/ MUGURDICH BALABANIAN Mugurdich Balabanian	Chairman of the Board	April 17, 2001
/s/ KENNETH F. FITZPATRICK Kenneth F. Fitzpatrick	President, Chief Executive Officer and Director	April 17, 2001
/s/ JOSEPH D. CASTANO Joseph D. Castano	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 17, 2001
/s/ ROBERT F. TAYLOR Robert F. Taylor	Director	April 17, 2001
/s/ GERHARD E. DELF Gerhard E. Delf	Director	April 17, 2001

/s/ WENDELL R. ANDERSON Wendell R. Anderson	Director	April 17, 2001
/s/ SADDYAPA DURAIRAJ Saddyapa Durairaj	Director	April 17, 2001
/s/ NARESH SAXENA Naresh Saxena	Director	April 17, 2001
/s/ RAINER WOLLNY Rainer Wollny	Director	April 17, 2001
/s/ FRANK WALTER Frank Walter	Director	April 17, 2001
/s/ ERWIN KRAMER Erwin Kramer	Director	April 17, 2001
/s/ DANIEL GERONAZZO Daniel Geronazzo	Director	April 17, 2001
/s/ PETER KITZINSKI Peter Kitzinski	Director	April 17, 2001

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
December 31, 2000 and 1999
Index to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Turbodyne Technologies, Inc. and Subsidiaries
Carpinteria, California

    We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc., and subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 13 to the consolidated financial statements, the Company has suffered net losses in each of the last five years resulting in an accumulated deficit of $107,224,141 and a total shareholders' deficit of $7,760,382 at December 31, 2000, is subject to numerous lawsuits, including those brought against it by shareholders, and based on projected cash flows for the ensuing year the Company will require additional equity or debt financing in order to continue its present operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

McGowan Guntermann
Santa Barbara, California
April 6, 2001

PRIOR INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Turbodyne Technologies Inc.:

    We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Turbodyne Technologies Inc. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Turbodyne Technologies Inc. and subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in each of the last three years resulting in an accumulated deficit of $54,269,000 at December 31, 1998, has used cash in its operating activities in each of the last three years, has violated covenants of its debt facilities, has received an adverse award and a judgment in the aggregate amount of approximately $7.1 million related to an arbitration matter and a building lease, respectively, is subject to several class-action lawsuits brought against it by certain of its stockholders, and based on the Company's projected cash flows for the ensuring year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of amounts to be paid, if any, in connection with the aforementioned adverse award and judgment and class-action lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP
Los Angeles, California
March 15, 1999

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

ASSETS

	2000	1999
CURRENT ASSETS
Cash	$—	$29,025
Trade accounts receivable—less allowance for doubtful accounts of $0 and $45,000 in 2000 and 1999, respectively	334,209	2,677,320
Employee advances receivable—less allowance for doubtful accounts of $946,847 and $237,500 in 2000 and 1999, respectively (Note 11)	2,250	696,347
Inventories (Note 2)	363,780	1,524,261
Prepaid expenses and other current assets	11,029	24,719

Total Current Assets	711,268	4,951,672
Property and equipment, at cost, net (Note 3)	353,084	1,765,107
Other assets	37,793	46,980

TOTAL ASSETS	$1,102,145	$6,763,759

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	2000	1999
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4 and 5)	$145,293	$1,289,764
Accounts payable and cash overdraft	2,716,055	2,455,109
Accrued liabilities	265,626	506,250
Reserve for lawsuit settlements (Notes 7 & 15)	5,711,500	349,738

Total Current Liabilities	8,838,474	4,600,861
Long-term debt, less current maturities (Note 5)	24,053	47,871

Total Liabilities	8,862,527	4,648,732

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value. Authorized 1,000,000 shares	—	—
Common stock $0.001 par value. Authorized 99,000,000 shares; issued and outstanding 58,151,821 shares in 2000 and 51,044,816 shares in 1999	58,152	51,045
Treasury stock, at cost (378,580 shares)	(1,755,534)	(1,755,534)
Additional paid-in capital	101,126,022	94,057,154
Other comprehensive income	35,119	20,258
Accumulated deficit	(107,224,141)	(90,257,896)

Total Shareholders' Equity (Deficit)	(7,760,382)	2,115,027
Commitments and contingencies (Note 7 and 15)	—	—

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,102,145	$6,763,759

The accompanying notes are an integral part of these financial statements.

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Net sales	$539,833	$50,218,161	$40,858,000
Cost of sales	1,217,592	46,430,198	35,825,000

Gross Profit (Loss)	(677,759)	3,787,963	5,033,000

Selling, general and administrative expenses (Note 11)	4,388,299	12,170,524	15,026,000
Research and developments costs (Note 1L)	3,416,779	7,585,327	7,915,000
Non-employees compensation expense (Note 10)	351,230	1,043,310	3,308,000
Write-down of impaired assets (Note 1E)	790,397	—	—
Depreciation and amortization	376,551	3,692,104	3,631,000
Relocation costs (Note 8)	3,945	96,328	2,323,000

Total Operating Expense	9,327,201	24,587,593	32,203,000

Loss from Operations	(10,004,960)	(20,799,630)	(27,170,000)
Other expense (income)
Interest expense, net	50,528	1,538,529	800,000
Litigation expense (Notes 7 and 14)	6,022,554	6,051,531	1,400,000
Repricing of options	813,977	—	—
Gain on sale of patents (Note 14)	—	(5,996,789)	—
Loss on disposal of assets (Note 15)	70,226	14,298,395	—
Other, net	—	—	(37,000)

Loss before income taxes	(16,962,245)	(36,691,296)	(29,333,000)
Income tax expense (benefit) (Note 6)	4,000	(702,400)	700,000

Net Loss	$(16,966,245)	$(35,988,896)	$(30,033,000)

Net loss per common share:
Basic and diluted loss per share	$(0.35)	$(0.88)	$(0.88)
Weighted average shares used for basic and diluted loss per share	49,164,622	40,952,987	34,232,000

The accompanying notes are an integral part of these financial statements.

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2000, 1999, 1998

	Common Stock		Preferred Stock					Treasury Stock
					Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit			Net Shareholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 1997	29,961,612	$31,000	10,000	$9,604,000	$45,259,000	$22,000	$(24,073,000)	—	$—	$30,843,000
Conversion of series one class A preference stock, net of expense	4,577,899	5,000	(10,000)	(9,604,000)	9,587,000	—	—	—	—	(12,000)
Conversion of subordinated convertible debentures, net of expenses	1,099,290	1,000	—	—	2,852,000	—	—	—	—	2,853,000
Issuance of common stock for finders fees	150,000	—	—	—	375,000	—	—	—	—	375,000
Exercise of warrants	705,499	—	—	—	3,169,000	—	—	—	—	3,169,000
Exercise of stock options	4,654,892	5,000	—	—	16,864,000	—	—	—	—	16,869,000
Treasury stock repurchase	—	—	—	—	—	—	—	330,080	(1,500,000)	(1,500,000)
Translation adjustment	—	—	—	—	—	(116,000)	—	—	—	(116,000)
Preferred stock dividends declared	—	—	—	—	—	—	(163,000)	—	—	(163,000)
Preferred stock dividends paid	164,624	—	—	—	356,000	—	—	—	—	356,000
Issuance of stock options to nonemployees for services	—	—	—	—	3,308,000	—	—	—	—	3,308,000
Net loss	—	—	—	—	—	—	(30,033,000)	—	—	(30,033,000)

Balance at December 31, 1998	41,313,816	42,000	—	—	81,770,000	(94,000)	(54,269,000)	330,080	(1,500,000)	25,949,000
Exercise of stock options	160,000	—	—	—	429,100	—	—	—	—	429,100
Exercise of stock options for services rendered	100,000	—	—	—	190,847	—	—	—	—	190,847
Private placement of common stock	9,029,138	9,045	—	—	10,123,897	—	—	—	—	10,132,942
Conversion of subordinated convertible debentures, net of expenses	441,862	—	—	—	500,000	—	—	—	—	500,000
Purchase of treasury stock	—	—	—	—	—	—	—	48,500	(255,534)	(255,534)
Translation adjustment	—	—	—	—	—	114,258	—	—	—	114,258
Issuance of stock options to nonemployees for services	—	—	—	—	1,043,310	—	—	—	—	1,043,310
Net loss	—	—	—	—	—	—	(35,988,896)	—	—	(35,988,896)

Balance, December 31, 1999	51,044,816	51,045	—	—	94,057,154	20,258	(90,257,896)	378,580	(1,755,534)	2,115,027
Exercise of warrants	176,020	176	—	—	51,486	—	—	—	—	51,662
Exercise of stock options	1,943,923	1,944	—	—	3,091,428	—	—	—	—	3,093,372
Private placement of common stock	3,521,927	3,522	—	—	1,190,747	—	—	—	—	1,194,269
Shares returned	(104,865)	(105)	—	—	—	—	—	—	—	(105)
Loss on repricing of options	—	—	—	—	813,977	—	—	—	—	813,977
Conversion of debt to stock (Note 4)	1,570,000	1,570	—	—	1,570,000	—	—	—	—	1,571,570
Translation adjustment	—	—	—	—	—	14,861	—	—	—	14,861
Issuance of stock options to nonemployees for services	—	—	—	—	351,230	—	—	—	—	351,230
Net loss	—	—	—	—	—	—	(16,966,245)	—	—	(16,966,245)

Balance, December 31, 2000	58,151,821	$58,152	—	$—	$101,126,022	$35,119	$(107,224,141)	378,580	$(1,755,534)	$(7,760,382)

The accompanying notes are an integral part of these financial statements.

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net loss	$(16,966,245)	$(35,988,896)	$(30,033,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376,551	3,692,104	3,631,000
Impairment of assets	790,397	—	—
Preferred stock compensation	351,230	—	375,000
(Gain) loss on sale of assets (Note 14)	70,226	809,486	(1,000)
Loss on disposal of assets related to net book value of fixed assets, goodwill and debt (Note 15)	—	16,764,619	—
Additional interest on note conversion	108,535	—	—
Loss on repricing of options	813,977	—	—
Stock option compensation	—	1,234,157	3,308,000
(Increase) decrease in operating assets:
Trade accounts receivable	2,343,111	7,945,680	(1,359,000)
Employee advances receivable	694,097	(281,347)	(62,000)
Inventories	1,160,481	4,982,739	(1,038,000)
Prepaid expenses and other current assets	13,690	1,376,281	422,000
Other assets	9,187	1,188,020	(1,229,000)
Increase (decrease) in operating liabilities:
Trade accounts payable	195,584	(6,460,891)	3,633,000
Accrued liabilities	5,332,602	(4,271,012)	3,334,000
Income taxes payable	—	(700,000)	614,000
Deferred tax liability	—	—	136,000

Net cash used in operating activities	(4,706,577)	(9,709,060)	(18,269,000)

Cash flows from investing activities:
Purchase of property and equipment	(22,977)	(1,570,823)	(2,733,000)
Proceeds from sale of property, plant and equipment	105,000	—	8,000

Net cash provided (used) in investing activities	$82,023	$(1,570,823)	$(2,725,000)

The accompanying notes are an integral part of these financial statements.

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from financing activities:
Net proceeds from short-term borrowings	$80,878	$1,750,000	$1,676,000
Repayments under capital lease obligations	—	(1,045,976)	(1,637,000)
Repayments from long-term borrowings	—	(1,572,882)	—
Proceeds from convertible subordinated debentures	—	500,000	3,000,000
Issuance of common stock	1,190,747	10,132,942	—
Proceeds from exercise of stock options and warrants	3,246,741	429,100	20,038,000
Repurchase of treasury stock	—	(255,534)	(1,500,000)
Increase in cash overdraft	65,366	—	—
Issuance costs paid	—	—	(159,000)

Net cash provided by financing activities	4,583,732	9,937,650	21,418,000

Effect of exchange rate changes on cash	11,797	114,258	(116,000)

Net increase (decrease) in cash	(29,025)	(1,227,975)	308,000
Cash at beginning of year	29,025	1,257,000	949,000

Cash at end of year	$—	$29,025	$1,257,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$838	$1,136,433	$988,000
Income taxes	4,000	4,000	—
Supplemental disclosure of noncash investing and financing activities:
Conversion of debt to equity (Note 4)
Stock issued for debt	$1,250,000	$—	$—
Stock issued for accrued and other interest	320,000	—	—
Issuance of notes for financing of capital leases	—	644,943	2,651,000
Preferred stock dividends paid	—	—	356,000
Preferred stock dividends declared	—	—	163,000
Settlement of claim through sale of patents (Note 14)	—	6,650,000	—

The accompanying notes are an integral part of these financial statements.

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 and 1999

Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  Nature of Business

    Turbodyne Technologies, Inc. and subsidiaries (the Company), a Delaware corporation, engineers, develops, manufactures and markets products designed to enhance performance and reduce emissions of internal combustion engines. The Company has developed a patented technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated this technology into two primary products: the Turbopac and the Dynacharger, collectively called the Turbodyne Products. Although the Company has not received any new orders since June 2000, six automobile manufacturers have purchased prototypes of the DynachargerTM for testing.

    Through a wholly owned subsidiary, the Company manufactured aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels. This subsidiary also manufactured all of the engineered aluminum components for the Turbodyne Products. This wholly owned subsidiary was sold by order of the Bankruptcy Court on December 23, 1999 (Note 15). The Company has not generated significant revenues from its operations that develop engine enhancement products. See Note 12 regarding operating segments.

    The Company was delisted from Nasdaq in April 1999 and currently does not meet the continued listing requirements for the Nasdaq SmallCap Market. During 2000, the Company was suspended from trading on NASDAQ Europe, formerly EASDAQ, and voluntarily delisted from trading on NASDAQ Europe in April, 2001.

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

    E.  Long-Lived Assets

    It is the Company's policy to report long-lived assets at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. The Company annually assesses the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121.

    The Company recorded a charge of $790,397 for the write-down of certain long-lived assets during December 31, 2000. After careful assessment of various factors relevant to these assets, management determined it was appropriate to write down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted future cash flows in accordance with SFAS No. 121.

    F.  Goodwill

    Goodwill was associated with the purchase of Pacific Baja on July 2, 1996 by the Company and was being amortized on a straight-line basis over 20 years. On December 23, 1999, the assets of Pacific Baja were sold through bankruptcy (Note 15), and the net book value of the goodwill of $12,242,000 was charged to loss on disposal of assets.

    G.  Recognition of Revenue and Significant Customers

    The Company recognizes revenue upon shipment of product. The Company had sales of DynachargerTM prototypes to one significant customer constituting approximately 100% of net sales in 2000, although there have been no new orders for TurbopacTM products since June, 2000. Ninety-six percent of accounts receivable at December 31, 2000 is from reimbursement of costs for the Joint Venture (Note 16).

    The Company had sales to two significant customers constituting approximately 39% and 27%, respectively, of net sales in 1999; however these customers relate to Pacific Baja, which was disposed of through bankruptcy on December 23, 1999. Of the remaining operations, the Company has two customers that represent essentially all sales.

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

    For the years ended December 31, 2000, 1999 and 1998, options and warrants to purchase 6,898,500, 7,182,174 and 6,836,642 common stock, respectively, at prices ranging from $.37 to $6.50 were outstanding during the years but were not included in the computation of diluted EPS because the options would have an antidilutive effect on net loss per share. Other than deducting preferred stock dividends of $163,000 in 1998 to arrive at loss attributable to common stockholders, no other adjustments were made for purposes of per share calculations.

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

    K.  Stock-Based Compensation

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), effective January 1, 1996, and has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements of SFAS 123. The adoption of SFAS 123 has had no impact on the Company's financial position or results of operations.

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

    N.  Reclassifications

    Certain reclassifications have been made to the prior years' financial statements to conform with the 2000 presentation.

    O.  Comprehensive Income

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other nonowner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for each of the years in the three-year period ended December 31, 2000.

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

    Q.  Cash and Equivalents

    The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

Note 2—INVENTORIES

    Inventories are comprised of the following at December 31, 2000 and 1999:

	2000	1999
Raw materials	$1,085,911	$1,116,449
Work in process	—	154,601
Finished goods	—	553,211
Reserve for obsolescence	(722,131)	(300,000)

	$363,780	$1,524,261

Note 3—PROPERTY AND EQUIPMENT

    Property, plant and equipment, at cost, is summarized as follows:

	2000	1999
Machinery and equipment	$2,052,578	$2,454,828
Transportation equipment	168,008	221,245
Furniture and fixtures	165,723	161,155
Leasehold improvements	116,304	112,199
Equipment under capital leases	—	—

	2,502,613	2,949,427
Less: Accumulated depreciation, amortization and reserve for impairment of assets	2,149,529	1,184,320

Net property, plant and equipment	$353,084	$1,765,107

Note 4—NOTES PAYABLE

    In February, 1999, the Company signed three promissory notes totalling $1,300,000 with a relative of a former Director (and a company in which the Director had signatory power). This loan has been personally guaranteed by the Director. All notes bear interest at 12% per annum, compounded monthly. Only $1,250,000 of the $1,300,000 notes were drawn down in 1999. The notes had maturity dates occurring in 1999 and therefore the notes were considered due on demand. No interest was paid on these loans in 1999. Interest expense of $132,094 was accrued in 1999. In 2000 the note was converted to 1,570,000 shares of stock with included satisfying the $1,250,000 principal on the note, $211,465 of accrued interest, and an additional interest amount of $108,535.

Note 5—LONG-TERM DEBT

    Long-term debt at December 31, 2000 and 1999 consists of the following:

	2000	1999
Notes payable (Note 4)	$—	$1,250,000
Notes payable to officers (Note 11)	60,500	—
Other	108,846	87,635

Total long-term debt	169,346	1,337,635
Less: Current maturities	145,293	1,289,764

Long-term debt, excluding current maturities	$24,053	$47,871

    The Company's wholly owned subsidiary, Pacific Baja, had a revolving line of credit with a bank permitting borrowings up to $10 million, secured by all receivables and inventory. The borrowings bore interest at the Company's option at LIBOR plus 2% or at prime. The line of credit expired June 1, 2000. The line of credit agreement was amended on January 19, 1999 whereby the revolving line of credit was increased to $11,500,000. The outstanding balance at December 23, 1999 of approximately $8.5 million was settled through bankruptcy at a $900,000 discount.

Note 6—INCOME TAXES

    Income tax expense (benefit) is comprised of the following for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
Current:
Federal	$—	$(612,500)	$612,500
State	4,000	(89,900)	87,500

	4,000	(702,400)	700,000

Deferred:
Federal	—	—	—
State	—	—	—

	$4,000	$(702,400)	$700,000

    Total income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2000	1999	1998
Computed "expected" income tax benefit	$(6,911,436)	$(14,664,036)	$(10,778,354)
State income taxes, net of Federal benefit	—	—	—
Losses with no U.S. tax benefit	—	—	—
Nondeductible expenses	3,199,087	22,605	54,462
Change in valuation allowance	3,716,349	13,937,031	11,472,873
Other	—	—	(48,981)

Total income tax expense (benefit)	$4,000	$(702,400)	$700,000

    The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

	2000	1999
Deferred tax assets:
Accrued liabilities	$2,617,925	$741,967
Inventory—related items	294,239	122,238
Alternative minimum tax credit	55,000	55,000
Net operating loss carryover—state	1,896,237	1,972,947
Net operating loss carryover—Federal	28,678,906	24,537,575

Gross deferred tax assets	33,596,307	27,429,727
Less valuation allowance	(32,696,307)	(26,829,727)

Deferred tax assets, net of valuation allowance	900,000	600,000
Deferred tax liabilities—basis of fixed assets	(900,000)	(600,000)

Net deferred tax assets	$—	$—

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2000. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

Note 7—COMMITMENTS AND CONTINGENCIES

    A.  Leases

    The Company leases certain factory and office premises in California under noncancelable operating leases expiring between August, 2002 and May, 2009. Rental expense for 2,000, 1999 and 1998 was approximately $815,675, $908,000 and $1,061,000, respectively.

    The Company subleases its Carpinteria facility from American Appliance, Inc., a private company controlled by a former Director of the Company. Rental expense for this facility in 2000, 1999 and 1998 was approximately $381,819, $310,000 and $336,000, respectively. The Company leased the Pacific Baja facility in Mexico from certain stockholders of the Company. Rental expense for this facility in 1999 and 1998 was approximately $167,000 and $192,000, respectively. See Note 15 regarding sale of Pacific Baja assets.

    The Company had leased office facilities in Woodland Hills at approximately $11,000 per month, expiring August, 2002. The Company relocated it's corporate office from Woodland Hills to Carpinteria in November, 1999. The remaining accrued commitment is $39,964 at December 31, 2000, with an additional $18,448 due for 2001.

    Minimum future rental commitments under the operating leases as of December 31, 2000 are:

Year ending December 31:
2001	$357,136
2002	338,688
2003	338,688
2004	338,688
2005	28,224
Total future minimum lease payments	$1,401,424

    B.  Litigation

    In March 2000, TST, Inc., a vendor to a subsidiary of Pacific Baja (Note 15) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor. The complaint seeks damages of approximately $1.8 million, which is included in the legal liability reserve. However, if it is determined TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy,

TST will likely increase its claim by $2,130,000, which is included in the $3,000,000 legal reserve in Note 15.

    The Company is currently involved in various collection claims and legal actions, including shareholder claims. It is not possible at this time to predict the outcome of the legal actions. See Note 14 and 15 for additional legal matters.

Note 8—RELOCATION COSTS

    During 1998, the Company commenced a relocation of certain of its operations and incurred expenses aggregating $2,323,000 for the year ended December 31, 1998.

Note 9—STOCK OPTIONS

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

    On September 4, 1998, the Board of Directors approved an incentive stock option plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee will determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of shares of common stock under the 1998 Plan to any participant is 200,000 per participant per year. As of December 31, 2000 and 1999, 285,367 and 74,500, respectively, represent the number of unoptioned shares available for the granting of options under the 1998 Plan.

    On October 1, 1999 the Company established the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,800,000 shares of common stock. The exercise price of each option shall be determined by the Stock Option Committee but in no instance be less than the fair market value of the shares of the Company determined as the closing price of the common shares of the Company on the day preceding the date of the grant. The options maximum term is ten years. As of December 31, 2000, the number of unoptioned shares available for granting of options under the 2000 plan is 2,953,500.

    The following summarizes information relating to stock options during 2000, 1999 and 1998:

	2000
	Nonemployees		Employees		All
Fixed options	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	705,000	$3.58	5,316,298	$4.25	6,021,298	$4.17
Granted	417,400	1.52	1,576,500	1.82	1,993,900	1.76
Exercised	(443,732)	1.71	(1,500,191)	2.30	(1,943,923)	2.03
Forfeited	—	—	(379,557)	4.05	(379,557)	4.06

Outstanding at end of year	678,668	3.39	5,013,050	3.69	5,691,718	3.66
Options exercisable at end of year	678,668	3.39	4,533,717	3.80	5,416,013	3.75
Weighted average fair value of options granted during the year	—	1.43	—	0.83	—	0.96

	1999
	Nonemployees		Employees		All
Fixed options	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	430,000	$6.01	5,880,141	$4.48	6,310,141	$4.58
Granted	380,000	2.13	755,900	1.83	1,135,900	1.93
Exercised	—	—	(260,000)	5.01	(260,000)	5.59
Forfeited	(105,000)	8.37	(1,059,743)	3.92	(1,164,743)	3.87

Outstanding at end of year	705,000	3.58	5,316,298	4.25	6,021,298	4.17
Options exercisable at end of year	672,000	3.48	4,745,525	4.30	5,417,525	4.20
Weighted average fair value of options granted during the year	—	1.64	—	1.58	—	1.60

	1998
	Nonemployees		Employees		All
Fixed options	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	510,000	$4.73	3,621,500	$4.78	4,131,500	$4.77
Granted	760,000	5.88	10,496,700	4.40	11,256,700	4.50
Exercised	(230,000)	3.62	(4,899,892)	4.26	(5,129,892)	4.23
Forfeited	(610,000)	5.66	(3,338,167)	4.77	(3,948,167)	4.91

Outstanding at end of year	430,000	6.01	5,880,141	4.48	6,310,141	4.58
Options exercisable at end of year	363,333	6.15	4,619,124	4.37	4,282,457	4.50
Weighted average fair value of options granted during the year	—	4.48	—	2.94	—	3.04

	Outstanding Stock Options			Exercisable stock options
Range of exercise prices	Number of outstanding shares	Weighted average exercise price	Weighted average remaining term	Number of shares exercisable	Weighted average exercise price
Less than $2.50	2,591,359	$1.93	$3.96	2,315,663	$1.94
$2.50 to $3.50	925,259	3.50	1.61	925,250	3.50
$3.51 and up	2,175,100	5.61	2.69	2,175,100	5.61

Total	5,691,718	3.66	3.06	5,416,013	3.75

    The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $.96, $1.60 and $3.04, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2000, 1999 and 1998 expected dividend yield 0%; expected volatility of 50%; risk-free interest rate of between 5.00% and 7.20%; and expected life equal to 80% of the full term of 2 to 5 years.

    The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the method of SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2000	1999	1998
Net loss:
As reported	$(16,966,245)	$(35,988,896)	$(33,033,000)
Pro forma	(19,128,856)	(39,563,301)	(61,527,000)

Basic and diluted loss per share:
As reported	$(0.35)	$(0.88)	$(0.88)
Pro forma	(0.39)	(0.97)	(1.80)

Note 10—SHAREHOLDERS' EQUITY

    A.  Special Warrants

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

    B.  Stock Purchase Warrants

    At December 31, 2000, 1999 1998, the Company had 6,898,500, 1,160,876 and 526,501 of stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $.22 to $4.00 and expiration dates between July 2001 and 2004.

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

    E.  Share Buy-Back Plan

    On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to $3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at December 31, 2000.

    F.  Issuance of Stock Options to Nonemployees for Services

    The Company has recorded $351,230, $1,043,310 and $3,308,000 of compensation expense in 2000, 1999 and 1998 respectively, relating to stock options issued to nonemployees for services rendered during those years.

Note 11—RELATED PARTY TRANSACTIONS

    The Company made payments to related parties as follows:

	2000	1999	1998
Project management fees	$—	$180,000	$180,000
Consulting fees	—	131,539	202,000
Rent and administrative services	357,828	284,529	192,000

	$357,828	$596,068	$574,000

    The following amounts are due from related parties and are included in employee advances receivable and other assets. Although the Company is actively pursuing collection of these loans to the prior directors the amounts are considered doubtful as of December 31, 2000.

	2000	1999
Advances receivable from former directors interest free and payable on demand	$416,520	$416,520
Housing loans receivable from former directors	462,500	462,500
Less: allowance for doubtful accounts	(879,020)	(237,500)

	$-	$641,520

    The Company expended funds aggregating $7,750 and $1,464,000 in 1999,and 1998, respectively, to a Company controlled by one of its officers for research and development activities related to the Company's product development which is included in research and development costs at December 31, 1999 and 1998.

    The Company leased the Carpinteria facility and the Pacific Baja facility from related parties (see Note 7A).

    Additionally officers loaned the company $60,500 during 2000, of which no interest or principal was repaid during 2000.

Note 12—SEGMENT REPORTING

    The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate income taxes to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The business segments are summarized as follows:

	2000	1999	1998
Sales from external customers:
Aftermarket wheels*	$—	13,750,000	13,848,000
Automotive engine components*	—	34,753,000	26,287,000
Turbodyne products	539,833	1,715,161	723,000

	$539,833	50,218,161	40,858,000

Gross Profit (Loss):
Aftermarket wheels*	$—	1,079,000	2,974,000
Automotive engine components*	—	2,430,000	1,938,000
Turbodyne products	(677,759)	278,963	121,000

	$(677,759)	3,787,963	5,033,000

Loss from operations:
Aftermarket wheels*	$—	(3,216,000)	(341,000)
Automotive engine components*	—	(3,378,000)	(2,867,000)
Turbodyne products	(10,004,960)	(14,205,630)	(23,962,000)

	$(10,004,960)	(20,799,630)	(27,170,000)

Depreciation and amortization:
Aftermarket wheels*	$—	1,207,000	1,081,000
Automotive engine components*	—	1,323,000	1,349,000
Turbodyne products	376,551	412,104	1,201,000

	$376,551	2,942,104	3,631,000

Net interest expense (income):
Aftermarket wheels*	$—	912,000	703,000
Automotive engine components*	—	950,000	722,000
Turbodyne products	50,528	(323,471)	(625,000)

	$50,528	1,538,529	800,000

Capital expenditures:
Aftermarket wheels*	$—	332,000	559,000
Automotive engine components*	—	2,126,000	1,547,000
Turbodyne products	20,692	134,268	627,000

	$20,692	2,592,268	2,733,000

Total assets:
Aftermarket wheels*	$—	—	12,237,000
Automotive engine components*	—	—	22,194,000
Turbodyne products	1,102,145	6,763,759	20,615,000

	$1,102,145	6,763,759	55,046,000

*
This segment represents Pacific Baja. See Note 15

Note 13—LIQUIDITY AND CAPITAL RESOURCES

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in each of the last five years resulting in an accumulated deficit of $107,224,141 at December 31, 2000, has used cash in its operating activities in each of the last five years, has disposed of its most significant subsidiary through bankruptcy, is subject to a lawsuit brought against it by shareholders, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. Although the Company continues to raise operating funds with a combination of debt and equity instruments there is no guarantee that the company will be able to continue to finance operations by this method. The Company is also limited in raising funds through the sale of equity because of the remaining authorized shares available for sale.

    The Company continues to examine it's operation and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to raise substantial monies to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes.

Note 14—SETTLEMENT OF CLAIM—SALE OF PATENTS

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

Note 15—PACIFIC BAJA BANKRUPTCY

    In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced chapter 11 bankruptcy proceedings on September 30, 1999.

    Pursuant to the Bankruptcy court order, the assets were sold to the highest bidder at an auction on December 23, 1999, for approximately $14.4 million. There are no proceeds available for distribution to unsecured creditors, after the payment of Pacific Baja's secured debt. The Company was owed approximately $6 million.

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

    In connection with the bankruptcy proceedings, which are still pending, the creditors' committee is investigating the Company and some of its former directors and officers as to whether preferential transfers were made to the Company and its affiliates before the Chapter 11 case began, of approximately $3,000,000. The amount is included in the legal liability reserve.

    In May 2000, Heartland Financial Corporation (Heartland), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and has obtained an arbitration award against the Company in the amount of approximately $535,000 which is included in the legal liability reserve. The Company has filed an argument to have the award set aside.

Note 16—JOINT AGREEMENT

    In 1999, the Company entered into joint development and licensing agreements with the Honeywell Turbocharging Systems (Honeywell), a division of AlliedSignal Inc. Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger™ and the Turbopac™) for $6.8 million. This amount was used in settlement of a judgment (Note 14). In addition, under these agreements, the Company and Honeywell are sharing the development costs of the Dynacharger™ and the Turbopac™, the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger™ and Turbopac™, and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger™ and Turbopac™ product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger™and Turbopac™ product lines. Prototypes of the Dynacharger™ have been delivered to two automotive manufacturers in 1999, and three additional automobile manufacturers have signed agreements for the delivery of prototypes in 2000. Mass production for automotive manufacturers of the Dynacharger™ and Turbopac™ product lines is expected to commence in calendar year 2003.

    In March 2001, the Company received a letter from Honeywell in which Honeywell alleged that the Company has been chronically delinquent in meeting schedule commitments under the agreement, and that the Company will be unable to meet its contractual requirements and that such defaults appear to be of a nature that cannot be cured. Honeywell requested that the Company provide them with adequate assurances of its ability to cure past defaults and meet its ongoing obligations under the agreement no later than March 23, 2001 or they would consider the agreement terminated. The Company responded to Honeywell on March 19, 2001, stating that it believes the Company has met all of its obligations under the agreement and has not caused serious delays in customer commitments or design and testing programs. On March 23, 2001, the Company received another letter from Honeywell asking it to provide Honeywell with specific assurances regarding its current and future funding, its solvency, its ability to meet the capacity requirements for producing components that meet automotive industry standards and its current and future management and technical team. Honeywell sent the Company another letter dated April 4, 2001, listing several alleged delinquencies in meeting its contractual obligations under the agreement and requesting that the Company cure the alleged deficiencies within 60 days. Honeywell has stated that it will consider the Company's failure to adequately address its concerns to be a repudiation of the agreement by the Company and it will consider its obligations under the agreement cancelled. Honeywell claims that it will then proceed with alternative means to developing the products.

F-26

Note 17—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts- accounts receivable	Allowance for doubtful accounts- employee advances receivable	Inventory-reserve for obsolescence

Balance—December 31, 1998	270,000	—	575,000
Charged to costs and expenses	—	237,000	—
Deductions*	(225,000)	—	(275,000)

Balance—December 31, 1999	45,000	237,000	300,000
Charged to costs and expenses	—	709,347	422,131
Deductions*	(45,000)	—	—

Balance—December 31, 2000	$—	$946,847	$722,131

*
Deductions for the allowance of accounts receivable for $225,000 and $45,000 for 1999 and 2000, respectively, related to decreased accounts receivable due to: elimination of Pacific Baja subsidiary (Note 15) in 1999, and fewer orders and lack of customers in 2000. Deductions for the allowance of inventory obsolescence for $275,000 related to the elimination of the Pacific Baja subsidiary, and the reduction in inventory for the remaining operation.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEMS 10, 11, 12 AND 13.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES