Form 10-K/A
period 2000-12-31
TURBODYNE TECHNOLGIES INC
filed 2001-04-30
CIK 1022097

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT ON FORM 10-K/A

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

    None.

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

EMPLOYEES

    As of December 31, 2000, we had approximately 35 full-time employees, including 11 administrative employees, 21 in research and development and three support staff.

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

    Due to our past losses and our limited working capital, even if we continue to develop our technology with Honeywell, we may not be able to stay in business. We do not expect commercial production and sales of the Dynacharger™ to begin until 2003 and we may not be able to raise sufficient funds to continue development until that time. Our current sources of working capital are only sufficient to meet our working capital needs to May 11, 2001. If we are not able to arrange sufficient working capital to satisfy our working capital needs, we may be required to cease operations and seek relief under the appropriate statutes.

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

    We have only limited working capital. Our current sources of working capital are only sufficient to satisfy our anticipated working capital needs through May 11, 2001. We intend to seek additional funds through private offerings of equity or through joint development agreements. We may not be able to raise additional funds on satisfactory terms, or at all. Any additional financing would involve significant dilution to our current stockholders. In addition, we will need to obtain stockholder approval to increase the number of authorized shares before we can raise additional capital through the issuance of common stock.

We have a history of losses and anticipate future losses.

    We reported net losses of $16,966,245, $35,989,000 and $30,033,000 for the three fiscal years ended December 2000, 1999 and 1998 respectively. In addition, we have only limited working capital.

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

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales	$540	$50,218	$40,858	$39,165	$13,944
Gross Profit	(678)	3,788	5,033	6,839	1,843
Net Loss	(16,966)	(35,989)	(30,033)	(13,185)	(5,563)
Net Loss per Common Share	(0.35)	(0.88)	(0.88)	(0.58)	(0.33)
	December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
BALANCE SHEET DATA:
Working Capital (Deficit)	$(8,127)	$350	$4,185	$8,205	$7,026
Total Assets	1,102	6,764	55,046	49,726	39,441
Long-Term Liabilities	24	48	13,079	10,022	5,265
Total Liabilities	8,862	4,649	29,097	18,883	11,727
Shareholders' Equity	(7,760)	2,115	25,949	30,843	27,714
Number of Shares Outstanding	62,581,213	51,044,816	41,313,816	29,961,612	23,580,098

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

COST OF GOODS SOLD

    Cost of goods sold consists primarily of material and labor costs attributable to our light metals division. Cost of goods sold in 1999 increased to $46,439,198 from $35,825,000 in 1998, an increase of $10,614,198, or 29.6%. Cost of goods sold as a percentage of net sales for 1999 increased to 92.5% from 87.7% in 1998. This increase is due primarily to increased manufacturing costs being realized as a result of the relocation, consolidation and modernization of all wheel production and the majority of the automotive engine components foundry and machine shop operations. These costs include, among others, the reduction in productivity as a result of relocation, inadequate inventory control and inefficient production processes resulting in an increase of scrap metal production, as well as extraordinary costs to ensure that orders received during the relocation process were timely. During the third and fourth quarters of 1999, we did not realize the anticipated favorable results on our profit margins from our modernization and relocation. This resulted in an increase in the cost of goods sold. In addition, our relocation costs were higher than expected.

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

    Our current sources of working capital are sufficient to satisfy our anticipated working capital needs to May 11, 2001. If we are not able to obtain sufficient working capital to satisfy our working capital needs we may be required to cease operations and seek relief under the appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

    Information is set forth below with respect to each of our directors and the year in which they were first elected as a director. Each director has furnished the information as to his beneficial ownership of common stock as of April 17, 2001 and, if not employed by us, each director's principal occupation. Ages are shown as of April 17, 2001.

Name	Age	Position	Director Since
Mugurdich B. Balabanian	60	Chairman of the Board and Director	2001
Peter Kitzinski	33	Director	1999
Wendell R. Anderson	67	Director	1995
Sadayappa Durairaj	57	Director	1996
Daniel Geronazzo	70	Director	1995
Robert F. Taylor	61	Director	1996
Frank Walter	32	Director	2001
Naresh Saxena	59	Director	2000
Rainer Wollny	55	Director	2001
Erwin Kramer	48	Director	2000
Gerhard E. Delf	62	Director	1999

    Mr. Balabanian has served as a director and as chairman of the board since 2001. Since 1997, Mr. Balabanian has served as a member of the board of First Commerce Bank and, since 1999, as a member of the board of Global Vision Inc. Mr. Balabanian also served as chairman of the board of Vapor Technologies Services from 1995 to 1997. Mr. Balabanian has been in private practice in nephrology and internal medicine since 1985. Mr. Balabanian is also an assistant clinical professor at UCLA Medical Center.

    Mr. Kitzinski has served as a director since 1999. He has also served as Vice President Corporate Finance Europe of Turbodyne Technologies Inc. and as General Manager of Turbodyne Europe GmbH since 1997. Prior to that, Mr. Kitzinski worked in Germany in the investment banking industry. He holds degrees in Economics and in Business Administration from the University of Muenster and the University of Wuerzburg, Germany.

    Mr. Anderson has served as a director since 1995. Mr. Anderson is an attorney with the firm of Larkin, Hoffman, Daly and Lindgren Ltd. of Bloomington, Minnesota and has been practicing law since 1963. Mr. Anderson served as a state representative from Minnesota from 1959 to 1963 and as state senator from 1963 to 1971. In 1971, Mr. Anderson was elected as Governor of the State of Minnesota. Mr. Anderson served as a United States Senator from the State of Minnesota from 1977 to 1979. During his term, he served on various committees including the environment and public works committee, the budget committee, the natural resources committee and the armed services committee. Mr. Anderson serves as a director of FingerHut Companies Inc., a database marketing company listed on the New York Stock Exchange which sells a broad range of products through catalogs, direct marketing and the Internet, National City Bancorp, a Nasdaq listed company, and ECOS Group, Inc., a company listed on the OTC Bulletin Board and involved in waste management services. In December 1999, he was named one of Minnesota's most influential people of the 20th century by the Minneapolis Star Tribune. He also serves as Honorary Consul General for Sweden in Minnesota.

    Dr. Durairaj has served as a director since 1996. Dr. Durairaj was chairman and founder of Pacific Baja. Dr. Durairaj obtained his medical degree from Madural Medical College in India in 1996 and is certified by the American Board of Internal Medicine and the Canadian Board of Internal Medicine

and Cardiology. Since 1994, he has served as president and chief executive officer of Pacifica Hospital and Sierra Medical Clinic. He also serves as associate clinical professor of medicine at the University of Southern California. In addition, he is the chairman of the board of First Commerce Bank (California) and VSK Ferro Alloys (India).

    Mr. Geronazzo has served as a director since 1995. Mr. Geronazzo has been an attorney in private practice in British Columbia for the past 35 years. Mr. Geronazzo has practiced as a sole practitioner since 1991. He specializes in corporate, real estate and financial law. He obtained his bachelor's degree in Business Administration from Washington State University and his LLB from the University of British Columbia.

    Mr. Taylor has served as a director since 1996. Mr. Taylor is a Chartered Accountant and a member of the Institute of Chartered Accountants of Alberta, Canada. Prior to that since 1993, he served as president of Shell Canada Products. Mr. Taylor served with Shell in various capacities from 1967 in Calgary, Toronto and London, England where he worked with Shell International Petroleum Company as Area Coordinator for West and East Africa. From January to June 1997, he also served as our chief operating officer. Mr. Taylor is currently a director of Pembina Pipeline Corporation, a publicly owned income fund, and McTay Holdings Limited, a private company. Mr. Taylor is a trustee of the United Kingdom Fund of The Duke of Edinburgh's Commonwealth Study Conference. He was recently honored by the Queen who appointed him a Lieutenant of the Royal Victorian Order.

    Mr. Walter has served as a director since 2001. Mr. Walter is self-employed.

    Mr. Saxena has served as a director since 2000. Since 1976, Mr. Saxena has been a thoracic and cardiac surgeon at Valley Presbyterian Hospital in Van Nuys, California. He also served as Chief of Medical Staff at Valley Presbyterian Hospital from 1995 to 1997. In addition, Mr. Saxena serves on the boards of First Commerce Bank, Global Vision and Pacifica Optima Partners.

    Mr. Wollny has served as a director since 2001. Since 1992, Mr. Wollny has served as chief executive officer in several German and Irish companies that are engaged primarily in the business of real estate investments.

    Mr. Kramer has served as a director since 2000. Since 1972, Mr. Kramer has been an independent advisor to private companies and individuals providing auto-didactical study of the financial markets with an emphasis on shareholder value. In 1994, he provided advisory assistance to the Baltic states with an emphasis on strategic reorientation. From 1996 to 1998, Mr. Kramer provided project consultation services for the introduction of quality assurance.

    Mr. Delf has served as a director since 1999. He also served as our president and chief executive officer from October 1999 until October 2000 and from November 2000 until January 2001. Prior to being appointed chief executive officer, Mr. Delf served as executive vice president of Dynacharger OEM Programs. Prior to that, Mr. Delf was employed by Volkswagen AG and Volkswagen of America for 20 years, where for the last 12 years he held the position of chief engineer for Powertrain and Emissions. He was responsible for product engineering and introduction to production for gasoline and diesel engines, manual and automotive transmissions, and engine and transmission controls. Prior to that, Mr. Delf was manager for United States Emission Certification and Principal Engineer for electronic fuel injection and US emission controls. Additionally, Mr. Delf has been an advisor to the United States National Research Council on Combustion Engine Technology and Energy Utilization and served as a member of the Motor Vehicle Council of the Society of Automotive Engineers. He has also been an expert advisor for the United States Senate, the California Energy Commission, the United States Environmental Protection Agency, and the California Air Resources Board, on proposed emissions and fuel economy regulations, as well as advanced engine technologies.

Committees

    The standing committees of our board are the Audit Committee, the Compensation Committee, the Stock Option Committee, the Executive Committee and the Special Committee. The Audit Committee presently consists of Messrs. Geronazzo and Taylor and met five times in 2000. The Compensation Committee presently consists of Messrs. Durairaj and Anderson and met four times in 2000. The Stock Option Committee currently consists of Messrs. Durairaj and Anderson and met five times in 2000. The Executive Committee consists of Messrs. Taylor, Kitzinski and Anderson and met five times during 2000. The Special Committee currently consists of Messrs. Taylor, Durairaj, Anderson and Geronazzo and met three times during 2000.

    Audit Committee.  The Audit Committee was established in 1998 to:

  •
  Make recommendations concerning the engagement of independent public accountants;

  •
  Review with the independent public accountants the plans for, and the scope of, the audit procedures to be used and the results of the audit;

  •
  Approves the professional services provided by the independent public accountants; and

  •
  Review the adequacy and effectiveness of our internal accounting controls.

    Compensation Committee.  The Compensation Committee was established in 1997. None of the members of the Compensation Committee has ever been employed by us. The Compensation Committee considers and makes recommendations to the board regarding executive compensation.

    Stock Option Committee.  The Stock Option Committee was established in 1997. The Stock Option Committee is responsible for administering our stock option and executive incentive compensation plans. None of the members of the Stock Option Committee have ever been employed by us.

    Executive Committee.  The Executive Committee was established in 1999. Subject to certain limitations, board has delegated all of its authority to the Executive Committee. This committee was dissolved in November 2000.

    Special Committee.  The Special Committee was established in 1999 to investigate allegations of the National Association of Securities Dealers and NASDAQ Europe concerning the accuracy of certain of our press releases.

Meetings

    During fiscal 2000, the board held 13 meetings and took various actions by written consent. Each director attended at least 75% of the total number of meetings held by the board and the total number of meetings held by all committees of the board during the period within which he was a member of such committee.

    The board is divided into three classes that are elected for staggered three-year terms. The term of each class expire as follows:

  •
  Class I directors—terms expire at the annual meeting of stockholders in 2001;

  •
  Class II directors—terms expire at the annual meeting of stockholders in 2002; and

  •
  Class III directors—terms expire at the annual meeting of stockholders in 2003.

    Each director serves until the end of his term and until his successor has been elected and qualified.

Director Compensation

    The directors are reimbursed for reasonable out-of-pocket expenses in connection with their attendance at board and committee meetings. They are also periodically granted options to purchase our common stock at the discretion of the Stock Option Committee. During 2000, Messrs. Geronazzo and Delf received $9,300 in housing costs. In addition, Messrs. Geronazzo and Delf were each provided with a car.

Compensation Committee Interlocks and Insider Participation

    No interlocking relationship exists between our board of directors and the compensation committee of any other company.

Limitation of Liability and Indemnification Matters

    Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (1) for any breach of their duty of loyalty to the company or its stockholders, (2) for acts or omissions not in good faith that involve intentional misconduct or a knowing violation of law, (3) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or (4) for any transaction from which the director derived an improper personal benefit.

Executive Officers

    Set forth in the table below are the names, ages and positions of our current executive officers. Ages are shown as of April 17, 2001. Executive officers are elected by and serve at the discretion of the board. None of the executive officers has any family relationship to any director or to any other executive officer.

Name	Age	Position
Kenneth F. Fitzpatrick	60	Chief Executive Officer and President
Joseph Castano	40	Chief Financial Officer and Secretary
Duane Rosenheim	68	Chief Operating Officer

    Set forth below is a brief description of the business experience for the previous five years of all current executive officers

    Mr. Fitzpatrick has served as President and Chief Executive Officer since 2001. Prior to that he served as Vice President—Investor Relations since 1997. Prior to that, since 1992, Mr. Fitzpatrick was with Vansan Group, which provides consulting services to companies with respect to financing and investor relations.

    Mr. Castano was appointed as Chief Financial Officer on September 28, 1999 and Secretary on October 22, 1999. Prior to that, Mr. Castano was Chief Financial Officer and Chief Operating Officer of SurgiNet, LLC, a healthcare provider company, from 1996 to September 1999. From January 1991 to February 1996, he was an administrator with UCLA. From May 1989 to January 1991, Mr. Castano served as a Regional Manager of Xerox Credit Corporation. From September 1984 to April 1989, he was a Vice President with Nationwide Lease Associates, an asset based finance organization. Mr. Castano started his business career with J. Henry Schroeder Bank in August 1982. Mr. Castano is a graduate of the Wharton School of Business at the University of Pennsylvania. He received a Masters of Business Administration from Pepperdine University in April 2000. Mr. Castano is a candidate for Fellow of the American College of Medical Practice Executives and a member of the Financial

Executives Institute. Mr. Castano is currently studying for his Certified Financial Analyst—Level I exam.

    Mr. Rosenheim was appointed Chief Operating Officer of the Company in June 1998. Prior thereto, and for the past six years, Mr. Rosenheim was an independent consultant working primarily with us to develop our prototype product which has been incorporated into the Turbopac(TM) and Dynacharger(TM) products. From 1960 to 1992, Mr. Rosenheim served in several positions at the Delco Electronics Division of General Motors Corporation, including Quality Engineering Manager and Manager of the Quality, Manufacturing and Operations Administration Departments.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all compensation received for services rendered to us in all capacities for the three fiscal years ended December 31, 2000 by (1) our chief executive officer during fiscal 2000, (2) each of the other two most highly compensated executive officers who were serving as executive officers at the end of fiscal 2000, and (3) a former chief executive officer who resigned during fiscal 2000 but who earned more than $100,000 in fiscal 2000:

Summary Compensation Table

				Long-Term Compensation Awards
		Annual Compensation
	Fiscal Year			Securities Underlying Options(#)	All Other Compensation ($)
Name and Principal Position		Salary($)	Bonus($)
Gerhard E. Delf	2000	$188,750	$26,000	350,000	$42,440
President and Chief Executive Officer (1)	1999	180,000	15,000	—	—
	1998	—	—	—	—
Friedrich Goes	2000	200,000	—	—	—
Chairman of the Board (2)	1999	—	—	—	—
	1998	—	—	—	—
Joseph Castano	2000	150,000	—	150,000	—
Chief Financial Officer and Secretary	1999	150,000	—	—	—
	1998	—	—	—	—
Duane Rosenheim	2000	137,488	—	—	—
Chief Operating Officer	1999	150,000	—	100,000	—
	1998	—	—	—	—
Kenneth F. Fitzpatrick	2000	120,000	—	—	—
Vice President-Investor Relations	1999	120,000	—	—	—
	1998	120,000	—	100,000	—

(1)
Mr. Delf resigned as President and Chief Executive Officer in October 2000 and was re-appointed as President and Chief Executive Officer in November 2000.

(2)
Mr. Goes served as President and Chief Executive Officer in October 2000. Mr. Goes salary for this period was an aggregate of approximately $33,000.

Employment Agreements.

    Mr. Delf entered into an employment agreement with us dated June 1, 2000. The agreement had a term of five years and provided for a base salary of $188,750. Mr. Delf also received an annual bonus of $26,000 under the agreement.

    Mr. Castano has a severance agreement dated February 14, 2001. Under the agreement, Mr. Castano will receive six months salary upon the termination of his employment for any reason.

Stock Option Grants in Last Fiscal Year

    The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2000 to each of the named executive officers. No stock appreciation rights were granted during such period to such persons.

	Individual Grants(1)
		Percent of Total Options Granted to Employees in Period(%)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options(2)
	Number of Securities Underlying Options Granted(#)
			Exercise Price($/Sh)	Expiration Date
Name					5%($)	10%($)
Gerhard Delf	280,000		$1.87	6/01/05	$171,532	$216,453
	10,000		1.78	7/01/05	1,532	1,933
	10,000		1.51	8/01/05	3,701	4,670
	10,000		.33	9/01/05	766	966
	10,000		.32	10/01/05	893	1,127
	10,000		.31	11/01/05	1,404	1,772
	10,000		.18	12/01/05	766	966
Joseph Castano	150,000		1.81	6/01/05	91,892	115,957

(1)
The options are immediately exercisable upon grant.

(2)
Options covering an aggregate 1,988,900 shares were granted to eligible persons during the fiscal year ended December 31, 2000.

(3)
The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(4)
The Potential Realizable Value is the product (a) the difference between (i) the product of the last reported sale price per share at the date of grant and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 2000. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table can be achieved.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

    The following table sets forth the number and value of the exercisable and unexercisable options held by each of the named executive officers at December 31, 2000. None of the named executive officers exercised any options during the fiscal year ended December 31, 2000.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-The-Money Options at Fiscal Year-End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Gerhard Delf	550,000	0	0
Joseph Castano	300,000	0	0
Duane Rosenheim	100,000	0	0
Kenneth F. Fitzpatrick	100,000	0	0

(1)
All options held by our named executive offices were out of the money at December 31, 2000. As of December 31, 2000 the fair market value of our common stock, as reported by the over-the-counter market, was $.10 which was less than the exercise price of the outstanding options.

Compensation Plans

2000 Stock Option Plan

    On October 1, 1999, the 2000 Stock Option Plan was adopted by the board of directors and was subsequently approved by the stockholders. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of restricted stock, stock options, reload stock options, stock purchase warrants and other rights to acquire stock or securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. The maximum number of shares of common stock authorized for issuance under the plan is 4,800,000.

1998 Stock Incentive Plan

    On September 4, 1998, the board adopted the 1998 Stock Incentive Plan and the plan was subsequently approved by our stockholders. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of restricted stock, stock options, reload stock options, stock purchase warrants and other rights to acquire stock or securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. The maximum number of shares of common stock authorized for issuance under the plan is 4,000,000.

1997 Stock Incentive Plan

    On March 3, 1997, the board adopted the 1997 Stock Incentive Plan, which was subsequently approved by our stockholders. The maximum number of shares authorized for issuance under the plan is 2,800,000, all of which have been granted.

Transfer Agent and Registrar

    The transfer agent and registrar for our common stock is Computer Share.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and certain of our officers and persons who own more than 10% of our common stock to file reports of ownership and changes in their ownership of our common stock with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

    Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements for fiscal 2000, with the exception of Mr. Delf, who filed a late Form 5 reporting seven transactions and Messrs. Durairaj and Kramer, each of whom filed a late Form 5 reporting two transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2001 by: (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock, (2) each of our directors, (3) each of the named executive officers, and (4) all of the directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. The address of each person listed is in care of Turbodyne, 6155 Carpinteria Avenue, Carpinteria, California 93013, unless otherwise indicated.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)		Percentage of Common Stock Beneficially Owned
Edward M. Halimi	6,160,956	(2)	9.6%
c/o American Appliance
6155 Carpinteria Avenue
Carpinteria, California 90313
Gerhard Delf	750,000	(3)	1.2%
Wendell R. Anderson	332,891	(4)	*
Sadayappa Durairaj	2,835,160	(5)	3.9%
Daniel D. Geronazzo	215,000	(6)	*
Robert F. Taylor	182,749	(7)	*
Peter Kitzinski	227,465	(8)	*
Kenneth F. Fitzpatrick	220,000	(9)	*
Mugurdich Balabanian	1,872,061		3.0
Frank Walter	325,039		*
Naresh C. Saxena	892,563	(10)	1.4%
Erwin Kramer	272,500		*
Rainer Wollny	286,000		*
Duane Rosenheim	100,000	(11)	*
Joseph Castano	300,000	(12)	*
All directors and executive officers as a group (14 persons)	8,811,428		13.5%

*
Less than 1%.

(1)
Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of April 30, 2001 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)
Includes 3,250,000 shares of common stock that are held in escrow in the name of March Technologies, Inc., a private company controlled by Mr. Halimi, pending the achievement of certain financial goals, 1,355,478 shares of common stock and a warrant to purchase 1,355,478 shares of common stock held by Sunrise Investments of which Mr. Halimi is a signatory and 200,000 shares issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(3)
Includes 750,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(4)
Includes 300,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(5)
Includes 200,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(6)
Includes 215,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(7)
Includes 30,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(8)
Includes 125,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(9)
Includes 220,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(10)
Includes 400,000 shares of common stock held in a family partnership, 174,485shares of common stock held in a pension plan and 8,000 shares held in a trust of which Mr. Saxena is trustee.

(11)
Includes 100,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

(12)
Includes 300,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will exercisable within 60 days of, April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We sublease our Carpinteria facility on a month-to-month basis from a private company controlled by Mr. Halimi, a former director of ours and a former chairman of the board, president and chief executive officer. The monthly rental is $28,224 plus operating costs, including taxes, insurance and utilities.

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
Previously filed.

(b)
REPORTS ON FORM 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.
By:	/s/ KENNETH F. FITZPATRICK Kenneth F. Fitzpatrick
Date:	April 30, 2001

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

SIGNATURE	TITLE	DATE

/s/ MUGURDICH BALABANIAN Mugurdich Balabanian*	Chairman of the Board	April 30, 2001
/s/ KENNETH F. FITZPATRICK Kenneth F. Fitzpatrick	President, Chief Executive Officer and Director	April 30, 2001
/s/ JOSEPH D. CASTANO Joseph D. Castano	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 30, 2001
/s/ ROBERT F. TAYLOR Robert F. Taylor*	Director	April 30, 2001
/s/ GERHARD E. DELF Gerhard E. Delf*	Director	April 30, 2001

/s/ WENDELL R. ANDERSON Wendell R. Anderson*	Director	April 30, 2001
/s/ SADDYAPA DURAIRAJ Saddyapa Durairaj*	Director	April 30, 2001
/s/ NARESH SAXENA Naresh Saxena*	Director	April 30, 2001
/s/ RAINER WOLLNY Rainer Wollny*	Director	April 30, 2001
/s/ FRANK WALTER Frank Walter*	Director	April 30, 2001
/s/ ERWIN KRAMER Erwin Kramer*	Director	April 30, 2001
/s/ DANIEL GERONAZZO Daniel Geronazzo*	Director	April 30, 2001
/s/ PETER KITZINSKI Peter Kitzinski*	Director	April 30, 2001
*
By Kenneth F. Fitzpatrick, as attorney-in-fact and agent

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

Note 7—COMMITMENTS AND CONTINGENCIES (Continued)

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

    In March 2001, the Company received a letter from Honeywell in which Honeywell alleged that the Company has been chronically delinquent in meeting schedule commitments under the agreement, and that the Company will be unable to meet its contractual requirements and that such defaults appear to be of a nature that cannot be cured. Honeywell requested that the Company provide them with adequate assurances of its ability to cure past defaults and meet its ongoing obligations under the agreement no later than March 23, 2001 or they would consider the agreement terminated. The Company responded to Honeywell on March 19, 2001, stating that it believes the Company has met all of its obligations under the agreement and has not caused serious delays in customer commitments or design and testing programs. On March 23, 2001, the Company received another letter from Honeywell asking it to provide Honeywell with specific assurances regarding its current and future funding, its solvency, its ability to meet the capacity requirements for producing components that meet automotive

Note 16—JOINT AGREEMENT (Continued)

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
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Directors
  Committees
  Meetings
  Director Compensation
  Compensation Committee Interlocks and Insider Participation
  Limitation of Liability and Indemnification Matters
  Executive Officers
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
  Employment Agreements.
  Stock Option Grants in Last Fiscal Year
  Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
  Compensation Plans
  Transfer Agent and Registrar
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES