Form 10-Q
period 2001-03-31
TURBODYNE TECHNOLGIES INC
filed 2001-05-21
CIK 1022097

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission file number 0-21391

TURBODYNE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4699061 (IRS Employer Identification No.)

6155 Carpinteria Avenue, Carpinteria, California 93013
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (805) 684-4551

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of common stock, par value $.001 per share, outstanding was 62,581,213 on March 31, 2001.

TURBODYNE TECHNOLOGIES INC.

Report on Form 10-Q
For the Quarter Ended March 31, 2001

PART I. FINANCIAL INFORMATION

TURBODYNE TECHNOLOGIES INC
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 AND DECEMBER 31, 2000

	MARCH 31, 2001	DECEMBER 31, 2000
ASSETS
CURRENT ASSETS
CASH	—	—
TRADE ACCOUNTS RECEIVABLE, NET	308,776	334,209
EMPLOYEE ADVANCES RECEIVABLE—LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $946,847 IN 2000 AND 2001, RESPECTIVELY	3,054	2,250
INVENTORIES	361,120	363,780
PREPAID EXPENSES AND OTHER CURRENT ASSETS	11,029	11,029

TOTAL CURRENT ASSETS	683,980	711,268
PROPERTY, PLANT & EQUIPMENT, AT COST, NET	330,013	353,084
OTHER ASSETS	34,198	37,793

TOTAL ASSETS	1,048,191	1,102,145

	MARCH 31, 2001	DECEMBER 31, 2000
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILTIES
CURRENT MATURITIES OF LONG-TERM DEBT	109,994	145,293
ACCOUNTS PAYABLE AND CASH OVERDRAFT	2,837,031	2,716,055
ACCRUED LIABILTIES	953,542	265,626
CASH ADVANCED FOR UNISSUED SHARES	684,373	—
RESERVE FOR LAWSUIT SETTLEMENTS	5,503,500	5,711,500

TOTAL CURRENT LIABILITIES	9,404,067	8,838,474
LONG-TERM DEBT, LESS CURRENT MATURITIES	19,213	24,053
TOTAL LIABILITIES	9,423,280	8,862,527

STOCK HOLDERS' EQUITY (DEFICIT)
COMMON STOCK $0.001 PAR VALUE, PREFERRED STOCK, $0.001 PAR VALUE. AUTHORIZED 1,000,000 SHARES. COMMON STOCK, $0.001 PAR VALUE. AUTHORIZED 99,000,000 SHARES; ISSUED AND OUTSTANDING: 62,581,213 AS OF MARCH 31, 2000 AND 58,151,821 AS OF MARCH 31, 2000	62,581	58,152
TREASURY STOCK, AT COST	(1,755,534)	(1,755,534)
ADDITIONAL PAID IN CAPITAL	101,883,069	101,126,022
CUMULATIVE OTHER COMPREHENSIVE INCOME	35,119	35,119
ACCUMULATED DEFICIT	(108,600,323)	(107,224,141)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(8,375,089)	(7,760,382)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	1,048,191	1,102,145

TURBODYNE TECHNOLOGIES INC
CONSOLIDATED STATEMENT OF OPERATIONS
MARCH 31, 2001 AND MARCH 31, 2000

	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000
NET SALES	10,443	268,000
COST OF GOODS SOLD	2,660	254,000

GROSS PROFIT	7,783	14,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	628,036	852,000
RESEARCH AND DEVELOPMENT COSTS	731,279	1,246,000
DEPRECIATION AND AMORTIZATION	23,071	0

TOTAL OPERATION EXPENSE	1,382,386	2,098,000

LOSS FROM OPERATIONS	(1,374,603)	(2,084,000)
OTHER EXPENSE (INCOME)	(16,470)	—
INTEREST EXPENSE, NET	2,997	36,000
LITIGATION EXPENSE	15,052	—

LOSS BEFORE INCOME TAXES	(1,376,182)	(2,120,000)
INCOME TAX EXPENSE (BENEFIT)	—

NET LOSS	$(1,376,182)	$(2,120,000)

NET LOSS PER COMMON SHARE:
BASIC LOSS PER SHARE	$(0.02)	$(0.05)
DILUTED LOSS PER SHARE	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES USED FOR BASIC AND DILUTED LOSS PER SHARE	58,151,213	46,947,000

TURBODYNE TECHNOLOGIES INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(1,576,182)	$(2,120,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	23,071	92,000
(INCREASE) DECREASE IN OPERATING ASSETS:
TRADE ACCOUNTS RECEIVABLE	25,433	1,583,000
EMPLOYEE ADVANCES RECEIVABLE	(804)	(194,000)
INVENTORIES	2,660	425,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	(0)	(15,000)
OTHER ASSETS	3,595	(88,000)
INCREASE (DECREASE) IN OPERATING LIABILITIES:
TRADE ACCOUNTS PAYABLE	120,976	(168,000)
ACCRUED LIABILITIES	13,543	143,000
RESERVE FOR LAWSUIT SETTLEMENT	(8,000)	—

NET CASH USED IN OPERATING ACTIVITIES:	(1,195,709)	(342,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY AND EQUIPMENT	0	(9,000)
PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT	0	0

NET CASH USED IN INVESTING ACTIVITIES:	0	(9,000)

CASH FLOW FROM FINANCING ACTIVITIES:
NET PROCEEDS FROM SHORT-TERM BORROWINGS	20,500	30,000
ISSUANCE OF COMMON STOCK	561,476	—
CASH ADVANCED FOR UNISSUED	674,373	—
PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND WARRANTS	—	612,000
INCREASE IN CASH OVERDRAFT	(60,640)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES:	1,195,709	642,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(19,000)

NET INCREASE (DECREASE) IN CASH	—	272,000
CASH AT BEGINNING OF PERIOD	—	29,000

CASH AT END OF PERIOD	$—	$301,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$—	$3,000
INCOME TAXES	$—	$800
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
CONVERSION OF DEBT TO EQUITY
STOCK ISSUED FOR LEGAL SETTLEMENTS	$200,000	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and results may differ materially form the discussion set forth in the forward-looking statements. For a discussion of important factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

SALES

    Sales for the three months ended March 31, 2001 decreased to $10,443 from $268,000 a decrease of $257,557, or approximately 96.10%. This decrease reflects only ancillary sales of parts and services and no sales of Turbopacs ™ in the first quarter. An additional factor is the transfer of sales and marketing to Honeywell, pursuant to the joint development agreements, in which Honeywell recoginizes sales of prototypes to the OEMs, while we do not.

COST OF GOODS SOLD

    Cost of goods sold consists primarily of material, labor and applied overhead cost. Cost of goods sold for the three months ended March 31, 2001 decreased to $2,660 from $254,000 for the three months ended March 31, 2000, a decrease of $251,340 or approximately 98.95%. As a percentage of sales, cost of goods sold decreased to 25.47% from 94.78%. The decrease in cost of goods sold from March 31, 2001 to March 31, 2000 is reflective of the write down of obsolete inventory in 2000 and lower sales in the first quarter of 2001.

GROSS PROFIT

    Gross profit for the three months ended March 31, 2001 decreased to $7,783 from $14,000 for the three months ended March 31, 2000. Gross profit increased 44.40% for the three months ended March 31, 2001 from the same period ended March 31, 2000. As a percentage of sales, gross profit was 75.53% for the period ended March 31, 2001 as compared to 5.22% for the period ended March 31, 2000. The increase in gross profit as a percentage of sales reflects the loss of sales of Turbopacs in the first quarter 2001 and lower cost of goods sold.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

    Selling general and administrative expenses for the three months ended March 31, 2001 decreased to $628,036 from $852,000 for the three months ended March 31, 2000, a decrease of $223,964 or approximately 26.29%. The decrease in selling general and administrative expenses is attributable to management's continuing efforts to reduce cost and staff attrition.

RESEARCH AND DEVELOPMENT

    Research and development costs for the three months ended March 31, 2001 decreased to $731,279 from $1,246,000 for the three months ended March 31, 2000, a decrease of $514,721 or approximately 41.31%. The decrease was primarily attributable to Honeywell's increased participation in the development cost of the Dynacharger ™ product line and the recovery of those monies that we expended that exceeded the amount required in the joint development agreement from 2000 that was recovered in the first quarter 2001. We anticipate research and development costs will continue to be significant as we move toward our current development goal and refine development of the Dynacharger ™ to meet OEM specifications and production requirements.

OTHER INCOME AND EXPENSES

    Other income and expenses consists of interest and litigation expense and other income. Interest expense for the three months ended March 31, 2001 was $13,011, legal expense was $15,052 and other income was $16,470. Other income and expense decreased 95.61% from the three months ended March 31, 2000.

NET LOSS

    Net loss for the three months ended March 31, 2001 was $1,576,182 compared to $2,120,000 for the same period in 2000, a decrease of 54.05%. The decrease is the result of reduced selling, general and adminsitrative expenses as discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been financed principally through the private sale of our equity securities.

    Cash used in operating activities for the three months ended March 31, 2001 was $1,195,709 compared to $342,000 for the comparable period in 2000.

    Cash used in investing activities for the three months ended March 31, 2001 was $0 compared to $9,000 for the comparable period in 2000.

    Cash provided by financing activities for the three months ended March 31, 2001 was $1,195,709 compared to $642,000 for the comparable period in 2000, resulting primarily from the sale of equity.

    In an effort to create operating efficiencies and preserve working capital, for the three months ended March 31, 2001 we continued our restructuring program which included settlement of lawsuits, efforts to sublet unused space at our headquarters, staff attrition, disposal of unnecessary assets and inventory and overall attempts at reducing operating costs. In addition we continued to focus our resources on research and development of our products, primarily the Dynacharger™.

    Our current sources of working capital are sufficient to satisfy our anticipated working capital needs to June 7, 2001. If we are not able to obtain sufficient working capital to satisfy our working capital needs we may be required to cease operations and seek relief under the appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Turbodyne Technologies, Inc. et al. v. Sheppard, Mullin, Richter & Hampton. Rainer Wollny, our former president and chief executive officer and a current board member, filed this action in Superior Court of the State of California for the County of Santa Barbara in March 2001. The suit was filed on our behalf and that of Mr. Wollny and certain other officers, directors and stockholders of ours, using counsel that we did not authorize and against the direct instructions of the board of directors. The suit alleged attorney malpractice. The board of directors determined that it was in our best interests and that of our stockholders to dismiss this action with respect to our participation as a plaintiff. On May 7, 2001, the Superior Court of the State of California granted our request to be dismissed as a plaintiff from this action.

Item 2. Changes in Securities and Use of Proceeds

    On January 8, 2001, we sold 86,058 shares of our common stock and issued warrants to purchase an additional 86,058 shares of common stock for a total purchase price of $24,476.40. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a per share price of approximately $.71 on or before January 8, 2004.

    On January 12, 2001, we sold an aggregate of 2,433,334 shares of our common stock and issued warrants to purchase an additional 2,433,334 shares of common stock for a total purchase price of $365,000. The shares were sold to three individual accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a per share exercise price of approximately $.30 on or before January 23, 2003.

    On January 17, 2001, we sold 40,000 shares of our common stock an issued warrants to purchase an additional 40,000 shares for a total purchase price of $8,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a per share exercise price of approximately $.40 on or before January 17, 2003.

    On January 18, 2001, we sold an aggregate of 1,070,000 shares of our common stock and issued warrants to purchase an additional 1,070,000 shares for a total purchase price of $164,000. The shares were sold to three individual accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before January 20, 2003.

    On February 9, 2001, we sold 714,286 shares of our common stock and issued warrants to purchase an additional 714,286 shares for a total purchase price of approximately $150,000. The shares were sold to an accredited investor who is also one of our directors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.42 on or before February 9, 2004.

    On February 14, 2001, we sold 263, 158 shares of our common stock and issued warrants to purchase an additional 263,158 shares for a total purchase price of approximately $50,000. The shares were sold to an accredited investor who is also one of our directors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before February 12, 2004.

    On February 15, 2001, we issued 800,000 shares of our common stock and issued warrants to purchase an additional 200,000 shares. The shares were issued in reliance on Regulation D and/or Section 4(2) of the Securities Act in settlement of a lawsuit. The warrants are exercisable at a price per shares of approximately $.25 on or before February 2004.

    On February 21, 2001, we sold 433,333 shares of our common stock and issued warrants to purchase an additional 433,333 shares for a total purchase price of approximately $65,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.30 on or before February 21, 2004.

    On February 23, 2001, we sold 263,158 shares of our common stock and issued warrants to purchase an additional 263,158 shares for a total purchase price of approximately $50,000. The shares were sold to an individual accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before February 23, 2004.

    On February 23, 2001, we sold 263,158 shares of our common stock and issued warrants to purchase an additional 263,158 shares for a total purchase price of approximately $50,000. The shares were sold to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before February 23, 2004.

    On February 28, 2001, we sold 358,800 shares of our common stock and issued warrants to purchase an additional 358,800 shares for a total purchase price of approximately $89,700. The shares were sold to an individual accredited investor in reliance on Regulation S and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.56 on or before March 1, 2004.

    On March 12, 2001, we sold 238, 095 shares of our common stock and issued warrants to purchase an additional 238,095 shares for a total purchase price of approximately $50,000 to an individual accredited investor in reliance on Regulation S and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.56 on or before March 12, 2004.

    On March 12, 2001, we sold 238,095 shares of our common stock and issued warrants to purchase an additional 238,095 shares for a total purchase price of approximately $50,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.56 on or before March 12, 2004.

    On March 14, 2001, we sold 100,000 shares of our common stock and issued warrants to purchase an additional 100,000 shares for a total purchase price of approximately $20,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.52 on or before March 14, 2004.

    On March 15, 2001, we sold 150,000 shares of our common stock and issued warrants to purchase an additional 150,000 shares for a total purchase price of approximately $30,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.52 on or before March 15, 2004.

    On March 19, 2001, we sold 105,263 shares of our common stock and issued warrants to purchase an additional 105,263 shares for a total purchase price of approximately $20,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.52 on or before March 19, 2004.

    On March 20, 2001, we sold 157,895 shares of our common stock and issued warrants to purchase ad additional 157,895 shares for a total purchase price of approximately $30,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.52 on or before March 22, 2004.

    On March 26, 2001, we sold 52,632 shares of our common stock and issued warrants to purchase ad additional 52,632 shares for a total purchase price of approximately $10,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.46 on or before March 26, 2004.

    On March 30, 2001, we sold 62,500 shares of our common stock and issued warrants to purchase an additional 62,500 shares for a total purchase price of approximately $10,000 to an individual accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities. The warrants are exercisable at a price per share of approximately $.42 on or before March 30, 2004.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

EXHIBIT NUMBER	DESCRIPTION
99.1	Press Release dated January 11, 2001
99.2	Press Release dated January 24, 2001
99.3	Press Release dated February 20, 2001
99.4	Press Release dated March 12, 2001
(b)
Reports on Form 8-K

    None.

10

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.
May 21, 2001	By:	/s/ JOSEPH CASTANO Joseph Castano, Secretary and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Cash Flows
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE