Form 10-K/A
period 2000-12-31
TURBODYNE TECHNOLGIES INC
filed 2001-05-23
CIK 1022097

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

    None.

    This Report is filed to amend our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 19, 2001, as amended by Amendment No. 1 filed with the Commission on April 30, 2001. This Amendment No. 2 is filed to amend and restate Items 10 and 12.

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

    Mr. Anderson has served as a director since 1995. Mr. Anderson is an attorney with the firm of Larkin, Hoffman, Daly and Lindgren Ltd. of Bloomington, Minnesota and has been practicing law since 1963. Mr. Anderson served as a state representative from Minnesota from 1959 to 1963 and as state senator from 1963 to 1971. In 1971, Mr. Anderson was elected as Governor of the State of Minnesota. Mr. Anderson served as a United States Senator from the State of Minnesota from 1977 to 1979. During his term, he served on various committees including the environment and public works committee, the budget committee, the natural resources committee and the armed services committee. Mr. Anderson serves as a director of FingerHut Companies Inc., a database marketing company listed on the New York Stock Exchange, which sells a broad range of products through catalogs, direct marketing and the Internet. Mr. Anderson also serves as a director of National City Bancorp, a Nasdaq listed company, and ECOS Group, Inc., a company listed on the OTC Bulletin Board and involved in waste management services. In December 1999, he was named one of Minnesota's most influential people of the 20th century by the Minneapolis Star Tribune. He also serves as Honorary Consul General for Sweden in Minnesota.

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

    Mr. Taylor has served as a director since 1996. Mr. Taylor is a Chartered Accountant and a member of the Institute of Chartered Accountants of Alberta, Canada. Prior to that, since 1993, he served as president of Shell Canada Products. Mr. Taylor served with Shell in various capacities from 1967 in Calgary, Toronto and London, England where he worked with Shell International Petroleum Company as Area Coordinator for West and East Africa. From January to June 1997, he also served as our chief operating officer. Mr. Taylor is currently a director of Pembina Pipeline Corporation, a publicly owned income fund, and McTay Holdings Limited, a private company. Mr. Taylor is a trustee of the United Kingdom Fund of The Duke of Edinburgh's Commonwealth Study Conference. He was recently honored by the Queen who appointed him a Lieutenant of the Royal Victorian Order.

    Mr. Walter has served as a director since 2001. Mr. Walter has been a self-employed financial consultant since 1994. From 1991 to 1994, Mr. Walter was area manager for industrial services with a German company. Mr. Walter received a degree in economics from the University of Applied Sciences in Darmstadt.

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

  •
  Approve the professional services provided by the independent public accountants; and

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

    Executive Committee.  The Executive Committee was established in 1999. Subject to certain limitations, the board delegated all of its authority to the Executive Committee. This committee was dissolved in November 2000.

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

    The board is divided into three classes that are elected for staggered three-year terms. The term of each class expires as follows:

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

    Set forth below is a brief description of the business experience for the previous five years of all current executive officers

    Mr. Fitzpatrick has served as President and Chief Executive Officer since 2001. Prior to that, he served as Vice President—Investor Relations since 1997. Prior to that, since 1992, Mr. Fitzpatrick was with Vansan Group, which provides consulting services to companies with respect to financing and investor relations.

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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)		Percentage of Common Stock Beneficially Owned
Edward M. Halimi c/o American Appliance 6155 Carpinteria Avenue Carpinteria, California 90313	6,160,956	(2)	9.6%
Gerhard Delf	750,000	(3)	1.2%
Wendell R. Anderson	365,782	(4)	*
Sadayappa Durairaj	5,496,709	(5)	5.5%
Daniel D. Geronazzo	215,000	(6)	*
Robert F. Taylor	233,498	(7)	*
Peter Kitzinski	227,465	(8)	*
Kenneth F. Fitzpatrick	220,000	(9)	*
Mugurdich Balabanian	4,187,456	(10)	6.5%
Frank Walter	650,078	(11)	1.0%
Naresh C. Saxena	2,069,318	(12)	3.3%
Erwin Kramer	545,500	(13)	*
Rainer Wollny	286,000		*
Duane Rosenheim	100,000	(14)	*
Joseph Castano	300,000	(15)	*
All directors and executive officers as a group (14 persons)	15,646,306		22.1%

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

(3)
Includes 750,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(4)
Includes 300,000 shares of common stock issuable upon the exercise of options and 32,891 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(5)
Includes 200,000 shares of common stock issuable upon the exercise of options and 2,256,192 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(6)
Includes 215,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(7)
Includes 30,000 shares of common stock issuable upon the exercise of options and 50,749 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(8)
Includes 125,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(9)
Includes 220,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(10)
Includes 1,848,728 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(11)
Includes 325,089 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(12)
Includes 400,000 shares of common stock held in a family partnership, 174,485 shares of common stock held in a pension plan, 8,000 shares held in a trust of which Mr. Saxena is trustee and 1,043,001 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(13)
Includes 272,500 shares of common stock issuable upon the exercise of warrants that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(14)
Includes 100,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

(15)
Includes 300,000 shares of common stock issuable upon the exercise of options that are exercisable as of, or that will be exercisable within 60 days of, April 30, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.
By:	/s/ KENNETH F. FITZPATRICK Kenneth F. Fitzpatrick
Date:	May 22, 2001

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

SIGNATURE	TITLE	DATE

/s/ MUGURDICH BALABANIAN Mugurdich Balabanian*	Chairman of the Board	May 22, 2001
/s/ KENNETH F. FITZPATRICK Kenneth F. Fitzpatrick	President, Chief Executive Officer and Director	May 22, 2001
/s/ JOSEPH D. CASTANO Joseph D. Castano*	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 22, 2001
/s/ ROBERT F. TAYLOR Robert F. Taylor*	Director	May 22, 2001
/s/ GERHARD E. DELF Gerhard E. Delf*	Director	May 22, 2001

/s/ WENDELL R. ANDERSON Wendell R. Anderson*	Director	May , 2001
/s/ SADDYAPA DURAIRAJ Saddyapa Durairaj*	Director	May , 2001
/s/ NARESH SAXENA Naresh Saxena*	Director	May , 2001
/s/ RAINER WOLLNY Rainer Wollny*	Director	May , 2001
/s/ FRANK WALTER Frank Walter*	Director	May , 2001
/s/ ERWIN KRAMER Erwin Kramer*	Director	May , 2001
/s/ DANIEL GERONAZZO Daniel Geronazzo*	Director	May , 2001
/s/ PETER KITZINSKI Peter Kitzinski*	Director	May , 2001
*
By Kenneth F. Fitzpatrick, as attorney-in-fact and agent

QuickLinks

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Directors
  Committees
  Meetings
  Director Compensation
  Compensation Committee Interlocks and Insider Participation
  Limitation of Liability and Indemnification Matters
  Executive Officers
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SIGNATURES