Form 10-Q/A
period 2001-03-31
TURBODYNE TECHNOLGIES INC
filed 2001-05-23
CIK 1022097

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of common stock, par value $.001 per share, outstanding was 62,581,213 on April 9, 2001.

TURBODYNE TECHNOLOGIES INC.

Report on Form 10-Q
For the Quarter Ended March 31, 2001

PART I. FINANCIAL INFORMATION

TURBODYNE TECHNOLOGIES INC
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 AND DECEMBER 31, 2000

	MARCH 31, 2001	DECEMBER 31, 2000
ASSETS
CURRENT ASSETS
CASH	—	—
TRADE ACCOUNTS RECEIVABLE, NET	308,776	334,209
EMPLOYEE ADVANCES RECEIVABLE—LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $946,847 IN 2000 AND 2001, RESPECTIVELY	3,054	2,250
INVENTORIES	361,120	363,780
PREPAID EXPENSES AND OTHER CURRENT ASSETS	11,029	11,029

TOTAL CURRENT ASSETS	683,980	711,268
PROPERTY, PLANT & EQUIPMENT, AT COST, NET	330,013	353,084
OTHER ASSETS	34,198	37,793

TOTAL ASSETS	1,048,191	1,102,145

	MARCH 31, 2001	DECEMBER 31, 2000
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
CURRENT MATURITIES OF LONG-TERM DEBT	109,994	145,293
ACCOUNTS PAYABLE AND CASH OVERDRAFT	2,837,031	2,716,055
ACCRUED LIABILITIES	269,169	265,626
CASH ADVANCED FOR UNISSUED SHARES	684,373	—
RESERVE FOR LAWSUIT SETTLEMENTS	5,503,500	5,711,500

TOTAL CURRENT LIABILITIES	9,404,067	8,838,474
LONG-TERM DEBT, LESS CURRENT MATURITIES	19,213	24,053
TOTAL LIABILITIES	9,423,280	8,862,527

STOCK HOLDERS' EQUITY (DEFICIT)
COMMON STOCK $0.001 PAR VALUE, PREFERRED STOCK, $0.001 PAR VALUE. AUTHORIZED 1,000,000 SHARES. COMMON STOCK, $0.001 PAR VALUE. AUTHORIZED 99,000,000 SHARES; ISSUED AND OUTSTANDING: 62,581,213 AS OF MARCH 31, 2000 AND 58,151,821 AS OF DECEMBER 31, 2000	62,581	58,152
TREASURY STOCK, AT COST	(1,755,534)	(1,755,534)
ADDITIONAL PAID IN CAPITAL	101,883,069	101,126,022
CUMULATIVE OTHER COMPREHENSIVE INCOME	35,119	35,119
ACCUMULATED DEFICIT	(108,600,323)	(107,224,141)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(8,375,089)	(7,760,382)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	1,048,191	1,102,145

TURBODYNE TECHNOLOGIES INC
CONSOLIDATED STATEMENT OF OPERATIONS
MARCH 31, 2001 AND MARCH 31, 2000

	THREE MONTHS ENDED MARCH 31, 2001	THREE MONTHS ENDED MARCH 31, 2000
NET SALES	10,443	268,000
COST OF GOODS SOLD	2,660	254,000

GROSS PROFIT	7,783	14,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	628,036	852,000
RESEARCH AND DEVELOPMENT COSTS	731,279	1,246,000
DEPRECIATION AND AMORTIZATION	23,071	0

TOTAL OPERATION EXPENSE	1,382,386	2,098,000

LOSS FROM OPERATIONS	(1,374,603)	(2,084,000)
OTHER EXPENSE (INCOME)	(16,470)	—
INTEREST EXPENSE, NET	2,997	36,000
LITIGATION EXPENSE	15,052	—

LOSS BEFORE INCOME TAXES	(1,376,182)	(2,120,000)
INCOME TAX EXPENSE (BENEFIT)	—

NET LOSS	$(1,376,182)	$(2,120,000)

NET LOSS PER COMMON SHARE:
BASIC LOSS PER SHARE	$(0.02)	$(0.05)
DILUTED LOSS PER SHARE	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES USED FOR BASIC AND DILUTED LOSS PER SHARE	58,151,213	46,947,000

TURBODYNE TECHNOLOGIES INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(1,376,182)	$(2,120,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	23,071	92,000
(INCREASE) DECREASE IN OPERATING ASSETS:
TRADE ACCOUNTS RECEIVABLE	25,433	1,583,000
EMPLOYEE ADVANCES RECEIVABLE	(804)	(194,000)
INVENTORIES	2,660	425,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	(0)	(15,000)
OTHER ASSETS	3,595	(88,000)
INCREASE (DECREASE) IN OPERATING LIABILITIES:
TRADE ACCOUNTS PAYABLE	120,976	(168,000)
ACCRUED LIABILITIES	13,543	143,000
RESERVE FOR LAWSUIT SETTLEMENT	(8,000)	—

NET CASH USED IN OPERATING ACTIVITIES:	(1,195,709)	(342,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY AND EQUIPMENT	0	(9,000)
PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT	0	0

NET CASH USED IN INVESTING ACTIVITIES:	0	(9,000)

CASH FLOW FROM FINANCING ACTIVITIES:
NET PROCEEDS FROM SHORT-TERM BORROWINGS	20,500	30,000
ISSUANCE OF COMMON STOCK	561,476	—
CASH ADVANCED FOR UNISSUED SHARES	674,373	—
PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND WARRANTS	—	612,000
INCREASE IN CASH OVERDRAFT	(60,640)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES:	1,195,709	642,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(19,000)

NET INCREASE (DECREASE) IN CASH	—	272,000
CASH AT BEGINNING OF PERIOD	—	29,000

CASH AT END OF PERIOD	$—	$301,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$—	$3,000
INCOME TAXES	$—	$800
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
CONVERSION OF DEBT TO EQUITY
STOCK ISSUED FOR LEGAL SETTLEMENTS	$200,000	$—

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

GROSS PROFIT

    Gross profit for the three months ended March 31, 2001 decreased to $7,783 from $14,000 for the three months ended March 31, 2000. Gross profit decreased 44.40% for the three months ended March 31, 2001 from the same period ended March 31, 2000. As a percentage of sales, gross profit was 75.53% for the period ended March 31, 2001 as compared to 5.22% for the period ended March 31, 2000. The increase in gross profit as a percentage of sales reflects the loss of sales of Turbopacs in the first quarter 2001 and lower cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended March 31, 2001 decreased to $628,036 from $852,000 for the three months ended March 31, 2000, a decrease of $223,964 or approximately 26.29%. The decrease in selling, general and administrative expenses is attributable to management's continuing efforts to reduce costs and staff attrition.

RESEARCH AND DEVELOPMENT

    Research and development costs for the three months ended March 31, 2001 decreased to $731,279 from $1,246,000 for the three months ended March 31, 2000, a decrease of $514,721 or approximately 41.31%. The decrease was primarily attributable to Honeywell's increased participation in the development cost of the Dynacharger™ product line and the recovery in the first quarter of 2001 of those monies that we expended in 2000 that exceeded the amount required in the joint development agreement. We anticipate research and development costs will continue to be significant as we move toward our current development goal and refine development of the Dynacharger™ to meet OEM specifications and production requirements.

OTHER INCOME AND EXPENSES

    Other income and expenses consists of interest and litigation expense and other income. Interest expense for the three months ended March 31, 2001 was $3,011, legal expense was $15,052 and other income was $16,470. Other income and expense decreased 95.61% from the three months ended March 31, 2000.

NET LOSS

    Net loss for the three months ended March 31, 2001 was $1,376,182 compared to $2,120,000 for the same period in 2000, a decrease of 35.09%. The decrease is the result of reduced selling, general and administrative expenses as well as research and development costs as discussed in more detail above.

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

    Cash provided by financing activities for the three months ended March 31, 2001 was $1,227,376 compared to $642,000 for the comparable period in 2000, resulting primarily from the sale of equity.

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

    Our current sources of working capital are sufficient to satisfy our anticipated working capital needs to June 1, 2001. If we are not able to obtain sufficient working capital to satisfy our working capital needs we may be required to cease operations and seek relief under the appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Item 2. Changes in Securities and Use of Proceeds

    On January 8, 2001, we sold 86,058 shares of our common stock and issued warrants to purchase an additional 86,058 shares of common stock for a total purchase price of $24,476.40. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $.71 on or before January 8, 2004.

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

    On January 17, 2001, we sold 40,000 shares of our common stock and issued warrants to purchase an additional 40,000 shares for a total purchase price of $8,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a per share exercise price of approximately $.40 on or before January 17, 2003.

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

    On February 14, 2001, we sold 263,158 shares of our common stock and issued warrants to purchase an additional 263,158 shares for a total purchase price of approximately $50,000. The shares were sold to an accredited investor who is also one of our directors in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before February 12, 2004.

    On February 15, 2001, we sold 800,000 shares of our common stock and issued warrants to purchase an additional 200,000 shares. The shares were issued in reliance on Regulation D and/or Section 4(2) of the Securities Act in settlement of a lawsuit. The warrants are exercisable at a price per shares of approximately $.25 on or before February 2004.

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

TURBODYNE TECHNOLOGIES, INC.
May 22, 2001	By:	/s/ JOSEPH CASTANO Joseph Castano, Secretary and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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