Form 10-Q
period 2001-06-30
TURBODYNE TECHNOLGIES INC
filed 2001-08-20
CIK 1022097

-----------------------------------------------------------------------
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                     -----------------
                         FORM 10-Q
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2001

                Commission file number 0-21391

                     -----------------

               TURBODYNE TECHNOLOGIES INC.
               ---------------------------
 (Exact name of registrant as specified in its charter)

       Delaware                        95-4699061
       --------                        ----------
(State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

                  6155 Carpinteria Avenue,
                  Carpinteria, California
                           93013
                  -----------------------
    (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (805) 684-4551
                                                    --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES [X] NO [ ]

    The number of shares of common stock, par value $.001 per share, outstanding was 72,127,448 on August 3, 2001.

-----------------------------------------------------------------------

               TURBODYNE TECHNOLOGIES INC.

                  Report on Form 10-Q
          For the Quarter Ended June 30, 2001
                  TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

           PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000	                                    3

         Consolidated Statements of Operations for the
         Six Months Ended June 30, 2001 and 2000                        4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 2001 and 2000                    5

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            6
 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk                                                           8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               9

Item 2. Changes in Securities and Use of Proceeds                       9

Item 3. Defaults Upon Senior Securities                                11

Item 4. Submission of Matters to a Vote of Security Holders	           11

Item 5. Other Information                                              12

Item 6. Exhibits and Reports on Form 8-K                               12
Signature                                                              12

                     PART I. FINANCIAL INFORMATION

                      TURBODYNE TECHNOLOGIES INC
                      CONSOLIDATED BALANCE SHEET
                 JUNE 30, 2001 AND DECEMBER 31, 2000


                                        JUNE 30, 2001     DECEMBER 31, 2000
                ASSETS


CURRENT ASSETS
CASH                                                -                     -
TRADE ACCOUNTS RECEIVABLE, NET                 34,061               334,209
EMPLOYEE ADVANCES RECEIVABLE - LESS
    ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
    $946,847 IN 2000 AND 2001, RESPECTIVELY     3,250                 2,250
INVENTORIES                                   360,880               363,780
PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                             11,029                11,029
                                        ------------------------------------
TOTAL CURRENT ASSETS                          409,221               711,268

PROPERTY, PLANT & EQUIPMENT, AT COST, NET     306,943               353,084
OTHER ASSETS                                   33,000                37,793
                                        ------------------------------------

TOTAL ASSETS                                  749,164             1,102,145
                                        ------------------------------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                           JUNE 30, 2001     DECEMBER 31, 2000
CURRENT LIABILTIES
CURRENT MATURITIES OF LONG-TERM DEBT          118,345               145,293
ACCOUNTS PAYABLE AND CASH OVERDRAFT         2,973,791             2,716,055
ACCRUED LIABILTIES                            279,909               265,626
CASH ADVANCED FOR UNISSUED SHARES             630,000                     -
RESERVE FOR LAWSUIT SETTLEMENTS             5,732,780             5,711,500
                                        ------------------------------------
TOTAL CURRENT LIABILITIES                   9,734,824             8,838,474

LONG-TERM DEBT, LESS CURRENT MATURITIES        14,238                24,053

TOTAL LIABILITIES                           9,749,062             8,862,527
                                        ====================================

STOCK HOLDERS' EQUITY (DEFECIT)
PREFERRED STOCK, $0.001 PAR VALUE.
      AUTHORIZED 1,000,000 SHARES                   -                     -
COMMON STOCK, $0.001 PAR VALUE.
      AUTHORIZED 99,000,000 SHARES;
      ISSUED AND OUTSTANDING: 68,007,448
      AS OF JUNE 30, 2001 AND 58,151,821
      AS OF DECEMBER 31, 2000                  68,007                58,152
TREASURY STOCK, AT COST                    (1,755,534)           (1,755,534)
ADDITIONAL PAID IN CAPITAL                102,719,090           101,126,022
CUMULATIVE OTHER COMPREHENSIVE INCOME          35,119                35,119
ACUMULATED DEFICIT                       (110,066,580)         (107,224,141)

TOTAL SHAREHOLDERS' EQUITY (DEFECIT)       (8,999,899)           (7,760,382)
                                        ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFECIT)                             749,164             1,102,145
                                        ====================================

                       TURBODYNE TECHNOLOGIES INC
                  CONSOLIDATED STATEMENT OF OPERATIONS
                    JUNE 30, 2001 AND JUNE 30, 2000

                                     THREE      THREE
                                     MONTHS     MONTHS  SIX MONTHS   SIX MONTHS
                                     ENDED      ENDED      ENDED       ENDED
                                    June 30,   June 30,   June 30,    June 30,
                                      2001      2000        2001        2000


NET SALES                               603    181,000      11,047     449,000
COST OF GOODS SOLD                      240    117,000       2,900     370,000
                               ------------------------------------------------
   GROSS PROFIT                         363     64,000       8,147      78,000
                               ------------------------------------------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE             510,097  1,391,000   1,138,133   2,243,000
RESEARCH AND DEVELOPMENT
 COSTS                              691,648  1,724,000   1,422,927   2,970,000
DEPRECIATION AND
 AMORTIZATION                        23,070          0      46,141           0
                               ------------------------------------------------
TOTAL OPERATION EXPENSE           1,224,815  3,115,000   2,607,201   5,213,000
                               ------------------------------------------------

   LOSS FROM OPERATIONS          (1,224,451)(3,051,000) (2,599,054) (5,135,000)

OTHER EXPENSE (INCOME)                 (722)     3,000     (17,192)      9,000
   INTEREST EXPENSE, NET                342     37,000       3,339      78,000
   LITIGATION EXPENSE               242,186          -     257,238           -
                               ------------------------------------------------
LOSS BEFORE INCOME TAXES         (1,466,257)(3,026,000) (2,842,439) (5,144,000)
                               ------------------------------------------------
INCOME TAX EXPENSE (BENEFIT)              -                      -
                               ------------------------------------------------
   NET LOSS                    $(1,466,257)$(3,026,000)$(2,842,439)$(5,144,000)
                               ================================================

NET LOSS PER COMMON SHARE:
   BASIC LOSS PER SHARE        $     (0.02)$     (0.06)$     (0.05)$     (0.11)
   DILUTED LOSS PER SHARE      $     (0.02)$     (0.06)$     (0.05)$     (0.11)
                               ================================================

WEIGHTED AVERAGE SHARES
 USED FOR BASIC AND
 DILUTED LOSS PER SHARE         62,432,858  47,266,000  60,685,515  47,231,000
                               ================================================

                      TURBODYNE TECHNOLOGIES INC
                 CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                              2001                     2000
                                          -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                               $     (2,842,439)   $     (5,144,000)
   ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING
    ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                 46,141             184,000
     (INCREASE) DECREASE IN OPERATING ASSETS:
        TRADE ACCOUNTS RECEIVABLE                  300,148           2,108,000
        EMPLOYEE ADVANCES RECEIVABLE                (1,000)             55,000
        INVENTORIES                                  2,900             532,000
        PREPAID EXPENSES AND OTHER CURRENT ASSETS       (0)            (25,000)
        OTHER ASSETS                                 4,793             (15,000)
      INCREASE (DECREASE) IN OPERATING
       LIABILITIES:
         TRADE ACCOUNTS PAYABLE                     257,736           (371,000)
         ACCRUED LIABILITIES                         14,283            193,000
         RESERVE FOR LAWSUIT SETTLEMENT              21,280              6,211
                                          -------------------------------------
           NET CASH USED IN OPERATING
            ACTIVITIES:                          (2,196,159)        (2,477,000)
                                          -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      PURCHASE OF PROPERTY AND EQUIPMENT                  0            (16,000)
                                          -------------------------------------
           NET CASH USED IN INVESTING
            ACTIVITIES:                                   0            (16,000)
                                          -------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
      NET PROCEEDS FROM SHORT-TERM BORROWINGS        20,500              3,000
      ISSUANCE OF COMMON STOCK                    1,398,624                  -
      CASH ADVANCED FOR UNISSUED SHARES             630,000                  -
      PROCEEDS FROM EXERCISE OF STOCK OPTIONS
       AND WARRANTS                                       -          2,704,000
      INCREASE IN CASH OVERDRAFT                    147,035                  -
      ISSUANCE COSTS PAID                                 -                  -
                                          -------------------------------------
           NET CASH PROVIDED BY FINANCING
            ACTIVITIES:                           2,196,159          2,708,000
                                          -------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -            (21,000)
                                          -------------------------------------
           NET INCREASE (DECREASE) IN CASH               (0)           194,000
CASH AT BEGINNING OF PERIOD                               -             29,000
                                          -------------------------------------
CASH AT END OF PERIOD                     $               -    $       223,000
                                          =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         CASH PAID DURING THE PERIOD FOR:
                 INTEREST                 $               -    $        36,000
                 INCOME TAXES             $           3,200    $           800


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
         CONVERSION OF DEBT TO EQUITY
           STOCK ISSUED FOR LEGAL
            SETTLEMENTS                   $               -    $             -

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

SALES

Sales for the six months ended June 30, 2001 decreased to $11,047 from $449,000 for the six months ended June 30, 2000, a decrease of $437,953 or approximately 97.54% and for the three months ended June 30, 2001 decreased to $603 from $181,000 for the three months ended June 30, 2000, a decrease of $180,397 or 99.67%. This decrease reflects only ancillary sales of parts and services and no sales of Turbopacs? during the first two quarters. An additional factor is the transfer of sales and marketing to Honeywell, pursuant to the joint development agreements, in which Honeywell recognizes sales of prototypes to the OEMs, while we do not.

COST OF GOODS SOLD

Cost of goods sold consists primarily of material, labor, and applied overhead costs. Cost of goods sold for the six months ended June 30, 2001 decreased to $2,900 from $370,000 for the six months ended June 30, 2000, a decrease of $367,100 or 99.22%. Cost of goods sold as a percentage of sales for the six months ended June 30, 2001 decreased to 26.25% from 82.41% for the six months ended June 30, 2000 and for the three months ended June 30, 2001 decreased to 39.80% from 64.64% for the three months ended June 30, 2000. The decrease in cost of goods sold from June 30, 2001 to June 30, 2000 is reflective of the write down of obsolete inventory in 2000 and lower sales in the first two quarters of 2001.

GROSS PROFIT

Gross profit for the six months ended June 30, 2001 decreased to $8,147, or 73.75% of sales from $78,000 or 17.37% of sales for the six months ended June 30, 2000, a decrease of $69,853, or 89.56% and for the three months ended June 30, 2001 decreased to $363 from $64,000 for the three months ended June 30, 2000, a decrease of $63,637 or 99.43%. The increase in gross profit as a percentage of sales reflects the loss of sales of Turbopacs? in the first quarter of 2001 and lower cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2001 decreased to $1,138,133 from $2,243,000 for the six months ended June 30, 2000, a decrease of $1,104,867, or 49.26% and for the three months ended June 30, 2001 decreased to $510,097 from $1,391,000 for the three months ended June 30, 2000. The decrease in selling, general and administrative expense is attributable to management's continuing efforts to reduce costs and staff attrition.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs for the six months ended June 30, 2001 decreased to $1,422,927 from $2,970,000 for the six months ended June 30, 2000, a decrease of $1,547,073, or 52.09%, and for the three months ended June 30, 2001 decreased to $691,648 from $1,724,000 for the three months ended June 30, 2000, a decrease of $1,032,352 or 59.88%. The decrease was primarily attributable to Honeywell's increased participation in the development cost of the Dynacharger? product line and the recovery in the first and second quarter of those monies that we expended in 2000 that exceeded the amount required in the joint development agreement. We anticipate research and development costs will continue to be significant as we move forward our current development goal and refine development of the Dynacharger? to meet OEM specifications and production requirements.

OTHER INCOME AND EXPENSES

Other income and expense consists of interest expense, litigation expense and other income. Interest expense net of interest income for the six months ended June 30, 2001 decreased to $3,339 from $78,000 for the six months ended June 30, 2000, and for the three months ended June 30, 2001 decreased to $342 from $37,000 for the three months ended June 30, 2000. Litigation expense was $257,238 for the six months ended June 30, 2001, with an increase of $242,186 during the second quarter period ended June 30, 2001. The increase is primarily attributable to possible litigation as result of the Company's general layoff and restructuring effort at period end.

NET LOSS

Net loss for the six months ended June 30, 2001 was $2,842,439 compared to $5,144,000 for the same period in 2000, a decrease of $2,301,561 or 44.74% and for the three months ended June 30, 2001 decreased to $1,466,257 from $3,026,000 for the three months ended June 30, 2000, a decrease of $1,559,743 or 51.54%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through the private sale of our equity securities.

Cash used in operating activities for the six months ended June
30, 2001 and 2000, was $2,196,159 and $2,477,000, respectively.
For the six months ended June 30, 2001, cash used in operating activities decreased $280,841 from the prior period.

Cash used in investing activities for the six months ended June
30, 2001 and 2000 was $0 and $16,000, respectively.

Cash provided by financing activities for the six months ended
June 30, 2001 and 2000 was $2,196,159 and $2,708,000,
respectively, resulting primarily from the sale of equity.

In an effort to create operating efficiencies and preserve working capital, for the six months ended June 30, 2001 we continued our restructuring program, which included efforts to sublet unused space at our headquarters, staff attrition, disposal of unnecessary assets and inventory and overall attempts at reducing operating costs.

As of August 17, 2001, the Company had a negative cash position of $147,035. If we are not able to obtain sufficient working capital to satisfy our working capital needs we may be required to cease operations and seek relief under the appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
Not Applicable

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Turbodyne Technologies, Inc. et al. v. Sheppard, Mullin.
In our report on Form 10-Q/A for
the quarter ended March 31, 2001, we reported that our company, at the request of our board of directors, had been dismissed as a plaintiff in this action for attorney malpractice. However, on July 16, 2001, our newly elected board of directors reversed the decision of the previous board and instructed counsel to file an amended complaint naming our company as plaintiff. Counsel anticipates that such a complaint will be filed.

The Sheppard action is one of three actions initiated by Rainer
Wollny, former president and chief executive officer, both on behalf of the company as plaintiff and as a deriviative suit on behalf of the company by individual directors and stockholders. All three actions were approved by the current board on July 16, 2001.

In addition to the Sheppard action, these actions include: Turbodyne Tehnologies, Inc. v. Durairaj, et al., in which damages are sought for alleged fraud by the sellers to our company (including three former members of our board of directors) of the business formerly operated by our wholly-owned subsidiary, Pacific Baja Light Metals, Inc., and Turbodyne Technologies v. Anderson, et al.
in which damages are sought for alleged mismanagement and breach of fiduciary duty by certain former directors and other members of management relating to the Light Metals acquisition, the suspension by EASDAQ of trading in the Company's shares and other matters.

In view of the board's approval of these actions, it is believed that they can no longer be maintained as stockholders' derivative suits and that as a result our company will become the sole plaintiff.

On July 2, 2001, arbitration proceedings were initiated by Honeywell International requesting termination of the Joint Development Agreement between it and Turbodyne. Our Company's new management is currently engaged in discussions with Honeywell looking toward resolution by agreement of both parties' concerns relating to the Agreement.

Item 2. Changes in Securities and Use of Proceeds

On April 5, 2001, we sold 133,333 shares of our common stock and issued warrants to purchase an additional 133,333 shares of common stock for a total purchase price of approximately $20,000. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before April 5, 2004.

On April 6, 2001, we sold 133,333 shares of our common stock and issued warrants to purchase an additional 133,333 shares of common stock for a total purchase price of approximately $20,000. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before April 6, 2004.

On April 12, 2001, we sold 66,667 shares of our common stock and issued warrants to purchase an additional 66,667 shares of common stock for a total purchase price of approximately $10,000. The shares were sold to an accredited investor in reliance on Regulation S and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.38 on or before April 12, 2004.

On April 24, 2001, we sold 327,373 shares of our common stock and issued warrants to purchase an additional 327,373 shares of common stock for a total purchase price of approximately $45,832.20. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.35 on or before April 24, 2004.

On April 24, 2001, we sold 287,122 shares of our common stock and issued warrants to purchase an additional 287,122 shares of common stock for a total purchase price of approximately $45,939.60. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before April 24, 2004.

On April 25, 2001, we sold 327,858 shares of our common stock and issued warrants to purchase an additional 327,858 shares of common stock for a total purchase price of approximately $45,900. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.35 on or before April 25, 2004.

On April 26, 2001, we sold 142,857 shares of our common stock and issued warrants to purchase an additional 142,857 shares of common stock for a total purchase price of approximately $20,000. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.35 on or before April 26, 2004.

On May 11, 2001, we sold 90,910 shares of our common stock and issued warrants to purchase an additional 90,910 shares of common stock for a total purchase price of approximately $10,000. The shares were sold to an accredited investor, who is also one of our officers, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.28 on or before May 11, 2004.

On May 15, 2001, we sold 63,636 shares of our common stock and issued warrants to purchase an additional 63,636 shares of common stock for a total purchase price of approximately $7,000. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.28 on or before May 15, 2004.

On May 17, 2001, we sold 70,000 shares of our common stock and issued warrants to purchase an additional 70,000 shares of common stock for a total purchase price of approximately $7,700. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or
Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.28 on or before May 17, 2004.

On May 22, 2001, we sold 642,857 shares of our common stock and issued warrants to purchase an additional 642,857 shares of common stock for a total purchase price of approximately $90,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.35 on or before May 22, 2004.

On June 1, 2001, we sold 55,556 shares of our common stock and issued warrants to purchase an additional 55,556 shares of common stock for a total purchase price of approximately $10,000. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.45 on or before June 1, 2004.

On June 8, 2001, we sold 70,012 shares of our common stock and issued warrants to purchase an additional 70,012 shares of common stock for a total purchase price of approximately $14,702.61. The shares were sold to an accredited investor in reliance on Regulation D and/or
Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.53 on or before June 8, 2004.

On June 13, 2001, we sold 50,000 shares of our common stock and issued warrants to purchase an additional 50,000 shares of common stock for a total purchase price of approximately $10,000. The shares were sold to an accredited investor, who is also one of our directors, in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.50 on or before June 13, 2004.

On June 19, 2001, we sold 625,000 shares of our common stock and issued warrants to purchase an additional 625,000 shares of common stock for a total purchase price of approximately $100,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before June 19, 2004.

On June 28, 2001, we sold 625,000 shares of our common stock and issued warrants to purchase an additional 625,000 shares of common stock for a total purchase price of approximately $100,000. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before June 28, 2004.

Item 3. Defaults Upon Senior Securities
 Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.



EXHIBIT              DESCRIPTION
NUMBER               -----------
------
99.1                  Press Release dated April 4, 2001
99.2                  Press Release dated April 17, 2001
99.3                  Press Release dated May 9, 2001
99.4                  Press Release dated May 10, 2001

(b)     Reports on Form 8-K

        On August 17, 2001, we filed a Current Report on Form 8-K to announce the change in the Company's principal accountant.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TURBODYNE TECHNOLOGIES, INC.
August 19, 2001         By:  /s/ Charles Caverno

                           Charles Caverno,
                           Acting Chief Financial Officer
                           (Duly Authorized Officer and
                           Principal Financial Officer)
-----------------------------------------------------------------------

Exhibit 99.1

           TURBODYNE ANNOUNCES CHANGES IN MANAGEMENT,
     ELECTION OF A NEW DIRECTOR AND DISMISSAL OF LAWSUITS

Carpinteria, California - April 4, 2001 - Turbodyne Technologies, Inc. (EASDAQ: TRBD) today announced actions taken by its Board of Directors relating to changes in management, the election of a new director and the dismissal of certain lawsuits.

At a special meeting held on Friday, March 30, 2001, the Board of Directors elected Mugurdich Balabanian, M.D. as the Chairman of the Board. Dr. Balabanian replaces Dr. Friedrich Goes who resigned as a director on March 9, 2001. In addition, the Board terminated Dr. Rainer Wollny as President and Chief Executive Officer and appointed Kenneth F. Fitzpatrick as acting President and Chief Executive Officer. Mr. Fitzpatrick has served as the Vice-President-Group Finance of the Company since June 1997. Mr. Fitzpatrick is a graduate of Babson College of Wellesley, Massachusetts. Mr. Fitzpatrick's experience in the investment community spans over thirty-five years. Mr. Fitzpatrick serves on several Company Boards and also is active in civic and community activities in Santa Barbara, serving as a board member of Opera Santa Barbara.

Dr. Balabanian noted: "The challenges facing our company require a rare combination of expertise in automotive technology, finance and management. In particular, Turbodyne requires a leader who can draw together the Company's many constituencies into a single team, all members of which are united in striving for a common goal. We are fortunate to have in Ken Fitzpatrick, an individual who not only has expertise in financial matters, but who commands the respect of the Board, as well as members of management, our research and development staff and our investors both in the United States and abroad.

In addition, the Board elected Robert Taylor as a Class II director who will serve until the annual meeting of shareholders in Year 2002 and until his successor is elected and qualified. Mr. Taylor served as a director of the Company from 1996 until his resignation in October, 2000.

"We are indeed fortunate that Mr. Taylor, who was for so many years a bridge between the various constituencies on the Board and among the Company's shareholders, is willing to again provide his moderating influence," said Dr. Balabanian.

The Board also determined that various lawsuits initiated in the Company's name against members of management and the Board and the Company's principal law firm were without merit and had been initiated without the approval of the Board. Accordingly, the Board directed the dismissal of all such litigation.

"It is simply beyond comprehension," stated Dr. Balabanian, "that the Company should squander its limited resources launching multiple lawsuits when faced with so many critical issues, particularly when these lawsuits are directed against the very people who are financing the Company's daily operations, developing its technology and uncovering and correcting the abuses of prior management. The goal of this Board and management is clear: "To join all factions in a common effort to provide a sound financial basis for the Company that will enable it to successfully exploit its technology for the benefit of the shareholders. In trying to meet this objective, I will try to unify the US and Overseas board members, build faith and trust in each other, and share responsibilities together in order to make the right decisions. I hope in working together we are able to achieve a common goal, especially in promoting and pursuing the interest of our shareholders".

Turbodyne Technologies, Inc., a California based high technology company, specializes in the development of charging technology for internal combustion engines and the development and manufacturing of high-tech assemblies for electrically assisted turbochargers and superchargers. Turbodyne Technologies' headquarters is located in Carpinteria, California, and its European office is located in Frankfurt, Germany.

Contacts:

Kenneth Fitzpatrick - Investor Relations at California Headquarters:
(800) 566-1130

This release contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, including statements about future business operations, financial performance and market conditions. Such forward-looking statements involve risks and uncertainties inherent in business forecasts.

-----------------------------------------------------------------------

Exhibit 99.2

          TURBODYNE ANNOUNCES VOLUNTARY DE-LISTING OF

           STOCK FROM NASDAQ EUROPE (FORMERLY EASDAQ)

Carpinteria, California - April 17, 2001 - Turbodyne Technologies, Inc. (NASDAQ EUROPE: TRBD) announced today that on April 9, 2001 it requested voluntary de-listing of its shares from trading on NASDAQ Europe (formerly EASDAQ). On April 10, 2001, at a meeting of the Market Authority of NASDAQ Europe, the voluntary de-listing was accepted. Disciplinary proceedings against the Company are to be withdrawn. Turbodyne will pay secretarial support costs of EURO 4,000.

Turbodyne continues to trade in the United States on the O.T.C. "Pink Sheets" market, under the symbol TRBD. To keep investors informed, the Company will issue press releases through the Business Wire, Dow, Jones and on our web site, www.turbodyne.com. Securities and Exchange Commission filings will be made quarterly (Form 10-Q) and annually (Form 10-K). The Company will distribute to shareholders Annual Reports and Proxy material so that the shareholders will be informed of company activities and can vote on corporate issues.

"Because of our current capitalization situation," said Mr. Kenneth Fitzpatrick, Company's President and CEO, "which did not meet NASDAQ Europe continuing listing requirements, it seemed prudent to seek voluntary de-listing of our shares. When our situation improves, the Company's Board of Directors will consider filing for a re-listing."

Turbodyne Technologies, Inc., a California based high technology company, specializes in the development of charging technology for internal combustion engines and the development and manufacturing of high-tech assemblies for electrically assisted turbochargers and superchargers. Turbodyne Technologies' headquarters is located in Carpinteria, California, and its European office is located in Frankfurt, Germany.

Contacts:

Kenneth Fitzpatrick - President and CEO at California Headquarters:
(800) 566-1130



This release contains forward-looking statements as defined in Section 21 E of the Securities Exchange Act of 1934, including statements about future business operations, financial performance and market conditions. Such forward-looking statements involve risks and uncertainties inherent in business forecasts.

-----------------------------------------------------------------------

Exhibit 99.3

          TURBODYNE ANNOUNCES DISMISSAL OF LAWSUITS


Carpinteria, California - May 9, 2001 - Turbodyne Technologies, Inc.
(TRBD) announced today that on Tuesday, May 8, 2001, the Superior Court of the State of California granted the Company's request and ordered that (i) the Company's lawsuit against its former corporate counsel be dismissed and (ii) the counsel claiming to represent the Company in such action be removed and replaced by counsel selected by the Board of Directors.

On January 24, 2001, Rainer Wollny, the former President and Chief Executive Officer of the Company, retained Norbert A. Schlei, Esq. to represent the Company in an action against the Company's former corporate counsel. Mr. Wollny did not obtain the consent of the Board of Directors to retain Mr. Schlei or to file the lawsuit. On March 30, 2001, the Board of Directors determined that the lawsuit was without merit, ordered the lawsuit dismissed and directed Mr. Schlei to cease representing the Company.

Mr. Schlei represents Ed Halimi, a former Chairman of the Board, President and Chief Executive Officer of the Company, in a pending investigation by the United States Securities and Exchange Commission. The Company believes that the investigation pertains to certain press releases issued by the Company between May 1997 and September 1998. In April 1999, the Nasdaq Listing Qualifications Panel determined to delist the Company's securities from The Nasdaq Stock Market. In the opinion of the Panel, the Company engaged in a pattern of issuing misleading and incomplete press releases, which often were unsupported by an adequate basis in fact.

Dr. Balabanian, the Chairman of the Board, noted: "We are delighted that the Court has upheld the decision of the Board of Directors to dismiss this meritless lawsuit. It is simply beyond comprehension that this Company should squander its limited resources launching lawsuits against the very people who have been tireless in uncovering and correcting the abuses of prior management. The selection of Mr. Schlei, who has a clear conflict of interest, as counsel raises serious questions concerning the true purpose of this lawsuit." Kenneth Fitzpatrick, the successor to Mr. Wollny as President and Chief Executive Officer, stated: "I sincerely hope that all parties will now join together and redirect their energy to addressing the critical issues facing our Company, particularly improving our working capital position."

Turbodyne Technologies, Inc., a California based high technology company, specializes in the development of charging technology for internal combustion engines and the development and manufacturing of high-tech assemblies for electrically assisted turbochargers and superchargers. Turbodyne Technologies' headquarters is located in Carpinteria, California, and its European office is located in Frankfurt, Germany.

Contacts:

Kenneth Fitzpatrick - President and CEO at California Headquarters:
(800) 566-1130


This release contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, including statements about future business operations, financial performance and market conditions. Such forward-looking statements involve risks and uncertainties inherent in business forecasts.


-----------------------------------------------------------------------

Exhibit 99.4

-----------------------------------------------------------------------