Form 10QSB/A
period 2001-06-30
TURBODYNE TECHNOLGIES INC
filed 2001-08-24
CIK 1022097

-----------------------------------------------------------------------
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                     -----------------
                         FORM 10-Q/A
                       Amendment No. 1
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

Form 10-Q/A - Amendment One is filed with the Commission to report the following: Exhibit Number Four is added and Exhibits One, Two and Three have been removed from the body of Form 10-Q and separately attached to this filing.

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


                        TURBODYNE TECHNOLOGIES, INC.
August 20, 2001         By:  /s/ Charles Caverno

                           Charles Caverno,
                           Acting Chief Financial Officer
                           (Duly Authorized Officer and
                           Principal Financial Officer)
-----------------------------------------------------------------------