Form 10-Q
period 2001-09-30
TURBODYNE TECHNOLOGIES INC
filed 2001-11-19
CIK 1022097

                                UNITED  STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                  ___________

                                  FORM  10-Q

     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE
                                ACT  OF  1934


                For the Quarterly Period Ended September 30, 2001

                         Commission file number 0-21391

                                   ___________

                           TURBODYNE TECHNOLOGIES INC.
     (Exact  name  of  registrant  as  specified  in  its  charter)

                                    Delaware
                   (State or other jurisdiction     95-4699061
     of incorporation or organization)     (IRS Employer Identification No.)

                            6155 Carpinteria Avenue,
                             Carpinteria, California
                                      93013
     (Address  of  Principal  Executive  Offices)  (Zip  Code)

     Registrant's  telephone  number,  including  area  code:  (805)  684-4551

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of common stock, par value $.001 per share, outstanding was 80,917,629 on November 11, 2001.


================================================================================
                                                                            1



                                    TURBODYNE TECHNOLOGIES, INC.
                                     CONSOLIDATED BALANCE SHEET
                              SEPTEMBER  30, 2001 AND DECEMBER 31, 2000



                                                        SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                            (unaudited)         (audited)
                                                        -------------------  ------------------
                         ASSETS
    ------------------------------------------------

    CURRENT ASSETS
    CASH
    TRADE ACCOUNTS RECEIVABLE, NET                                  54,361             334,209
    EMPLOYEE ADVANCE RECEIVABLES - LESS ALLOWANCE
      FOR DOUBTFUL ACCOUNTS                                          3,250               2,250
    INVENTORIES                                                    360,880             363,780
    PREPAID EXPENSES AND OTHER CURRENT ASSETS                       11,029              11,029
                                                        -------------------  ------------------
      TOTAL CURRENT ASSETS                                         429,520             711,268
                                                        -------------------  ------------------

  FIXED ASSETS
    PROPERTY, PLANT & EQUIPMENT at cost, net                       292,084             353,084
    OTHER ASSETS                                                    38,123              37,793
                                                        -------------------  ------------------
      TOTAL FIXED ASSETS                                           330,207             390,877
                                                        -------------------  ------------------
  TOTAL ASSETS                                                     759,727           1,102,145
                                                        ===================  ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------

  CURRENT LIABILITIES
    CURRENT MATURITIES OF LONG-TERM DEBT                           362,865             145,293
    ACCOUNTS PAYABLE AND CASH OVERDRAFT                          3,066,209           2,716,055
    ACCRUED LIABILITIES                                            269,234             265,626
    CASH ADVACED FOR UNISSUED SHARES                               630,000
    RESERVE FOR LAWSUIT SETTLEMENTS                              5,732,780           5,711,500
                                                        -------------------  ------------------
      TOTAL CURRENT LIABILITIES                                 10,061,088           8,838,474

  LONG-TERM DEBT, LESS CURRENT MATURITIES                           14,238              24,053
                                                        -------------------  ------------------
  TOTAL LIABILITIES                                             10,075,326           8,862,527
                                                        -------------------  ------------------

  SHAREHOLDERS' EQUITY (DEFICIT)
    PREFFERED STCOK, $0.001 PAR VALUE
      AUTHORIZED 1,000,000 SHARES
    COMMON STOCK, $0.001 PAR VALUE
      AUTHORIZED 99,000,000 SHARES; ISSED AND
      OUTSTANDING 77,122,448 AS OF SEPTEMBER 30, 2001
      AND 58,151,821 AS OF DECEMBER 31, 2000                        77,122              58,152
    TREASURY STOCK, AT COST                                     (1,755,534)         (1,755,534)
    ADDITIONAL PAID-IN CAPITAL                                 103,071,445         101,126,022
    CUMULATIVE OTHER COMPREHENSIVE INCOME                           35,119              35,119
    ACCUMULATED DEFICIT                                       (110,743,751)       (107,224,141)
                                                        -------------------  ------------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      (9,315,599)         (7,760,382)
                                                        -------------------  ------------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         759,727           1,102,145
                                                        ===================  ==================



                                                TURBODYNE TECHNOLOGIES, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                          SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2001
                                                          (unaudited)


                                                   THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                       ENDED             ENDED            ENDED             ENDED
                                                 SEPTEMBER, 2001   SEPTEMBER, 2000   SEPTEMBER, 2001   SEPTEMBER, 2000
                                                 ----------------  ----------------  ----------------  ----------------
  NET SALES                                               20,300             5,000            31,347           454,000
  LESS: COST OF GOODS SOLD                                 9,741                              12,641           546,000
                                                 ----------------  ----------------  ----------------  ----------------
    GROSS PROFIT                                          10,559             5,000            18,706           (92,000)
                                                 ----------------  ----------------  ----------------  ----------------

  LESS OPERATING EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          (145,401)        1,520,000           992,732         2,435,000
  RESEARCH AND DEVELOPMENT COSTS                         717,184         1,263,000         2,140,111         4,233,000
  DEPRECIATION AND AMORTIZATION                           23,070                              69,211
                                                 ----------------  ----------------  ----------------  ----------------
TOTAL OPERATING EXPENSES                                 594,853         2,783,000         3,202,054         6,668,000
                                                 ----------------  ----------------  ----------------  ----------------
  LOSS FROM OPERATIONS                                  (584,294)       (2,778,000)       (3,183,348)       (6,760,000)

  OTHER INCOME/(EXPENSE) BEFORE TAXES:
    OTHER INCOME/(EXPENSE)                                                                    17,192            68,000
    INTEREST EXPENSE, NET                                (16,199)          (10,000)          (19,538)          (77,000)
    REPRICING OF OPTIONS                                                (1,752,000)                         (2,440,000)
    LITIGATION EXPENSE                                   (76,678)         (760,000)         (333,916)       (1,235,000)
                                                 ----------------  ----------------  ----------------  ----------------
  LOSS BEFORE TAXES                                     (677,171)       (5,300,000)       (3,519,610)      (10,444,000)
  INCOME TAX EXPENSE/(BENEFIT)                                 0
                                                   ----------------  ----------------  ----------------  ----------------
NET LOSS                                                (677,171)       (5,300,000)       (3,519,610)      (10,444,000)
                                                 ================  ================  ================  ================

  NET LOSS FROM COMMON SHARE:
    BASIC LOSS PER SHARE                                   (0.01)            (0.06)            (0.05)            (0.22)
    DILUTED LOSS PER SHARE                                 (0.01)            (0.06)            (0.05)            (0.22)

  WEIGHTED AVERAGE SHARES USED FOR BASIC
  AND DILUTED LOSS PER SHARE                          69,777,653        47,266,000        67,637,135        47,231,000
                                                 ================  ================  ================  ================



                                TURBODYNE TECHNOLOGIES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                         (unaudited)



                                                               2001         2000
                                                            -----------  -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                                                (3,519,610)  (5,144,000)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
      OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                             69,211      184,000
      (INCREASE) DECREASE IN OPERATING ASSETS:
        TRADE ACCOUNTS RECEIVABLES                             279,848    2,108,000
        EMPLOYEES ADVANCE RECEIVABLES                           (1,000)      55,000
        INVENTORIES                                              2,900      532,000
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                    0      (25,000)
        OTHER ASSETS                                              (330)     (15,000)
      INCREASE (DECREASE) IN OPERATING LIABILITIES:
        TRADE ACCOUNTS PAYABLES                                340,812     (371,000)
        ACCRUED LIABILITIES                                      3,608      193,000
        RESERVE FOR LAUSUIT SETTLEMENT                          21,280        6,000
                                                            -----------  -----------
    NET CASH USED IN OPERATING ACTIVITIES                   (2,803,281)  (2,477,000)
                                                            -----------  -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      PURCHASE OF PROPERTY AND EQUIPMENT                        (8,211)     (16,000)
                                                            -----------  -----------
    NET CASH USED IN INVESTING ACTIVITIES                       (8,211)     (16,000)
                                                            -----------  -----------

    CASH FLOW FROM FINANCING ACTIVITIES:
      NET PROCEEDS FROM SHORT-TERM BORROWINGS                  207,757        4,000
      ISSUANCE OF COMMON STOCK                               1,964,393
      CASH ADVANCE FOR UNISSUED SHARES                         630,000
      PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND WARRANTS                2,704,000
      INCREASE  IN CASH OVERDRAFT                                9,342
      ISSUANCE OF COSTS PAID
                                                            -----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                2,811,492    2,708,000
                                                            -----------  -----------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (21,000)
  NET INCREASE (DECREASE) IN CASH                                    0      194,000
  CASH AT BEGINNING OF PERIOD                                                29,000
                                                            -----------  -----------
  CASH AT END OF PERIOD                                              0      223,000
                                                            ===========  ===========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    CASH PAID DURING THE PERIOD FOR:
      INTEREST                                                               36,000
      INCOME TAXES                                               3,200          800

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
      CONVERSION OF DEBT TO EQUITY
        STOCK ISSUED FOR LEGAL SETTLEMENTS

Item  2.   Management Discussion and Analysis of Financial Condition and Results
           ---------------------------------------------------------------------
of  Operation
-------------

Except for the historical information contained below, the matters discussed in this item are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and results may differ materially from the discussion set forth in the forward-looking statements. For a discussion of important factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied be the forward-looking statements, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


RESULTS  OF  OPERATIONS

SALES

Sales for the nine months ended September 30, 2001 decreased to $31,347 from $454,000 for the nine months ended September 30, 2000, a decrease of $422,653 or approximately 92% and for the three months ended September 30, 2001 increased to $20,300 from $5,000 for the three months ended September 30, 2000, an increase of $15,300 or approximately 300%.

Decrease in sales were the result of licensing of the technology, more particularly the Turbopac Product line to Honeywell International. The Company has not received any licensing fees from Honeywell since Honeywell has cancelled the supply contract with Detroit Diesel Corporation for the sale of Turbopac 2500. The Company on August 15, 2001 filed suit against Honeywell International for various defaults and wrongdoings by Honeywell and since that date the Company has taken steps to generate new sales contracts for its product lines.


COST  OF  GOODS  SOLD

Cost of goods sold consists primarily of material, labor, and applied overhead costs. Cost of goods sold for the nine months ended September 30, 2001 decreased from $546,000 for the nine months ended September 30, 2000 to $12,641. A decrease of $533,359 or a decrease of approximately 96%.

The decrease in the cost of goods sold is due to cancellation of the sales contract by Honeywell International. The Company has taken steps to generate new sales contracts and accordingly an increase in the cost of goods is expected.


GROSS  PROFIT

Gross profit for the nine months ended September 30, 2001 increased to $18,706 or approximately 62% of sales, from a loss of $92,000 for the nine months ended September 30, 2000, and for the three months ended September 30, 2001 increased to $10,559 from $5,000 for the three months ended September 30, 2000, an increase of $5,559 or approximately 49% of sales.

The increase in Gross Profit was due to dramatic cost reductions initiated by management.

The Company has streamlined its operations with emphasize on development and commercialization of its product lines.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased to $992,732 from $2,435,000 for the nine months ended September 30, 2000, a decrease of $1,442,268,or approximately 61% and for the three months ended September 30, 2001 decreased to $(145,401) from $1,520,000 for the three months ended September 30, 2000, a decrease of $1,665,401 or approximately 110%.

The decrease in selling, general and administrative expenses were the result of licensing of the technology to Honeywell International whereby under the terms of license agreement, Honeywell took the responsibility of commercialization and marketing of the product lines. The Company is now commencing commercialization and marketing of its products directly, however based on current budgets the Company expects no increases in the near future in selling, general and administrative expenses.



RESEARCH  AND  DEVELOPMENT  COSTS

Research and development costs for the nine months ended September 30, 2001 decreased to $2,140,111 from $4,233,000 for the nine months ended September 30, 2000, a decrease of $2,092,889 or approximately 49%, and for the three months ended September 30, 2001, a decrease to $717,184 from $1,263,000, for the three months ended September 30, 2000, a decrease of $545,816 or approximately 41%.

The Company has recently acquired new technology which reflect improvements to Dynacharger and Turbopac product lines. Although, more work is needed for commercialization of the Technology, the Company is following a policy of paid development programs whereby the engine and auto companies will contribute to the development costs. The Company has a history of receiving contributions from the engine and auto companies for its research and development efforts and management expects no increases from the current levels of expenditure in this category.



OTHER  INCOME  AND  EXPENSES

Other income and expense consists of interest expense, litigation expense and other income. Interest expense net of interest income for the nine months ended September 30, 2001 expenses decreased to $19,538 from $77,000 for the nine months ended September 30, 2000, and for the three months ended September 30, 2001 increased to $16,199 from $10,000 for the three months ended September 30, 2000. The litigation expense decreased from $1,235,000 for the nine months ended September 30, 2000 to $333,916 for the nine months ended September 30, 2001 and decreased from $760,000 for the three months ended September 30, 2000 to $76,678 for the three months ended September 30, 2001.

The Company is currently involved in various litigation particularly suits by the Company against Honeywell International, and Sheppard, Mullin, Richter & Hampton LLP law firm. The Company expects expenditures for litigation in the future, the current estimate of litigation costs is $ 100,000 per month.


NET  LOSS

Net loss for the nine months ended September 30, 2001 was $3,519,610 compared to $10,444,000 for the same period in 2000, a decrease of $6,924,390 or approximately 72% and for the three months ended September 30, 2001 a decrease to $677,171 from $5,300,000 for the three months ended September 30, 2000, a decrease of $4,622,829 or approximately 85%.

Based on the current management plan, the Company expects a reduction in the net loss.

The Company is currently negotiating non-exclusive licenses for its technology to several candidates and revenues may be realized if such license agreements are entered into.

The Company, however, is not able to provide any assurance that such licenses may be granted and if granted that any short-term revenue be realized.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's operations have been financed principally through the private sale of our equity securities and exercise of options by employees and consultants.

Cash used in operating activities for the nine months ended September 30, 2001 and 2000, was $2,477,000 and $2,803,281, respectively. For the nine months ended September 30, 2001, cash used in operating activities decreased $326,281 from the prior period.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $16,000 and $8,211 respectively.


Cash provided by financing activities for the nine months ended September 30, 2001 increased to $2,811,492 from $2,708,000 for the nine months ended
September  30,  2000  primarily  from  the  sale  of  equity.

During the three months ended June 30, 2001 the Company has substantially reduced its operating expenses and while maintaining its research and development activities at an optimum level.

The Company is seeking equity financing for ongoing operations and financing of litigation at this time.

As  of  November  15,  2001,  the  Company  has  a  cash  position  of  $85,242.

If we are not able to obtain sufficient working capital, we maybe required to curtail operations. Accordingly, there is substantial doubt that unless we can obtain equity financing, the Company has the ability to continue as a going concern.

The Company has currently established reserves for various law suits, the Company has no cash at this time to cover this reserve and in the event of a loss the Company may have to seek protection under chapter proceedings.

The Company is attempting to negotiate private placements for its equity securities for the purpose of ensuring that sufficient funds are available for ongoing operations and other requirements. The Company cannot give any assurance that these financing efforts will be successful.

In the event that the Company does not obtain sufficient funding it will have to reduce research and development activities and focus on licensing of its Technology to interested parties


Item  3          Quantitative  and  Qualitative  Disclosures  About  Market Risk
                 ---------------------------------------------------------------
     Not  Applicable


                           PART II. OTHER INFORMATION


Item  1.     Legal  Proceedings
             ------------------


          As of September 30, 2001, the Company was involved in legal proceedings as follows:

          1. Turbodyne Technologies, Inc. v. Sheppard, Mullin, Richter & Hampton LLP, et al. -- an action alleging attorney malpractice brought by the Company against its former securities counsel. This action is set for trial in the Superior Court for Santa Barbara County on March 27, 2002.

          2. Turbodyne Technologies, Inc. v. Durairaj, et al. -- an action alleging fraud by the sellers to the Company of the business of its former subsidiary, Pacific Baja Light Metals, Inc. This action is set for trial in the Superior Court for Santa Barbara County on April 24, 2002.

          3. Turbodyne Technologies, Inc. v. Anderson, et al. -- an action alleging breach of fiduciary duty by members of the Company's former management. This action is set for trial in the Superior Court for Santa Barbara County on May 29, 2002.

          4. Turbodyne Technologies, Inc. v. Honeywell International, Inc. -- an action brought by the Company on August 15, 2001 in the United States District Court for the Central District of California seeking damages for violation of the antitrust laws.

          5. Honeywell International, Inc. v. Turbodyne Technologies, Inc. -- an arbitration initiated by Honeywell seeking termination of the joint-development and other agreements between the Company and Honeywell. The Company has filed a response contending that the arbitration should be stayed pending resolution by a federal court of the antitrust dispute between the parties.

          6. Heartland Financial Corp. v. Turbodyne Technologies, Inc. -- an action in which Heartland's judgment in the amount of approximately $600,000 has been appealed by the Company to the California Court of Appeal for the First District.

          7. The following actions remain pending but have been settled subject to the completion of agreements or the making of agreed payments by the Company:
TST, Inc. v. Turbodyne Technologies, Inc.; Woollenweber v. Turbodyne Technologies, Inc.; Lombard v. Turbodyne Systems, et al.

          8. The Company is named as a Defendant in several collection actions relating to services or products allegedly provided to the Company under its former management. The Company is investigating these claims and intends to resolve them by settlement if they prove to be meritorious. The amounts of these claims are believed not to be material to the Company's financial statements.



Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------

     On July 28, 2001 we sold 75,000 shares of our common stock and issued warrants to purchase an additional 75,000 shares of common stock for a total purchase price of approximately $30,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act.

     On August 30, 2001 we sold 294,118 shares of our common stock and issued warrants to purchase an additional 294,118 shares of common stock for a total purchase price of approximately $50,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.44 on or before August 29, 2003.

     On September 3, 2001 we sold 62,500 shares of our common stock and issued warrants to purchase an additional 62,500 shares of common stock for a total purchase price of approximately $10,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.42 on or before September 5, 2003.

     On September 7, 2001 we sold 62,500 shares of our common stock and issued warrants to purchase an additional 62,500 shares of common stock for a total purchase price of approximately $10,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.42 on or before September 5, 2003.


     On September 7, 2001 we sold 125,000 shares of our common stock and issued warrants to purchase an additional 125,000 shares of common stock for a total purchase price of approximately $20,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.42 on or before September 5, 2003.

     On September 19, 2001 we sold 62,236 shares of our common stock and issued warrants to purchase an additional 62,236 shares of common stock for a total purchase price of approximately $9,500. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before September 19, 2003.

     On September 19, 2001 we sold 98,854 shares of our common stock and issued warrants to purchase an additional 98,854 shares of common stock for a total purchase price of approximately $14,200. The shares were sold to an accredited investor in reliance on Regulation S of the Securities

Act. The warrants are exercisable at a price per share of approximately $.40 on or before September 19, 2003.

     On September 19, 2001 we sold 98,854 shares of our common stock and issued warrants to purchase an additional 98,854 shares of common stock for a total purchase price of approximately $14,200. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before September 19, 2003.

On September 19, 2001 we sold 158,090 shares of our common stock and issued warrants to purchase an additional 158,090 shares of common stock for a total purchase price of approximately $23,700. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before September 19, 2003.


On September 20, 2001 we sold 666,667 shares of our common stock and issued warrants to purchase an additional 666,667 shares of common stock for a total purchase price of approximately $100,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act.

On September 20, 2001 we sold 126,472 shares of our common stock and issued warrants to purchase an additional 126,472 shares of common stock for a total purchase price of approximately $19,000. The shares were sold to an accredited investor in reliance on Regulation S of the Securities Act. The warrants are exercisable at a price per share of approximately $.40 on or before September 19, 2003.


Item  3.  Defaults  Upon  Senior  Securities
          Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          None.

Item  5.  Other  Information
          None.

Item  6.  Exhibits


Exhibit     Description
-------     -----------

99.1        Press  Release  dated  July  16,  2001
99.2        Press  Release  dated  August  15,  2001
99.3        Press  Release  dated  August  19,  2001
99.4        Press  Release  dated  November  9,  2001
99.5        Press  Release  dated  November  13,  2001
99.6        Press  Release  dated  November  13,  2001

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    TURBODYNE  TECHNOLOGIES  INC.


November  16,  2001      By
                           /s/ Charles  Caverno
                         Charles  Caverno
                         Chief  Financial  Officer
                         (Duly  Authorized  Officer  and
                         Principal  Financial  Officer)