Form 10-K
period 2001-12-31
TURBODYNE TECHNOLOGIES INC
filed 2002-04-29
CIK 1022097

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  DECEMBER  31,  2001

[  ]    Transition  Report Under Section 13 Or 15(D) Of The Securities Exchange
        Act  Of  1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:           0-21391


                           TURBODYNE TECHNOLOGIES INC.
                           ---------------------------
                    (Exact name of Registrant in its charter)

DELAWARE                                 95-4699061
--------                                 ----------
(State  or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification  No.)


6155 Carpinteria Avenue, Carpinteria, California      93013
------------------------------------------------      -----------
(Address  of  principal  executive  offices)          (Zip  Code)


(805)  684-4551
-------------------------------
Registrant's  telephone  number



Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE.

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
PAR  VALUE  $0.001  PER  SHARE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 405, 17 CFR 230.405.) $23,749,000 as of March 25, 2002, based on the closing price of the Registrant's common stock on the Pink Sheets on that date.

There were 86,423,544 shares of the Registrant's common stock issued and outstanding as of April 9, 2002.

DOCUMENTS  INCORPORATED  BY  REFERENCE:     None

                           TURBODYNE TECHNOLOGIES INC.
                           ANNUAL REPORT ON FORM 10-K

                                      INDEX
                                                                     PAGE
                                                                     ----

                                     PART I
                                     ------

Item  1.  Business                                                   3

Item 2. Properties                                                   19

Item 3. Legal and Administrative Proceedings                         19

Item 4. Submission of Matters to a Vote of Security Holders          24


                                     PART II
                                     -------

Item  5.  Market for Registrant's Common Equity
and Related Stockholder Matters                                      25

Item 6. Selected Consolidated Financial Data                         27

Item  7. Management's Discussion and Analysis of
Financial Condition and Results of Operations                        29

Item 7a.  Quantitative and Qualitative Disclosures
about Market Risk                                                    35

Item 8. Financial Statements and Supplementary Data                  36

Item  9.  Changes  in  and  Disagreements  with
Accountants  on  Accounting and
Financial Disclosure                                                 39

                                    PART III
                                    --------

Item  10.  Directors and Executive Officers of the Registrant        40

Item 11. Executive Compensation                                      43

Item 12. Security Ownership of Certain Beneficial
Owners and Management                                                47

Item 13. Certain Relationships and Related Transactions              49

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules,
and Reports on Form 8-K                                              50

Signatures                                                           52

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

ITEM  1.     BUSINESS.

GENERAL

We are a design and engineering company engaged in the design and development of air charging technology that enhances the performance of internal combustion engines.  Our  technology  is  based  on  DC/AC,  high-speed,  high-powered, electronically commutated electric motors. Our business strategy involves entering into license agreements with original equipment manufacturers ("OEM's") in the automotive industry who would incorporate our technology into their product lines in exchange for the payment of royalties or other similar license fees.

We have incorporated our technology into two initial primary products, which are
(1) the Dynacharger(TM) and (2) the Turbopac(TM). We transferred the intellectual property associated with our Dynacharger and Turbopac products to Honeywell, Inc. ("Honeywell") in 1999. Our rights to these products are now the subject of a license agreement and a joint development agreement with Honeywell. We are now involved in legal proceedings regarding our agreements with Honeywell. See Item 3. - Legal Proceedings.

We are presently finalizing the development of additional products incorporating new technology, including a product known as the TurboAir. These new products are in various stages of design and development. Our ability to commercialize these new products is conditional upon us entering into arrangements with OEM's that provide for the final development and manufacturing of these products

CORPORATE  ORGANIZATION

We were incorporated under the laws of British Columbia, Canada in 1983. We reincorporated under the laws of the State of Delaware in July 1998.

We  carry out our business operations through Turbodyne Systems Inc. ("Turbodyne
Systems"),  our  wholly  owned  subsidiary.   Turbodyne  Systems  is  a  Nevada
corporation.

We acquired our original technology from Edward M. Halimi, a former director and our former chairman of the board, former president and former chief executive officer, in July 1993 for consideration of 4,150,000 shares of our common stock. Of these shares, 3,250,000 are being held in escrow until we reach certain cash flow targets.

The assets of our former subsidiary, Pacific Baja Light Metals Corporation ("Pacific Baja"), were sold in bankruptcy proceedings in December 1999. See below under "Bankruptcy of Pacific Baja Light Metals Corporation".

DEVELOPMENT  OF  OUR  BUSINESS  DURING  2001

We  have  experienced  the  following significant changes since January 1, 2001:

1. We have focused our business strategy on becoming a leading design and engineering company engaged in the development of charging technology for the automotive industry. Our current business strategy contemplates that we will license our technology to leading automotive Original Equipment Manufacturers ("OEM's"). We anticipate that we will not engage in further attempts to manufacture equipment incorporating our technology for sale to OEM's or to the automotive product after-market due to the high costs of undertaking manufacturing for the automotive industry and the difficulty of competing against OEM's with manufactured products.

2. During 2001, we re-focused our efforts on the research and developments of products using our technology, including the development of prototypes of new products for demonstration and evaluation purposes. Our newly developed products include our new TurboAir product. We acquired significant license rights to this technology on October 15, 2001. We have developed prototypes of our new TurboAir product for evaluation and demonstration purposes.

3. We have continued to reduce our overhead and administration costs. These reductions to overhead and administration costs have been necessitated by our inability to earn significant revenues and to raise required capital. These reduced costs are also consistent with our transition to a technology company engaged principally in design and engineering.

4. We commenced litigation against Honeywell in August 2001 claiming damages against Honeywell arising from our license agreement and joint development agreement for the Turbopac and Dynacharger technology with Honeywell. We commenced this litigation following the commencement of arbitration proceedings by Honeywell seeking termination of our license agreement and joint development agreement with Honeywell. As a consequence of the status of our relationship with Honeywell, no sales of products incorporating the Turbopac and Dynacharger technology are currently being achieved.

5. We re-acquired non-exclusive rights to the Turbopac and Dynacharger products in January 2002 due to the failure of Honeywell to reach certain production milestones under our agreements with Honeywell.

6. Our former board and directors and executive officers resigned in 2001. We now have a new board of directors and our business is currently managed by new principal executive officers.

7. We have been able to reach settlement and resolution of many of the legal proceedings that have been initiated against us. We have consented to a judgment against us in favor of the Securities Exchange Commission in order to conclude an investigation that the SEC had commenced against us. We also have reached a settlement, subject to court approval, of a consolidated class action law suit commenced against us that relates to the matters investigated by the SEC. However, several key legal proceedings, including litigation with Honeywell and litigation in connection with Pacific Baja Light Metals Holdings, our former subsidiary, have been commenced and have not been settled to date. Our ongoing legal proceedings have had and will continue to have an adverse effect on our ability to raise capital to fund our business operations. See Risk Factors.

These corporate developments are discussed below. Detailed information regarding our legal proceedings is contained in the section of this Form 10-K entitled
Item  3.  -  Legal  Proceedings.

HONEYWELL  AGREEMENTS

The core technology that we have developed in connection with the Turbopac and Dynacharger products is the subject of technology license and development agreements with Honeywell. These agreements are currently the subject of legal
proceedings.   See  Item  3.  -  Legal  Proceedings.

Original  Agreements

In January 1999, we entered into a license agreement and a joint development agreement with Honeywell. Each of these agreements was amended in December 1999. Under the original license agreement, we granted to Honeywell the exclusive license to make, use and sell products incorporating our Turbodyne technology for a term of twenty years. This technology included all designs, processes, data, inventions, developments and other proprietary information relating to electrically assisted turbochargers and motors and controls associated with the Turbopac and Dynacharger products. Under the joint development agreement with Honeywell, we and Honeywell are required to engage in a concerted effort for the research, development and engineering for mass production of the Dynacharger(TM) and other electrically assisted charged air systems.

Assignment  Agreement

The license agreement and joint development agreement were amended in December 1999 concurrent with the execution of an intellectual property and product rights agreement between us and Honeywell. Under the terms of the intellectual property and products rights agreement, we assigned our patent and trademark portfolios, including Dynacharger(TM) and Turbopac(TM), to Honeywell for $6.8 million. The assignment covers the Turbopac, Turboflow and Dynacharger trademarks, 18 patents and 14 patent applications pending with the U.S. Patent and Trademark Office. These trademarks, patents and applications encompass the construction of the Dynacharger(TM) and Turbopac(TM) products. We have applied for numerous patents with Honeywell since joint development of our products began. These patent rights are held jointly. The assignment of the patent portfolio was made by us subject to our license agreement with Honeywell, as amended.

Amended  License  Agreement

Under our amended license agreement with Honeywell, we have granted to Honeywell the worldwide exclusive license to all improvements related to the Turbodyne technology that we develop through our efforts. In addition, Honeywell was granted all rights to manufacture and sell any motor driven compressor products currently sold in the Turbopac product line, including any developments and improvements. We retained the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the independent aftermarket. In exchange for the assignment of our patent portfolio and the exclusive licenses granted in the amended license agreement, Honeywell has agreed to pay to us a royalty in the amount of 3.7% of net sales achieved by Honeywell of products incorporating the Turbodyne technology.

The amended license agreement provides that Honeywell will conduct the development of products incorporating the Turbodyne technology under the joint development agreement, as amended, and obtain a production commitment or an advanced development program from a third party customer by July 1, 2001. If this milestone was not achieved, Honeywell agreed that the license for the improvements to the Turbodyne technology developed by us would become non-exclusive, at our election. If Honeywell was unable to obtain a production commitment by January 1, 2002, Honeywell agreed to grant to us a non-exclusive license under the assigned patent portfolio with the right to us to sub-license for our continued development of the Dynacharger and Turbopac products. Upon the license granted by us under the amended license agreement becoming non-exclusive, we have agreed that the royalty payable would be reduced from 3.7% of net sales to 3.2% of net sales. A production commitment is defined to mean an order placed by a third party for the licensed products in production quantities.

Honeywell also agreed to conduct development of the Turbopac products and honor existing supply and distributor agreements pursuant to the joint development agreement, pursuing after-market and/or OEM customers and obtain supply commitments by January 1, 2002. If Honeywell is unable to obtain supply commitments by January 1, 2003, Honeywell will grant to us an exclusive license to pursue sales of Turbopac products and our royalty will increase to 4.7% of net profits for Dynacharger products. We will pay to Honeywell a royalty of 2% of net profits on sales of Turbopac products by Turbodyne.

In addition, Honeywell agreed to grant to us a license of all intellectual property and trade secrets required to manufacture, market and sell electric motors, generators, electronic controllers and light metals for the Dynacharger(TM) and Turbopac(TM) products and a license to us to develop intellectual property necessary to manufacture, market and sell these component parts. The agreement to grant this license is conditional upon us producing and providing exclusively to Honeywell and Honeywell acquiring the component parts solely from us pursuant to Honeywell's standard terms and conditions for long term supply contracts. The price to Honeywell for component parts is limited to cost plus 7%.

The license also gives us the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the aftermarket if Honeywell decides not to do so.

Amended  Joint  Development  Agreement

We have agreed with Honeywell to jointly develop new products incorporating the Turbopac and Dynacharger products. We have agreed to contribute 40% of the resources to this joint development, with Honeywell contributing 60%. We have agreed that if we fail to contribute the required 40%, then the royalty payable by Honeywell to us under the license agreement will be reduced by a ratio of actual percentage share investment divided by 40% multiplied by 3.2%, plus a 0.5% base royalty.

Status  of  the  Joint  Development  Agreement  and  the  License  Agreement

In March 2001, we received a letter from Honeywell in which Honeywell alleged that we have been chronically delinquent in meeting schedule commitments under the joint development agreement. Honeywell stated its belief that we would be unable to meet our contractual requirements and that such defaults appear to be of a nature that cannot be cured. Honeywell requested that we provide them with adequate assurances of our ability to cure past defaults and meet our ongoing obligations under the agreement no later than March 23, 2001 or they would consider the agreement terminated. We responded to Honeywell on March 19, 2001, stating that we believe we have met all of our obligations under the agreement and have not caused serious delays in customer commitments or design and testing programs. On March 23, 2001, we received another letter from Honeywell asking us to provide Honeywell with specific assurances regarding our current and future funding, our solvency, our ability to meet the capacity requirements for producing components that meet automotive industry standards and our current and future management and technical team. Honeywell sent us another letter dated April 4, 2001, listing several alleged delinquencies in meeting our contractual obligations under the agreement and requesting that we cure the alleged deficiencies within 60 days. Honeywell has stated that it will consider our failure to adequately address its concerns to be a repudiation of the agreement by us and it will consider its obligations under the agreement canceled. Honeywell claims that it will then proceed with alternative means to developing the products. We do not agree with Honeywell's position regarding delinquencies and intend to vigorously defend our position if necessary to enforce the contract.

On July 2, 2001, Honeywell initiated arbitration proceedings requesting termination of the joint development agreement. We commenced legal proceedings against Honeywell in August 2001 claiming damages under the Sherman Act and seeking an order of the court enjoining Honeywell from prosecuting the arbitration proceedings.

We served notice on Honeywell in January 2002 of our position that Honeywell had failed to achieve the production commitments required by the license agreement and that under the license agreement we are entitled to a non-exclusive license for Turbodyne improvements and a non-exclusive license, with right to sub-license, for the Turbopac and Dynacharger patent portfolio assigned by us to Honeywell in December 1999.

Honeywell  assigned  the  Dynacharger  trademark  back  to  us  in  August 2001.

We have not earned any royalty fees under our agreements with Honeywell to date.

INDUSTRY  BACKGROUND

Market  Demand  for  Charging  Technology  for  Internal  Combustion  Engines

We believe that the following market conditions will continue to shape the demand for our air charging technology for internal combustion engines:

- Worldwide, turbocharger diesel engines will continue to represent a large share of the power plants in passenger cars;

- All passenger cars equipped with diesel engines in the displacement range of 1.8 to 3.5 litres, about 4 million of which were built worldwide in 2000, share the common problem of inadequate take-off performance when accelerating from low engine rpm and power, more commonly known as "turbo lag;"

- Turbocharger gasoline engines are an advantageous alternative to larger displacement gasoline engines but they currently represent only approximately 1% of the power plants in passenger cars because of turbo lag;

- The automobile industry is pursuing downsizing of gasoline engines to improve engine efficiency and fuel economy and although the drop in engine torque and power associated with smaller engines can be prevented by charging the downsized engine, it must be accomplished without turbo lag to be successful; and

- The passenger car industry appears committed to resolving the turbo lag problem and to the best of our knowledge the charging technology as used in our product is currently the only practical solution to the problem.

Turbocharging  Technology

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

Market  Opportunity

Our market opportunity is to take advantage of these market conditions and become a design and engineering company that undertakes the development of the core technology for the automotive industry that will resolve the problem of turbo lag for turbocharged engines, increase power and performance and reduce the pollution of non-turbocharged engines and allow the downsizing of internal combustion engines.

THE  TURBODYNE  TECHNOLOGY

Our technology is based on the scientific principle that when fuel is burned with the theoretically correct amount of air, perfect combustion will take place with the result that a maximum amount of thermal energy is released and the pollution released is minimized. Internal combustion engines produce power by burning fuel, a process that requires flows of both air and fuel. Sophisticated systems have been developed for the regulation of the flow of fuel into an engine. Less attention has been paid by automobile manufacturers to the regulation of the flow of air into the engine. The great majority of engines manufactured in the world today depend on ambient air pressure to supply air in the combustion process. However, ambient air pressure is not a perfectly efficient force for this process. In particular, ambient air pressure fails to supply air in sufficient quantities when an engine is accelerating, particularly at low engine speeds. We have developed our technology to address these inefficiencies of conventional internal combustion engine technology.

Turbopac  Product

We have developed the Turbopac product to increase the operational performance and efficiencies of non-turbocharged engines. The Turbopac product is an air blower apparatus that consists of a fan driven by a proprietary electric motor and managed by an electronic management system. The Turbopac incorporates a high speed, high power, and electronically commutated electric motor that we developed. This electric motor is controlled by a rapid, high-powered DC/AC electronic controller capable of sustaining motor speeds in excess of 200,000 rpm. This electric motor is mounted coaxially with a compressor in order to deliver compressed air into the engine when required.

The Turbopac product is powered by the vehicle's electrical system and generates and feeds high-pressure air into the engine when electronic controllers within the engine request additional air for optimization of the combustion process. The Turbopac product is designed to manage and enhance the flow of air into an engine in the same manner as a fuel-injection system manages the flow of fuel into the engine. The Turbopac product incorporates an electric motor with magnets. The electronic management system for the Turbopac is external to the air blower device and is mounted separately within the vehicle compartment. We have designed the Turbopac product with the objective of making it easy to install on any type of internal combustion engine, including engines in automobiles, motorcycles, trucks, airplanes and locomotives.

Dynacharger  Product

We have developed our Dynacharger product in order to address the turbo lag problem that occurs in turbocharged internal combustion engines. The underlying engineering requirement to solving the turbo lag problem is an auxiliary drive unit with a high power density capable of rapidly accelerating the compressor of a turbocharger when there is insufficient exhaust gas energy to compress the engine's intake air.

Our Dynacharger product incorporates a high speed, high power density electric motor that is mounted coaxially between a turbocharger's turbine and the compressor. The Dynacharger is controlled by external controls that regulates the operation of the electric motor that is connected to the compressor of the turbocharger. The Dynacharger product enables the turbocharger's compressor to compress the air supply delivered to the engine during periods, including start-up and acceleration, when the force provided by the engine's exhaust gas is insufficient to provide adequate power to the turbocharger's compressor. Test results completed on engines using our Dynacharger product demonstrate substantial increases in engine power during acceleration, reduced particle emissions and improved fuel economy.

TurboAir  Products

We are currently in the process of developing our TurboAir product. This product consists of an air-blower device incorporated into the air filter compartment of a vehicle engine. The TurboAir product incorporates an electric motor that does not use magnets that is used to drive a fan within the air blower that provides a pressurized flow of air into the engine. The TurboAir is designed to be self-cooling and to minimize the required electrical current from the vehicle's electrical system. The electronic controls for the TurboAir product are incorporated internally, rather than being mounted separately within the vehicle engine compartment. The electronic controls are designed to be linked into the OEM's vehicle engine management system. The incorporation of the electronic controls into the vehicle's engine management system requires that each TurboAir product be programmed in cooperation with the OEM. We are currently working on prototypes for three models for vehicles with 12 volt electrical systems and three models for vehicles with 24 volt electrical systems. We also plan to develop models of the TurboAir product for vehicles using the 36 volt electrical system to be introduced as a standard in Europe.

INTELLECTUAL  PROPERTY

Turbopac  and  Dynacharger  Technology

As of December 17, 1999, we assigned the intellectual property and product rights for our patent and trademark portfolios of the Dynacharger(TM) and Turbopac(TM) to Honeywell. The assignment covers the Turbopac, Turboflow and Dynacharger trademarks, 18 patents and 14 patent applications pending with the U.S. Patent and Trademark Office. These trademarks, patents and applications encompass the construction of the Dynacharger(TM) and Turbopac(TM) products. We have applied for numerous patents with Honeywell since joint development of our products began. These patent rights are held jointly.

TurboAir  Technology

We entered into an exclusive license agreement dated October 15, 2001 with our subsidiary, Turbodyne Systems, and Mr. David St. James for the license of certain technology that we are incorporating into our newly developed TurboAir product. The technology licensed under the agreement with Mr. St. James encompasses new inventions relating to the optimization of the air/fuel mixture in internal combustion engines with the objective of increasing performance and fuel economy and reducing emissions. We issued an aggregate of 2,000,000 shares of our common stock and 2,000,000 share purchase warrants to Mr. St. James in consideration of the grant of this license. Each share purchase warrant entitles Mr. St. James to purchase one additional share of our common stock at a price of $0.30 per share for a period of four years from the date of the license agreement. We have agreed to pay a royalty equal to 2% of the gross sales price of products manufactured and sold that incorporate the licensed technology. The royalty is payable quarterly and is applicable to any products manufactured and sold by any sub-licensee. We have granted a pledge of all of the outstanding and issued shares of Turbodyne Systems to Mr. St. James as security for the payment of this royalty.

The technology licensed to us by Mr. David St. James is presently not the subject of patent protection. We are in the process of preparing patent applications that we are proposing to file with the United States Patent Office in order to seek patent protection for the technology. These patent applications have not been submitted to date and there is no assurance that any patents will be granted.

Proprietary  Information  Agreements

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

STATUS  OF  THE  DEVELOPMENT,  MARKETING  AND  SALE  OF  OUR  PRODUCTS.

Turbopac  Product

We completed the development of several different versions of the Turbopac products. We assigned our rights to the Turbopac product to Honeywell in December 1999. Our rights to the Turbopac product are now governed by our amended license agreement and amended joint development agreement with Honeywell. Honeywell advised us of their determination to terminate the program for commercialization of the Turbopac product in August 2000. Due to the rights assigned by us to Honeywell, we were unable to independently pursue the commercialization of the Turbopac product. Accordingly, neither we nor Honeywell are making any sales of the Turbopac products.

We have acquired non-exclusive rights to proceed with the manufacturing of Turbopac products under our amended license agreement with Honeywell. We are currently evaluating whether to proceed with further attempts to commercialize the Turbopac products. This determination will be based on our assessment of demand for the Turbopac product and our ability to finance commercialization. We anticipate that any commercialization would be through a license arrangement with an OEM. There is no assurance that we will be able to enter into a license agreement with an OEM or to achieve commercialization of the Turbopac product.

In the fourth quarter of 1997, under an arrangement with Detroit Diesel Corporation and in accordance with the United States Environmental Protection Agency Urban Bus Program, our Turbopac(TM) 2500 model was installed on city buses in Toledo, Ohio, Riverside, California and Milwaukee, Wisconsin. Following the successful installation of these products, Milwaukee Transit requested and received from the Environmental Protection Agency approval to equip 10 additional buses with the Turbopac(TM) 2500 model. In April 1998, the EPA certified the Detroit Diesel Corporation emission upgrade kit, which includes the Turbopac(TM) 2500 model, under the Urban Bus Retrofit/Rebuild Program. Following EPA approval, we entered into a five-year sales and marketing agreement with Detroit Diesel Corporation under which Detroit Diesel Corporation will exclusively market the Turbopac(TM) as part of its mechanical engine rebuild kit for the EPA Urban Bus Program. In June 1998, we delivered the initial stocking order of 100 Turbopacs(TM). We sold approximately 575 Turbopacs(TM) under our agreement with Detroit Diesel Corporation. Under the terms of our joint development agreement with Honeywell, we agreed that further sales to Detroit Diesel Corporation were to be made by Honeywell. No further sales of the Turbopac products have been completed under this arrangement due to Honeywell's determination to halt sales of Turbopac products, including sales of Turbopac products to Detroit Diesel Corporation.

We are currently undertaking refurbishment of Turbopac products sold under our agreement with Detroit Diesel Corporation. However, no new sales are being achieved.

Dynacharger  Products

We completed the development of our Dynacharger products for prototype evaluation and testing purposes. We entered into our license agreement and joint development agreement with Honeywell with the objective of commercializing the Dynacharger product for mass production and sales to the automotive industry.

We have acquired non-exclusive rights to proceed with the manufacturing of Dynacharger products under our amended license agreement with Honeywell. We are currently evaluating whether to proceed with further attempts to commercialize the Dynacharger products independent of Honeywell. We anticipate that any commercialization would be through a license arrangement with an OEM in view of the expensive development work required. There is no assurance that we will be able to enter into a license agreement with an OEM or to achieve commercialization of our Dynacharger products. No sales of the Dynacharger product have been completed by either ourselves or Honeywell to date.

TurboAir  Products

We are currently completing the development of our TurboAir products. We have developed prototypes of this product for testing and evaluation purposes. Our plan is to pursue negotiations with OEM's for the license of this technology for incorporation into vehicles and engines manufactured by OEM's in exchange for royalties or similar license fees. Under these arrangements, we would assist the OEM in the final design and incorporation of the TurboAir product into the OEM's vehicles and engines.

BUSINESS  STRATEGY

Our general business strategy is to develop products incorporating our technology and to license these products to automotive OEM's for incorporation into their product lines. We have determined not to attempt to pursue the large scale manufacturing of our products in view of the high costs and business risks associated with manufacturing. We believe that the strategy of licensing our products to OEM's will enable the commercialization of products incorporating our technology without requiring us to undertake the manufacturing process ourselves. OEM's have the necessary manufacturing economies of scale, including the ability to obtain volume purchasing and mass production manufacturing, necessary to manufacture products incorporating our technology at competitive costs.

Turbopac  Products

We are in the process of determining whether to initiate discussions with OEM's in view of the fact that we recently acquired a non-exclusive license to manufacture the Turbopac product under our license agreement with Honeywell. If we determine to pursue commercial sales of the Turbopac products, we anticipate that we would pursue license arrangements with OEM's who would undertake manufacturing and sales of Turbopac products in consideration of the payment of royalties or similar license fees to us.

Dynacharger  Products

Commercial production of the Dynacharger products depends on our ability to enter into strategic relationships with manufacturers of turbochargers due to the fact that this product must be incorporated directly into a manufactured turbocharger. We entered into our license agreement and joint development agreement with Honeywell with the objective of achieving commercial production. Our arrangement with Honeywell has not succeeded in achieving this commercialization as a result of Honeywell's determination not to pursue further development of the Dynacharger product.

Prior to entering into our agreements with Honeywell, we were engaged in discussions with various large automotive OEM's for the manufacture of products incorporating our Dynacharger technology. We plan to again initiate discussions with OEM's now that we have acquired a non-exclusive license for the Dynacharger products under our license agreement with Honeywell. We plan to pursue development agreements for the Dynacharger product whereby we would license our technology to a turbocharger manufacturer who would incorporate the Dynacharger into their turbocharger products.

TurboAir  Products

We plan to pursue development and manufacturing arrangements with OEM's for our newly developed TurboAir products. As each TurboAir product must be programmed to work in conjunction with a vehicle's engine management system, it will be necessary to us to finalize development of each TurboAir product with a manufacturer. The TurboAir product would then be incorporated into the OEM's vehicle and engine. We anticipate that we would be paid a royalty or similar license fee if we are successful in entering into any agreements for the development and manufacture of our TurboAir products.

Additional  Elements  of  Our  Business  Strategy

Additional  key  elements  of  our  strategy  include:

- Increasing awareness in the automotive industry for our expertise and technology in the field of charging internal combustion engines;

-     Continuing  our  engineering  efforts  to  further advance our technology;

-     Establishing  additional  strategic  relationships  with  OEMs.


COMPETITION

We do not believe that there is any technology as used in our products that is in direct competition with our products. However, competition does exist from existing technology. In addition, new competitors are attempting to enter the market.

We expect that the primary competition for the Turbopac(TM) and TurboAir products will come from improvements and refinements to conventional internal combustion engines that may result in moderate, but sufficient, increases in ongoing power. Implementing these improvements may be less costly than installing a Turbopac(TM) or TurboAir product. For the Dynacharger(TM) products, we expect competition on large engine applications from improvements and refinements to existing turbocharger technology which may be less expensive than the Dynacharger(TM) products. In addition, OEMs and consumers may be more accepting of improvements to existing technology than a new technology.

Competition for the Dynacharger(TM), Turbopac(TM) and TurboAir products may also come from existing products manufactured by OEMs that do not incorporate our products into their final product. A relatively small number of OEMs have a significant share of the automotive market. Accordingly, an OEM's decision not to incorporate our products into its product lines could pose a significant threat to our success.

RESEARCH  AND  DEVELOPMENT

We incurred research and development costs in the amount of $3,740,058 during our fiscal year ended December 31, 2001. We incurred research and development costs in the amount of $3,697,763 during our fiscal year ended December 31, 2000. We incurred research and development costs in the amount of $8,419,975 during our fiscal year ended December 31, 1999. These expenditures included amounts on research and development with the objective of bringing the Dynacharger(TM) and Turbopac(TM) into full-scale commercial production and amounts on account of our research and development of our new TurboAir product.

Of our research and development activities incurred in 2001, all research and development activities up to June 28, 2001 were incurred in connection with our joint development of the Turbopac and Dynacharger products with Honeywell under our agreements with Honeywell. These activities accounted for approximately 75% of our research and development expense in 2001. All research and development activities after June 28, 2001 were incurred in connection with research and development of our own technology that is not the subject of our agreements with Honeywell. These activities accounted for approximately 25% of our research and development expense in 2001.

GOVERNMENT  REGULATION

In the United States, emissions standards for diesel and gasoline engines are imposed by the EPA and other regulatory agencies, including the California Air Resources Board. The presence of this government regulation has the potential to create demand for our products as our products are designed to increase engine performance with resulting reductions in emissions and increases in fuel economy. However, the inability of our products to enable OEM's to meet emissions standards will result in decreased demand for our products.

In April 1998, we received certification by the EPA for the Detroit Diesel Corporation's emission reduction kit, which includes the Turbopac(TM) 2500 model, under the Urban Bus Retrofit/Rebuild Program. However, the government may increase emission standards to a level that our products currently do not satisfy. If that occurs, we may be required to expend significant resources that we do not currently have to develop and incorporate technology necessary to meet the increased standards. Any such expenditure and any delays in product development as a result of more stringent emission standards would have a material adverse affect on our results of operations.

In March 1999, we received an executive order from the California Air Resources Board for a universal exemption of the Turbopac(TM) 2500 for heavy-duty diesel vehicles that are equipped with mechanical unit fuel injection and no electronic injection timing or electronic throttle delay. The executive order enables us to advertise, market and install the Turbopac(TM) 2500 on vehicles equipped with engines covered by the California Air Resources Board executive order. The executive order does not constitute a certification, accreditation, approval or any other type of endorsement by the California Air Resources Board of any claims of ours concerning antipollution or any other benefits of the Turbopac(TM). No sales of the Turbopac 2500 models are currently being completed.

We must continue to design and develop products that meet the vehicle emissions standards that are imposed by the EPA and other regulatory agencies, including the California Air Resources Board. Testing to ensure our products meet these government regulations will be an integral component of our research and development expense on new products.

SEGMENT  REPORTING

We are currently only engaged in one business segment, being the development and sale of products incorporating our Turbodyne technology. We were engaged in the aftermarket wheels and automotive engine components business segments until the sale of the assets of Pacific Baja Light Metals Corporation, our former subsidiary, in December 1999, as discussed below. The following table summarizes our revenues, gross profit, loss from operations and total assets for each of our business segments for each of the last three fiscal years:

Sales from External Customers     2001                  2000           1999
Aftermarket Wheels                   -                     -     13,750,000

Automotive Engine Components         -                     -     34,753,000


Turbodyne Products               9,470               539,833      1,715,161
                              ---------------------------------------------
Total                            9,470               539,833     50,218,161
                              ---------------------------------------------

Gross Profit (Loss)               2001                  2000           1999
                              ---------------------------------------------
Aftermarket Wheels                   -                     -      1,079,000

Automotive Engine Components         -                     -      2,430,000


Turbodyne Products             354,310              (677,759)       278,963
                              ---------------------------------------------
Total                          354,310              (677,759)     3,787,963
                              ---------------------------------------------

Loss from Operations              2001                  2000           1999
                              ---------------------------------------------
Aftermarket Wheels                   -                     -     (3,216,000)

Automotive Engine Components         -                     -     (3,378,000)

Turbodyne Products          (7,357,137)          (16,841,491)   (20,257,161)
                              ---------------------------------------------
Total                       (7,357,137)          (16,841,491)   (26,851,161)


Total Assets                      2001                  2000           1999
                              ---------------------------------------------
Aftermarket Wheels                   -                     -              -

Automotive Engine Components         -                     -              -

Turbodyne Products           1,270,807             1,102,145      6,763,759
                              ---------------------------------------------
Total                        1,270,807             1,102,145      6,763,759
                              ---------------------------------------------


For more information on our business segment financial information, see Note 10 of our audited financial statements included with this Annual Report on Form 10-K.

Our business operations are primarily conducted within the United States at present. Accordingly, we do not report our financial information on separate geographic segments.

BANKRUPTCY  OF  PACIFIC  BAJA  LIGHT  METALS  CORPORATION

In September 1999, Pacific Baja Light Metals Corporation, our former wholly owned subsidiary, began Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court of the Central District of California. In December 1999, the
Bankruptcy Court authorized the sale of substantially all of the assets of Pacific Baja and its subsidiaries for a combination of cash and other consideration totaling approximately $14.4 million. The purchase price included the assumption of certain liabilities of Pacific Baja and a cash payment to Wells Fargo Bank, which had a financing agreement with Pacific Baja.

There were no remaining assets and liabilities of Pacific Baja as of December 31, 1999. Capital leases with obligations totaling approximately $4 million that we had guaranteed were assumed by the buyer after December 31, 1999. However, we had guaranteed purchase commitments of Pacific Baja to TST, Inc., one of Pacific Baja's aluminum suppliers, totaling approximately $1,800,000. These purchase commitments were not assumed in the bankruptcy sale. We have entered into settlement discussions with TST, Inc. whereby we anticipate that we will agree to a stipulated judgment against us in respect of our obligation to TST, Inc. as a guarantor. See Item 3. Legal Proceedings - Litigation Relating to Former Subsidiary. We reached an agreement for the settlement of amounts owed by us in respect of a guarantee of the lease obligations of Pacific Baja for certain premises in the first quarter of 2001. Under the terms of the settlement, we paid an amount of $38,000 and agreed to pay a further amount of $38,000 by March 2, 2001, which amount we have not yet paid. In addition, we issued 800,000 shares of our common stock and agreed to the grant of warrants to purchase an additional 200,000 shares of our common stock at a price of $0.25 per share for a three year term.

There were approximately $7,000,000 of unsecured creditor claims that remained unpaid after completion of the sale of the assets of Pacific Baja. These claims remain unsatisfied to date. The Bankruptcy Court established the Pacific Baja Liquidating Trust to assert any claims of the unsecured creditors. The Pacific Baja Liquidating Trust commenced legal proceedings against us and the former directors and officers of each of Turbodyne Systems and Pacific Baja. See Item
3.  Legal  Proceedings  -  Litigation  Relating  to  Former  Subsidiary.


EMPLOYEES

As of April 8, 2002, we had approximately 14 full-time employee equivalent consultants, comprised of the following:

1.     Our  two  executive  officers,  namely  Mr.  Daniel Black and Mr. Charles
       Caverno;
2.     Four  machinists  and  prototype  manufacturing  personnel;
3.     Two  administrative  personnel;  and
4.     Six  research  and  development  personnel.

RISK  FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report on Form 10-K, including those risks identified under Item 1 - Description of Business, Item 3 - Legal Proceedings and Item 6 - Management Discussion and Analysis or Plan of Operations. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to continue business operations as a going concern.

RISKS  RELATING  TO  OUR  FINANCIAL  CONDITION

There Is A Substantial Risk That We Will Not Be Able To Continue Our Business Operations Due To Our Financial Condition.

We had a working capital deficit of $9,328,295 as at December 31, 2001. As we are not earning revenues, we require substantial amounts of additional capital in order to continue business operations. We are seeking additional funds through private placement offerings of our common stock and we are pursuing development of our technology through joint development agreements. We do not have any arrangements in place for any financing. In addition, if we are successful in achieving financing, we anticipate that any financing would be achieved by sales of additional shares of our common stock. Sales of additional shares of our common stock will result in significant dilution to our current stockholders. If we do not achieve additional financing, we may be forced to cease business operations. In addition, the maximum number of shares of our common stock that we can issue is 99,000,000 shares until such time as our certificate of incorporation is amended to permit an increased number of authorized shares. An amendment to our certificate of incorporate will require the approval of our shareholders in accordance with Delaware law.

There Is Substantial Doubt As To Our Ability To Raise Additional Capital Through Sales Of Our Common Stock.

There is substantial doubt as to our ability to raise additional capital through sales of our common stock due to the following factors:

1.     We  have  a  substantial  working  capital  deficit;
2.     We  do  not  have  any  significant  revenues;

3. We will not achieve significant revenues until we complete the commercialization of products incorporating our technology, whether by ourselves or in conjunction with automotive OEM's;
4. We will be required to incur substantial research and development expenses prior to the commercialization of products incorporating our technology;
5.     Our  relationship  with  Honeywell  is  the subject of legal proceedings;
6.     We  are  the  subject of outstanding judgments and legal proceedings; and
7.     The  presence of the other risks identified in this Annual Report on Form
       10-K.

There  Is  Substantial  Doubt  About Our Ability To Continue As A Going Concern.

We reported net losses of $7,365,220 and $16,966,245 for the two fiscal years ended December 2001 and 2000 respectively. We suffered net losses in recent years resulting in an accumulated deficit of $114,589,361 at December 31, 2001, have used cash in its operating activities in recent years, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits, and based on our projected cash flows for the ensuing year we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2001.

Substantially All Of Our Historical Revenues Were Derived From Pacific Baja, Substantially All Of The Assets Of Which Were Sold In Bankruptcy Proceedings In 1999.

Substantially all of our revenues on a consolidated basis have historically been derived from Pacific Baja, our former subsidiary. The assets of Pacific Baja were sold in bankruptcy proceedings in December 1999. The sale of substantially all of the assets of Pacific Baja has had an adverse affect on our business and results of operations.

We  Have  No  History  Of  Product  Sales.

None of the Turbopac or Dynacharger products have been commercially produced except for the limited commercial production of the TurbopacTM 2500 product. Sales of the Turbopac 2500 product have been terminated by Honeywell. Other models of the TurbopacTM product and all models of the DynachargerTM and TurboAir products remain in various stages of development. We cannot assure you that the TurbopacTM models, DynachargerTM or TurboAir products will be developed timely or that they will be commercially accepted. The failure of the TurbopacTM and DynachargerTM or TurboAir products to achieve commercial success will have a material adverse effect on the business, operating results and financial condition of the Company.

RISKS  RELATING  TO  THE  STATUS  OF  OUR  AGREEMENTS  WITH  HONEYWELL

The Termination Of Our Joint Development And License Agreements With Honeywell Would Have A Material Adverse Effect On Our Business.

Honeywell has initiated arbitration proceedings against us to terminate our license agreement and joint development agreement with Honeywell as a result of our alleged inability to meet our commitments under the agreements. We contest Honeywell's attempts to terminate the agreements and disagree with Honeywell's assertions regarding alleged delinquencies. We have commenced legal proceedings in court in an attempt to enjoin Honeywell from proceeding with the arbitration proceedings. There is no assurance that we will be successful in enjoining these proceedings.

There  Is  No  Assurance  That  Our Claims Against Honeywell Will Be Successful.

We have commenced legal proceedings against Honeywell seeking substantial damages as a result of Honeywell's conduct under our license agreement and joint development agreement with Honeywell. There is no assurance that we will be successful in prosecuting these legal proceedings against

Honeywell. There is also no assurance that if an award of damages is obtained against Honeywell, that any award of damages would be in the range of the damages we are seeking in these legal proceedings.

We May Not Be Able To Continue In Business Even If We Retain Our Agreements With Honeywell.

Due to our past losses and our limited working capital, we may not be able to stay in business, even if we continue to develop our technology with Honeywell. Honeywell has terminated sales of the Turbopac products that they have the right to sell under our license agreement. Honeywell is also not currently proceeding with the commercial development of Dynacharger products and no sales of products incorporating the Dynacharger technology are being made under our license agreement. Accordingly, we are not earning revenues under our license and joint development agreements with Honeywell. As we do not have any other products ready for commercial sale at this time, there is significant doubt as to our ability to continue business operations even if Honeywell is not successful in terminating our license agreement and joint development agreement. Our current sources of working capital are not sufficient to meet our working capital needs.

RISKS  RELATING  TO  ADDITIONAL  LEGAL  PROCEEDINGS

We Have Been Named As A Defendant In Legal Proceedings Arising From The Bankruptcy Of Pacific Baja.

We have been named as a defendant in legal proceedings commenced by the Pacific Baja Liquidating Trust on behalf of the creditors of Pacific Baja seeking damages in excess of $12 million from ourselves and the former officers and directors of Pacific Baja and Turbodyne Systems. If the Pacific Baja Liquidating Trust is successful in achieving an award of substantial damages against us, we may be forced to cease business operations. In addition, the continuation of these legal proceedings may have an adverse affect on our ability to raise additional capital.

We Are Subject To Outstanding Judgments That May Adversely Impact Our Ability To Continue Operations.

We are the subject of a judgment in favor of Heartland Financial in the amount of approximately $535,490. While we have appealed this judgment, there is no assurance our appeal will be successful. We are the subject of a judgment in the amount of approximately $50,000 in favour of Bowne. The commencement of execution proceedings by our judgment creditors will have an adverse impact on our ability to continue as a going concern.

We Are The Subject Of Additional Legal Claims That Could Adversely Impact Our Ability To Continue Operations.

In addition to the claims described above, we are party to the legal proceedings described in Item 3 - Legal Proceedings. Our inability to settle these legal claims or adverse decisions against us in the proceedings may have an adverse affect on our ability to continue operations as a going concern.

RISKS  RELATED  TO  OUR  BUSINESS  STRATEGY

Our Business May Be Adversely Affected If We Are Not Able To Achieve Management Stability.

There is no assurance that we will be able to retain a management team that is capable of implementing our business strategy successfully. Our board of directors and management has experienced a high rate of turnover recently, which has affected our ability to focus on the core elements of our business. It is possible that we will continue to experience turnover, although we believe that our executive officers will retain their positions for the foreseeable future. If management resources continue to be diverted towards replacing directors and executive officers, our ability to manage our business, achieve financing and to further develop our technology will be impaired with the result that our business will be adversely affected. In addition, our current stability will have a negative impact on the quality of management that we are able to retain to manage our business.

Our Business Will Not Succeed If We Cannot Convince OEM's To Incorporate Our Technology Into Their Product Lines.

Our future financial performance depends primarily on our ability to enter into agreements with automotive OEM's that lead to the commercialization of products incorporating our technology. If we are unable to convince automotive OEM's of the advantages and viability of our technology, we will not be successful.

We May Expend A Significant Amount Of Time And Resources Testing Programs That May Not Result In Any Sales.

A key component of our business strategy involves entering into joint development agreements with automotive OEM's with the objective of having the OEM's incorporate our technology into the OEM's products. Developing relationships with OEM's involves lengthy periods of product development and performance evaluation. During this period, we may provide certain products or services free of charge or at a reduced rate. We also devote a significant amount of time and attention to pursuing these programs in an effort to obtain commercialization for products incorporating our technology. OEM's that we conduct joint development work with may be under no obligation to purchase our products and after evaluation may determine not incorporate any of our technology into their products. Accordingly, we may devote substantial time and resources to developing relationships and development programs with OEM's that do not result in commercialization of products incorporating our technology.

Our Business Could Be Materially Adversely Affected If We Encounter Problems And Delays In Completing The Development Of Products Incorporating Our Technology For Commercialization.

With the exception of limited commercial production of certain Turbopac(TM) models, products incorporating our technology are in the development stage. Historically, we have encountered delays in development due to design defects or changes in specifications and we may continue to experience delays. These delays could increase the cost of development of products incorporating our technology and affect the timing of commercialization. Our future revenues depend largely on sales of products incorporating our technology and delays in commercialization will impact on our financial condition and operating results. In addition, new products incorporating our technology may not receive market acceptance and may not be sold at a profit.

Future  Revenues  Depend  On  Our  Ability  To  Get  Patent  Protection  For Our
Technology.

Protection of trade secrets and proprietary know how is critical to our success. If our competitors independently develop similar or superior technologies or gain access to our trade secrets, our business will be materially and adversely affected. While we have assigned our patent and trademark rights relating to the Turbopac(TM) and the Dynacharger(TM) to Honeywell, we have also obtained a non-exclusive license for these patents under our license agreement with Honeywell. Accordingly, we depend on continued patent protection for these products. We are also pursuing patent protection of new technology that we have developed and incorporated into our TurboAir product. Patent applications have been filed in the United States and certain foreign jurisdictions relating to these products. The patents may not be issued, however, or, if issued, they may be modified. If we are unable to obtain and maintain patent protection for our technology, we may not be able to gain a competitive advantage or protect our technology and our business will be adversely affected.



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

If New, Commercially Successful Techniques Similar To Our Products Are Developed, Our Potential Market Share Will Be Reduced.

The business environment in which we operate is highly competitive. Although we know of no products that are technologically similar to ours, future competitors may develop related technologies that improve the performance of internal combustion engines or products that are not encompassed by our patents. In addition, competitors may be issued patents that inhibit our ability to develop certain products. There may also be improvements to current technologies that compete with ours. Successful development of new techniques may reduce our potential market share or make our products less attractive or obsolete, each of which would adversely affect our business. In addition, a relatively small number of OEM's hold a significant share of the automotive market. If any of the OEM's decides not to incorporate our products into their product lines, our potential market share might be significantly reduced. Our products may not be superior to existing or subsequently developed competitive products and we may not be able to obtain significant market share or be able to adapt to evolving markets or technologies.

We  Must  Keep  Pace  With  Technological  Change  To  Achieve  Success.

The automotive industries in which we compete are characterized by rapid and significant technological change. Our success depends on our ability to continually develop new technology and to refine products incorporating our original technology. We have been pursuing commercialization of Dynacharger(TM) and Turbopac(TM) product lines. However, development of these products under our agreements with Honeywell has not proceeded as planned. Due to this delay and the rapid pace of technological innovation in the automotive industry, there is a risk that these products may be superceded by new technology and become obsolete. We have embarked on development of new technology to counter this risk, including the development of our new TurboAir product. However, there is no assurance that our new technology will achieve success

We cannot assure you that our products will be commercially accepted or that we will be able to enhance existing products or develop new products. We also cannot assure you that technological change will not render obsolete or uneconomical any of our products. Our ability to continue to develop and market new and improved products that can achieve significant market acceptance will determine our future sales and profitability.

Intense  Competition.

The business environment in which we operate is highly competitive. Most of our competitors have and potential competitors may have greater financial, marketing, technological and other resources. We believe that no products technologically similar to the TurbopacTM and DynachargerTM or TurboAir products have been sold. However, future competitors may develop related technologies that improve the performance of internal combustion engines and/or reduce emissions that are not encompassed by our patents. In addition, other companies may be issued patents which may inhibit our ability to develop certain products encompassed by those patents. There also may be improvements to existing technologies.

If new techniques are developed and are commercially successful, they may reduce our potential market share or make products incorporating our technology less attractive or obsolete, each of which will adversely affect our business. In addition, a relatively small number of OEM's hold a significant share of the automotive market and the determination of an OEM not to incorporate the TurbopacTM products into its product line may force us to expend additional amounts to gain market share and/or significantly reduce our potential market share.

RISKS  RELATING  TO  OUR  MARKET

Because Our Stock Is A Penny Stock, Shareholders Will Be More Limited In Their Ability To Sell Their Stock.

Our common stock is traded in the over-the-counter markets through the "pink sheets" and constitutes a penny stock under the Securities and Exchange Act. Our shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock.

Our  Stock  Price  Is  Extremely  Volatile.

The price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in the results of our operations, announcements of new technological innovations by competitors, our inability to achieve commercialization of our products or enter into joint venture and licensing agreements, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Absence  Of  Dividends.

We have never paid cash dividends on the common stock and no cash dividends are expected to be paid on our common stock in the foreseeable future. Any future determination to declare or pay dividends will be at the discretion of the board of directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by the board of directors.


ITEM  2.     PROPERTIES.

We maintain our corporate headquarters and our engineering, design and testing facilities in approximately 28,000 square feet of leased space located in Carpinteria, California. These premises are leased for a monthly rental of approximately $28,840 plus operating costs, including taxes, insurance and utilities for a term expiry in January 30, 2005.


We believe that our existing facilities are adequate for our current business. We are currently seeking to sublet approximately half of our leased premises that we are not using in order to reduce our administrative and operating costs.


ITEM  3.     LEGAL  PROCEEDINGS.

Honeywell  International,  Inc.

We commenced an action against Honeywell in the Unites States District Court, Central District of California in August 2001. We have alleged that:

1. Honeywell's conduct under our joint development agreement and license agreement constituted a restraint of trade in violation of the Sherman Act;

2. the individual acts and decisions of Honeywell have resulted in the suppression of our technology and the prevention and delay of the commercialization of our technology in contravention of the Sherman Act;

3. Honeywell's actions constitute instances of monopolization or attempted monopolization under the Sherman Act as a consequence of Honeywell's dominant position in the turbocharger market;

4. Honeywell's wrongful interference with our attempts to enter into manufacturing arrangements for components of the Turbopac and Dynacharger products constituted the unlawful restraint of trade, an instance of monopolization or attempted monopolization and unfair competition;

5. Honeywell's actions constitute racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act

We have claimed damages in excess of $3 billion arising as a result of the alleged breaches of the Sherman Act by Honeywell. Honeywell has filed a motion to dismiss our claim on the basis that we lack standing to sue under the Sherman Act and the Racketeer Influenced and Corrupt Organizations Act. A hearing on the motion to dismiss was originally scheduled for May 6, 2002. The date of the motion to dismiss will be adjourned to a later date to be agreed upon due to illness suffered by our legal counsel in the matter. We will contest Honeywell's motion to dismiss.

Prior to our commencing the above legal proceedings, Honeywell had initiated arbitration proceedings with the American Arbitration Association in June 2001 under our license agreement and joint development agreement with Honeywell. Honeywell is seeking termination of the license agreement and the joint development agreement based on their allegations that we breached the agreements and are unwilling and unable to perform our future obligations under the agreements. We have disputed that Honeywell is entitled to termination of the license agreement and the joint development agreement. We filed a motion to stay the arbitration. The arbitrator refused to grant us our motion.

We are presently seeking an order of the United States District Court against Honeywell enjoining Honeywell from pursuing this arbitration proceeding. We maintain that the filing of this arbitration proceeding was in itself an anti-competitive act under the Sherman Act.

Litigation  Relating  to  Former  Subsidiary

In September 1999, Pacific Baja Light Metals Corporation, our former wholly owned subsidiary, filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. Substantially all of the assets of Pacific Baja were purchased in December 1999.

In September 2001, the Pacific Baja Liquidating Trust commenced action against us in the United States Bankruptcy Court, Central District of California - Riverside Division. The Pacific Baja Liquidating Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja. We did not become aware of this legal proceeding until February 2002.

The  Pacific  Baja  Liquidating  Trust  is  seeking:

1. the re-characterization of our advances to Pacific Baja as equity and the subordination of our unsecured claims against Pacific Baja;

2. the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to us and Turbodyne Systems on the basis of an allegation of fraudulent transfer;

3. an order that we are liable for all of the debts of Pacific Baja totalling approximately $7,000,000;

4. damages and punitive damages against us and certain of our former officers and directors and the former officers and directors of Pacific Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.

We have filed an answer denying liability. We also contend that if we did have any liability to the creditors of Pacific Baja, our liability would be setoff against the full amount of our claims against Pacific Baja in the amount of approximately $6,000,000, which the bankruptcy court has subordinated but did not disallow.

We are pursuing settlement negotiations in this proceeding. We have proposed that we would surrender our claims as a creditor of Pacific Baja in consideration for a release of the other claims asserted by the Pacific Baja Liquidating Trust against us and the former officers and directors of Turbodyne Systems and Pacific Baja. We will vigorously contest and defend any claim by the Pacific Baja Liquidating Trust that would exceed our claims as a creditor of Pacific Baja and that would be satisfied other than by a set-off of our claims against Pacific Baja.

In March 2000, TST, Inc., filed an action against us in the California Superior Court, County of San Bernardino alleging that we were liable under a guarantee that we granted to TST in order to induce TST to extend credit to our subsidiary, Pacific Baja. TST alleged that Pacific Baja had defaulted on the credit facility and that we are liable as guarantor. TST sought damages of approximately $1.8 million. However, if it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000.

We  agreed  on  the  terms  of  settlement  with  TST  on October 4, 2001.  This settlement will be not be binding until a settlement agreement and release is executed between TST and us. We have agreed on the form of the settlement agreement and release. This settlement agreement and release has not been executed to date. Under the terms of the settlement, we would:

     (i) issue 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST, and we would agree to register the resale of these shares by Mr. Stein by filing a registration statement with the Securities and Exchange Commission;

     (ii) issue  2,000,000  shares  of  our  common  stock  to  TST;

     (iii)agree to the stipulation for the entry of judgment that will provide for the immediate entry of judgment against us in the amount of $2,066,078 plus interest form the date of entry at the rate of 10% per annum. This amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja;

     (iv) any proceeds received by TST or Mr. Stein from the sale of the issued shares will be automatically applied as a credit against that amount of the judgment against us in favor of TST.

We have included an amount of $2,066,078 in our reserve for lawsuit settlements on our consolidated balance sheet as at December 31, 2001 in regard to this settlement with TST.

In May 2000, Heartland Financial Corporation filed a complaint for arbitration against us seeking approximately $600,000 representing a success fee it claimed it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, Turbodyne and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees from us.

Heartland obtained an arbitration award against us in the amount of approximately $535,490. This arbitration award was entered as a judgment against us in the Superior Court of the State of California, City and County of San Francisco in June 2001. We have appealed this judgment to the California Court of Appeal for the First District. We are awaiting the filing of Heartland's response to our appeal.

We filed an action in Superior Court of the State of California for the County of Santa Barbara in March 2001 against Saddayapa K. Durairaj, one of our former directors and Michael Joyce, Lennart Rennberg, Dr. Saxena, and Dr. Balabanian. We had sought damages for alleged fraud by the former shareholders of Pacific Baja in connection with the sale of their shares of Pacific Baja to us. We determined to abandon this law suit and we filed a request for dismissal of this legal proceeding in the Superior Court of California, County of Santa Barbara on February 20, 2002.

SEC  Investigation  and  Class  Action  Law  Suits

In June 1999, we received a formal request from the SEC for the production of documents relating to press releases issued by our previous management between May 1997 and September 1998. This investigation included an investigation of the actions of Mr. Edward Halimi, one of our former chief executive officers and a former director. The SEC expanded its investigation to include an investigation as to whether we had issued unregistered shares without an exemption from the registration requirements of the SEC in contravention of the Securities Act of 1933 (the "1933 Act").

We consented to the entry of a final judgment of permanent injunction against us as part of a settlement reached by us with the SEC in January 2002. Under the stipulated terms of this settlement, the SEC filed an action against us on January 25, 2002. This action was concluded during February 2002 by the entry of a final judgment in the United States District Court for the Central District of California, Western Division in the agreed form. Under the terms of the final judgment, it was ordered that we are permanently restrained and enjoined from:

1. violating section 17(a) of the 1933 Act. Section 17(a) of the 1933 Act prohibits fraudulent devices and schemes, misstatements and omissions of material facts and acts and practices that operate as a fraud or deceit in connection with the offer or sale of any securities;

2. violating section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), including Rule 10b-5. Section 10(b) of the 1934 Act prohibits fraudulent devices and schemes, misstatements and omissions of material facts and acts and practices that operate as a fraud or deceit in connection with the offer or sale of any securities;

3. violating section 13(a) of the 1934 Act by causing the filing of a periodic report with the SEC containing any misstatement or omission of material facts.

A similar judgment was consented to by Mr. Halimi enjoining him from violations of section 17(a) of the 1933 Act, section 10(b) of the 1934 Act and section 13(a) of the 1934 Act. In addition, Mr. Halimi consented to a judgment against him in the amount of $50,000.

In January through March of 1999, six purported class action complaints were filed against us and certain of our officers and directors in the United States District Court for the Central District of California, as follows:

Abbreviated  Case  Name                              Case  No.       Date  Filed
-----------------------                              ---------       -----------
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

The plaintiff's third amended consolidated class action complaint was filed on or about January 27, 2001. The amended class action complaint asserted claims for violation sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 thereunder. In addition to Turbodyne, the defendants included Edward Halimi, Leon Nowek and Walter Ware, each of whom is one of our former directors and officers. The consolidated action purports to be brought on behalf of individuals claiming that they purchased shares of our common stock during the period from March 1, 1997 through January 22, 1999. The plaintiffs seek unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of our Turbopac(TM) products and the demand and acceptance of this and other products of ours. The plaintiffs allege that these alleged misstatements caused the price of our common stock to be artificially inflated during the class period. These actions were tendered to our insurance carriers who appointed counsel to represent us.

We have reached a settlement agreement that we anticipate will result in the final disposition of these legal proceedings. This settlement agreement has been approved by the insurance companies involved. We have signed a stipulation of settlement with the legal counsel for the plaintiffs that sets forth the terms and conditions of this settlement. This stipulation of settlement has been submitted to the court for approval. The settlement will not become final until such time as court approval has been obtained, the time for appeal has lapsed and funds are released in accordance with the settlement agreement. The agreed terms of settlement provide for a stipulated judgment against us in the amount of $7.9 million. This judgment will be satisfied solely through our director's and officer's liability insurance policies. Our primary and excess insurers will pay approximately $2.9 million of this amount as a condition of settlement. The balance of $5.0 million will be satisfied from the proceeds of the second layer of an excess policy issued by Reliance Insurance Company to be assigned to the plaintiffs. The plaintiff's case against us and our co-defendants will be dismissed. The plaintiffs will not have any right to pursue execution against us or our assets upon finalization of the settlement.

We have commenced an action in Superior Court of the State of California for the County of Santa Barbara against Sheppard, Mullin, Richter & Hampton ("Sheppard Mullin") in February 2001. Sheppard, Mullin were by us engaged as our legal counsel for securities matters in 2000. We are claiming against Sheppard, Mullin for damages in excess of $100 million dollars. Our action against Sheppard, Mullin is based on attorney malpractice arising from the alleged failure of Sheppard Mullin to advise Easdaq of our concern that we may have issued unregistered securities without an available exemption from the registration requirements of the 1933 Act. We allege that the failure of Sheppard, Mullin to advise Easdaq of this issue in a timely manner caused Easdaq to suspend the trading of our common stock on the Easdaq market, with the result that the market price for our common stock was significantly devalued.

Sheppard, Mullin have filed a defence in this legal proceeding denying any liability to us. Discovery consisting of the production of documents, interrogatories and the taking of oral dispositions has been pursued by both parties. This action has been set for trial in June 2002.

We filed an action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001 against Wendell Anderson, Gerhard Delf, Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian, Kenneth Fitzpatrick, Alain G. Chardon, Joseph D. Castano and Marsha Chandler.

We have determined to abandon this law suit against all defendants, other than Mr. Anderson and Mr. Gelf. We filed a request for dismissal of this legal proceeding in the Superior Court of California, County of Santa Barbara on January 29, 2002 with prejudice as to the defendants Joseph D. Castano and Marsha Chandler only. We filed a request for dismissal of this legal proceeding in the Superior Court of California, County of Santa Barbara on February 20, 2002 with prejudice as to the defendants Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian and Kenneth Fitzpatrick only. We filed a request for dismissal of this legal proceeding in the Superior Court of California, County of Santa Barbara on February 26, 2002 with prejudice as to the defendant Alain G. Chardon only.

We are proceeding with the actions against Mr. Anderson, one of our former directors, and Mr. Delf, one of our former directors and our former chief executive officer. We are seeking damages for alleged breach of fiduciary duty by Mr. Anderson and Mr. Delf in connection with their handling of our dealings with Sheppard, Mullin, our former securities legal counsel, that have given rise to our litigation against Sheppard, Mullin and our acquisition of Pacific Baja. This action has been set for trial on June 26, 2002.

Mr. Leon Nowek, one of our former directors and former officer, has threatened to take action against us for an alleged breach of his employment agreement dated August 1, 1997, as amended July 27, 1998. Mr. Nowek claims to be entitled to payment of $1,620,000 in respect of alleged breaches by us of the employment agreement. An additional amount of $32,511 is claimed by Mr. Nowek for reimbursement of legal costs incurred by Mr. Nowek in connection with the SEC investigation and class action lawsuit in which Mr. Nowek was named a party. We have a claim against Mr. Nowek in the amount of $225,000 in respect of a housing loan that we advanced to Mr. Nowek and that has not been repaid. We were in settlement discussion with Mr. Nowek in 2000. Negotiations broke down on August 11, 2000. Mr. Nowek has since indicated to us that he is willing to resume negotiations and we expect to commence negotiations in late April of this year. If we are unable to reach settlement, we intend to refer the dispute to arbitration under the terms of the employment agreement.

Other  Legal  Proceedings

In December 2000, Alain F. Lombard, one of our former consultants, served us with a demand for arbitration. Mr. Lombard alleged breach of contract. We agreed to a stipulated judgment against us in the amount of $180,535 in August 2001. Repayment of this judgment is stipulated at $15,000 per month, commencing October 2001. We have completed the first payment of this stipulated judgment. We are currently five months in arrears. Mr. Lombard has the right to accelerate the unpaid portion of the judgment and enter judgment for the full amount if we default on our payments to Mr. Lombard.

In December 2000, Bowne of Los Angeles served us with a complaint for breach of contract for services rendered. Bowne sought payment for past services plus attorneys' fees and costs. Bowne was granted a judgment in the Superior Court of Los Angeles against us in the amount of $49,427.74. We have not yet paid this judgment.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2001.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS.

PRICE  RANGE  OF  COMMON  STOCK

The following table sets forth the reported high and low closing sales prices of our common stock for the quarters indicated as reported on NASDAQ Europe. Our common stock was traded on NASDAQ Europe under the symbol "TRBD" from July 30, 1997 to August 1, 2000. Trading of our common stock on NASDAQ Europe was terminated as a result of discipline hearings commenced against us in connection with issuances of news releases.

                            2001           2000
                            High    Low    High    Low
First  Quarter          $     -       -   $ 4.90   $ 2.48
Second  Quarter               -       -     3.88     1.95
Third  Quarter                -       -     2.30     1.70
Fourth  Quarter               -       -        -        -

Our common stock has been traded on the Pink Sheets under the symbol "TRBD" since April 2, 1999. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

                            2001           2000
                            High    Low    High    Low
First  Quarter          $   0.46  $ 0.10  $ 4.82   $ 2.25
Second  Quarter             0.36    0.105   2.90     1.94
Third  Quarter              0.66    0.16    2.07     0.39
Fourth  Quarter             0.48    0.175   0.44     0.09

For the first quarter of 2002, the high closing price for our common stock was $0.49 per share and the low closing price was $0.23 per share.

Registered  Holders  of  Our  Common  Stock

As of April 8, 2002, there were approximately 279 registered holders of record of our common stock.

Dividends
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and fund research and development. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our board of directors deems relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the last quarter of our fiscal year ended December 31, 2001, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "1933 Act"):

1. We issued 1,365,909 shares of our common stock to a total of twenty investors on October 17, 2001 for total proceeds of $222,283. These shares were issued in reliance of Regulation S of the 1933 Act on the basis that each investor was not a "U.S. Person", as defined in Regulation S.

2. We issued 143,750 shares of our common stock to three investors on November 6, 2001 for total proceeds of $230,000 received in 1999. These shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that each investor was an "accredited investor", as defined in Regulation D.

3. We issued 800,956 shares of our common stock to a total of thirteen investors on November 11, 2001 for total proceeds of $113,000. These shares were issued in reliance of Regulation S of the 1933 Act on the basis that each investor was not a "U.S. Person", as defined in Regulation S.

4. We issued 340,000 shares of our common stock to two investors on November 21, 2001 for total proceeds of $51,000. These shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that each investor was an "accredited investor", as defined in Regulation D.

5. We issued 214,286 shares of our common stock to a private placement investor on December 7, 2001 for total proceeds of $30,000. These shares were issued in reliance of Regulation S of the 1933 Act on the basis that the investor was not a "U.S. Person", as defined in Regulation S.

6. We issued 2,000,000 shares of our common stock to Mr. David St. James on December 13, 2001 at a deemed price of $0.40 per share. These shares were issued pursuant to a patent license agreement entered into between us and Mr. St. James in accordance with the terms of the agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act on the basis that Mr. St. James is a sophisticated purchaser capable of bearing the risk of an investment in our common stock who had access to prospectus level information respecting our business and organization.

7. We issued 1,486,461 shares of our common stock to a total of six investors on December 18, 2001 for total proceeds of $260,000. These shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that each investor was an "accredited investor", as defined in Regulation D.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA.

The following selected consolidated financial data sets forth, for the periods and the dates indicated, our summary consolidated financial data. The selected consolidated statements of operations data presented below with respect to the three years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999, 1998, and 1997 are derived from our audited consolidated financial statements not included herein. The financial data presented below is qualified by reference to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

There is substantial doubt as to our ability to continue as a going concern. We have included a note to our audited financial statements included with this Annual Report on Form 10-K stating that there is substantial doubt as to our ability to continue as a going concern. This substantial doubt is attributable to the following factors, in addition to other risk factors identified in this Annual Report on Form 10-K:

1. We have suffered net losses in recent years resulting in an accumulated deficit of $114,589,361 as at December 31, 2001;

2.     We  have  used  cash  in  our  operating  activities  in  recent  years;

3. We are subject to various lawsuits that may have a material adverse impact on our ability to continue operations;

4. We will be required to seek additional equity or debt financing in order to continue our current operations based on our projected cash flows for our 2002 fiscal year;

5. If we are unable to settle litigation, including our dispute with Honeywell, and raise substantial monies to meet our working capital requirements, we may have to cease operating and seek relief under appropriate statues.

Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2001 that are included in this Annual Report on Form 10-K.

The consolidated financial data presented below for the years ended December 31, 1999, 1998 and 1997 include the operations and financial results of Pacific Baja Light Metals Corporation, our former subsidiary. Substantially all of our revenues during these fiscal years were derived from the operations of Pacific Baja. The assets of Pacific Baja were sold in bankruptcy proceedings in December 1999. See Item 1 - Description of Business - Bankruptcy of Pacific Baja Light Metals Corporation.

--------------------------------------------------------------------------------

                               Year Ended December 31,
                        (in thousands, except per share data)
                        -------------------------------------
STATEMENT OF
 OPERATIONS DATA:            2001        2000       1999       1998       1997
Sales                           9         540     50,218     40,858     39,165
Gross Profit                 (354)       (678)     3,788      5,033      6,839
Net Loss                   (7,365)    (16,966)   (35,989)   (30,033)   (13,185)
Net Loss per Common Share   (0.11)      (0.35)     (0.88)     (0.88)     (0.58)
--------------------------------------------------------------------------------
                               Year Ended December 31,
                        (in thousands, except per share data)
                        -------------------------------------
BALANCE SHEET DATA:          2001        2000       1999       1998       1997
Working Capital (Deficit)  (9,328)     (8,127)       350      4,185      8,205
Total Assets                1,271       1,102      6,764     55,046     49,726
Long-Term Liabilities           -          24         48     13,079     10,022
Total Liabilities           9,349       8,863      4,649     29,097     18,883
Shareholders'
 Equity (Deficiency)       (8,078)     (7,760)     2,115     25,949     30,843
Number of Shares
 Outstanding           84,036,915  58,151,821 51,044,816 41,313,816 29,961,612
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the year ended December 31, 1999 included the operating results of our former subsidiary, Pacific Baja Light Metals Holdings. This subsidiary was sold in bankruptcy proceedings in 1999. Our operating results for the year ended December 31, 1999 reflect our cessation of manufacturing activities due to our license and joint development agreements with Honeywell. Our operating results for the year ended December 31, 2001 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

RESULTS  OF  OPERATIONS



YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2000

Net  Sales

Net sales for the year ended December 31, 2001 decreased to $9,470 from $539,833 for the year ended December 31, 2000, representing a decrease of $530,363, or approximately 98%. This decrease reflects the fact that we were not able to earn any revenues pursuant to our license agreement with Honeywell as Honeywell did not achieve any sales of the Turbopac or Dynacharger products during 2001. There have been no sales of the Turbopac(TM) since June 2000. Revenues realized consisted of refurbishment of Turbopac products sold under our contract with Detroit Diesel Corporation. Sales in 2000 were comprised entirely of sales of Dynacharger prototypes to one significant customer.

We anticipate that we will not be able to generate additional sales of the Turbopac or Dynacharger products until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will not be able to generate sales of our TurboAir products until we are able to enter into an agreement with an automotive OEM for the final development and manufacture of this product.

Cost  of  Goods  Sold

Cost of goods sold decreased to $363,780 for the year ended December 31, 2000 compared to $1,217,592 for the year ended December 31, 2000. Cost of goods sold consisted exclusively of inventory write-downs associated with Turbopac products. We determined to write down all of our remaining inventory in 2001. We did not incur any costs of goods sold for 2001 other than inventory write-downs due to the fact that we did not engage in any manufacturing activity during this year. We anticipate that we will not undertake any manufacturing activity during 2002, other than manufacturing of prototypes for evaluation and demonstration purposes.

Gross  Profit

Gross profit for the year ended December 31, 2001 was ($354,310), compared to a gross profit of ($677,759) for the year ended December 31, 2000. The gross profit reflects our minimal revenues, our cessation of manufacturing activities and our inventory write-downs.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses for the year ended December 31, 2001 decreased to $2,226,966 from $4,458,545 for the year ended December 31, 2000, representing a decrease of $2,231,579 or 50%. The decrease in our selling, general and administrative expenses was attributable to our determination in 2001 to further scale back our business operations to reflect our lack of financing and reduced marketing expenses as a result of the fact that we were no longer directly marketing the Turbopac and Dynacharger products. Selling, general and administrative costs included expenses associated with our Carpinteria, California office, our European office, management compensation, administrative staff and overhead. Selling expenses were minimal as we did not undertake any marketing efforts with respect to the Turbopac and Dynacharger products in 2001 as these products were governed by our agreements with Honeywell. Our European office was closed subsequent to December 31, 2001.

Research  and  Development

Research and development costs for the year ended December 31, 2001 increased to $3,740,058 from $3,697,763 for year ended December 31, 2000, representing an increase of $42,295 or approximately 1.1%. Research and development costs included our participation in our joint development agreement with Honeywell and the continuation of our own independent research and development activities until June 28, 2001. Research and development associated with our joint development agreement with Honeywell accounted for approximately 75% of our research and development expenses during 2001. Research and development costs attributable to our joint development agreement with Honeywell included expenses attributable to the testing and refining of the Dynacharger(TM) product line. Research and development costs attributable to our own independent research and development activities include costs incurred in developing and testing prototypes of our TurboAir products.


Compensation  Expense

During 2001, we granted options to purchase 5,389,566 shares of our common stock to various consultants associated with marketing, legal and related matters that we deemed essential to our operations. As a result, we recognized $1,117,097 of non-employee compensation expense during the year ended December 31, 2001 compared to $351,230 during the year ended December 31, 2000. Of this stock based compensation expense, $893,678 was included in our research and development expense and $223,419 was included in our selling, general and administrative expense. From time to time we may grant a significant number of options to purchase common stock to non-employees. We recognize compensation expense in accordance with APB Opinion 25.

Litigation  Expense

We incurred expenses related to litigation in the amount of $885,058 for the year ended December 31, 2001 compared to $6,022,554 for the year ended December 31, 2000. Litigation expense for 2001 included professional fees incurred in connection with legal proceedings to which we are party.

Other  Income  and  Expenses

Other income and expense during the year ended December 31, 2001 consisted of interest expense in the amount of $21,778 and a gain on disposal of assets of $17,695.

Net  Loss

Our net loss for the year ended December 31, 2001 was $7,365,220, compared to a net loss of $16,966,245 for the year ended December 31, 2000. The reduction of our net loss in the amount of $9,601,025 was primarily reflective of the decrease in the amount of $9,484,354 to our expenses.


YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1999

Net  Sales

Sales for the year ended December 31, 2000 decreased to $539,833 from $50,218,161 for the year ended December 31, 1999, a decrease of $49,678,328, or approximately 99%. This decrease reflects the loss of sales related to the operations of Pacific Baja, which ceased operations in December 1999. The assets of Pacific Baja were sold in bankruptcy proceedings in December 1999.

On a segment reporting basis (see Note 10), sale of Turbodyne products decreased to $539,833 for the year ended December 31, 2000 from $1,715,161 for the year ended December 31, 1999, a decrease of $1,175,328 or approximately 69%. This decrease was primarily attributable to the transfer of sales and marketing to Honeywell, pursuant to the joint development agreements, in which Honeywell recognizes sales of prototypes to the OEMs, while we do not. Furthermore, there have been no sales of the Turbopac(TM) since June 2000.

Cost  of  Goods  Sold

Cost of goods sold decreased to $1,217,592 for the year ended December 31, 2000 from $46,430,198 for the year ended December 31, 1999 as a result of the cessation of our Pacific Baja business in 1999. Cost of goods sold for 2000 included an amount of $422,131 with respect to inventory write-downs of the Turbopac products. Cost of goods sold for 2000 also reflected the higher cost of goods sold as a percentage of net sales as the result of allocated fixed costs spread over a smaller number of units because of decreased sales. In addition, the cost to manufacture limited unit prototypes results in a higher per unit cost as compared to limited run production units.

Gross  Profit

Gross profit for the year ended December 31, 2000 decreased to $(677,759) or 126% of sales, compared to $3,787,963 for the year ended December 31, 1999, or 8% of sales. On a segment reporting basis (see Note 10), gross profit attributable to the Turbopac products decreased to $(677,759) for the year ended December 31, 2000 from $278,963 for the year ended December 31, 1999, representing a decrease of $956,722 or approximately 343%. The decline in gross profit was primarily attributable a write down to obsolete inventory as explained above in cost of goods sold.

Selling,  General  and  Administrative  Expenses


Selling, general and administrative expenses decreased to $4,458,545 for the year ended December 31, 2000 from $12,379,186 for the year ended December 31, 1999, representing a decrease of $7,920,641 or 64%. Selling, general and administrative expenses as a percentage of sales increased to 826% from 25% in 1999. These changes were primarily attributable to bankruptcy sale of the assets of Pacific Baja, the closure of satellite offices and staff reductions implemented by management as well as staff attrition. The increase in selling general and administrative expenses as a percentage of sales was a result of the loss of sales related to the operations of Pacific Baja and lower sales to Detroit Diesel Corporation in the first half of the year.

Research  and  Development

Research and development costs decreased to $3,697,763 for the year ended December 31, 2000 from $8,419,975 for year ended December 31, 1999, representing a decrease of $4,722,212 or approximately 56%. The decrease was primarily attributable to Honeywell's increased participation in the development costs of the Dynacharger(TM) product line during 2000 and recovery of those monies that we expended that exceeded the amount required in the joint development agreement from the previous year.

Compensation  Expense

During 2000, we granted options to purchase 417,400 shares of our common stock to various consultants associated with marketing, legal and related matters that we deemed essential to our operations at prices ranging from $0.23 to $3.40. As a result, we recognized $351,230 of compensation expense. This stock based compensation expense is included in our research and development expense and our selling, general and administrative expense.

Litigation  Expense

We incurred expenses related to litigation in the amount of $6,022,554 for the year ended December 31, 2000 compared to $6,051,531 for the year ended December 31, 1999. Litigation expense for 1999 included payment of an arbitration judgment that was obtained against us in the amount of $6,650,000, less $1,500,000 recovered from insurance proceeds. This amount for 1999 included claims that may arise from actions by creditors in the Pacific Baja Bankruptcy seeking claims against preferential payments made to us and certain third parties as well as claims related to legal matters involving TST, Inc. and Heartland Financial Corp.

Other  Income  and  Expense

Other income and expense consisted of interest expense, gain on the sale of patents and losses on disposal of assets. Other income and expense decreased to $120,754 for the year ended December 31, 2000 from $9,840,135 for the year ended December 31, 1999. Interest expense decreased to $50,528 for the year ended
December 31, 2000 from $1,538,529 from the year ended December 31, 1999. The decrease in interest expense is attributable to the termination of our credit facility with Wells Fargo bank and the bankruptcy sale of the assets of Pacific Baja. Interest expense related to Pacific Baja's bank borrowings, credit facility and bank fees and expenses ended in 1999. We realized a gain of $5,996,789 in connection with our transfer of patents and trademarks associated with the Turbopac and Dynacharger products to Honeywell in 1999. We incurred a loss in the amount of $14,298,395 in 1999 associated with the bankruptcy sale of the assets of Pacific Baja.

Net  Loss

Our net loss for the year ended December 31, 2000 was $16,966,245, compared to a net loss for the year ended December 31, 1999 of $35,988,896, representing a decrease of $19,022,651. Of the items attributed to the net loss for fiscal
2000, a substantial portion was on a nonrecurring basis consisting of (1) $422,131 write down of obsolete inventory, (2) $790,397 attributed to the write down of impaired assets, (3) $6,022,554 as a reserve for lawsuit settlements,
(4)  $709,000  due  to the write off of employee advances and housing loans, and
(5)  $813,977  attributed  to  the  re-pricing  of  options.

LIQUIDITY  AND  CAPITAL  RESOURCES


We had cash of $20,257 as at December 31, 2001, compared with cash of $0 as at December 31, 2000. Our working capital deficit increased to $9,328,295, compared to a working capital deficit of $8,127,206 as at December 31, 2000. The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $6,169,238 as at December 31, 2001.

We financed our business operations during the first quarter of 2002 through private placement sales of our common stock. We raised approximately $400,000 during the first quarter. We had cash of approximately $45,000 as at March 31, 2002.

Cash used in operating activities for the year ended December 31, 2001 was $2,202,546, compared to $4,706,577 for the year ended December 31, 2000.

Cash provided by investing activities for the year ended December 31, 2001 was $9,484, compared to $82,023 for the year ended December 31, 2000. The reduction in cash provided by investing activities was attributable to a reduction in the proceeds from the sale of property, plant and equipment.

Cash provided by financing activities for the year ended December 31, 2001 was $2,213,319, compared to $4,583,732 for the year ended December 31, 2000. Cash provided by financing activities in both 2001 and 2000 was primarily the result of sales of our common stock and exercises of outstanding stock options and share purchase warrants.

Historically, our operations have been financed principally through a combination of private and public sales of equity and debt securities, borrowings under a bank credit facility and cash flows from operations of Pacific Baja. The credit facility and cash flows from Pacific Baja ceased as of October 1, 1999 when Pacific Baja filed a Chapter 11 petition in bankruptcy. Since that date, we have had to rely primarily on our ability to raise funds through the private sale of our equity securities. In an effort to create operating efficiencies and preserve working capital since the bankruptcy of Pacific Baja, we are continuing with a restructuring program that began in 1999. This restructuring program has included the reduction of debts, settlement of lawsuits, closing offices, efforts to sublet unused space at our headquarters, staff reduction and staff attrition, disposal of unnecessary assets and overall attempts at reducing operating costs. In addition we focused our resources on research and development of our products incorporating our proprietary technology, rather than manufacture of our developed products.

We currently have minimal cash and working capital resources. We do not have adequate financial resources in order to enable us to continue our business operations without additional financing. Our current sources of working capital are sufficient to satisfy our anticipated working capital needs for approximately the next two weeks. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing of our products exceed our increased operation expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

CRITICAL  ACCOUNTING  POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated financial statements included in Item 8 of this Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include stock-based compensation, related party transactions and legal contingencies as explained below:

Stock  Based  Compensation

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No.44, Accounting for
Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense.

Related  Party  Transactions

Financial Reporting Release (FRR) No. 61, "Effects of transactions with related and certain other parties," requires all companies to include a discussion of all material transactions with related and certain other parties to the Company. As discussed in Notes 8 and 9 of the financial statements, the following related party transactions were noted:

(a) During 2001, in connection with a private placement, 3,500,000 shares were issued to a director without proper consideration being received. While management is of the opinion that these shares should have been returned for cancellation and is vigorously pursuing the return of these shares, the amount not yet received, $1,470,000 has been recorded as selling, general and administration expense in these financial statements.

(b) Rent paid in 2001 in connection with our Carpenteria premises which prior to July 1, 2001 was subleased from a company controlled by one of our former directors was $489,309 (2000 - $357,828; 1999 - $284,529).

Legal  Contingencies

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Notes 6 and 12 of our consolidated financial statements, where appropriate, we have accrued amounts which we believe we will be required to pay to settle litigation. We believe that the other lawsuits will be settled in our favor or are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect in our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company will adopt these standards effective for its fiscal year commencing January 1, 2002. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. Future acquisitions are required to adhere to these new standards.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.


ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We are exposed to minimal financial market risks due to our working capital deficit position.

Interest  Rate  Risk

We are currently not exposed to any interest rate risk on investments as we have a significant working capital deficit and minimal current assets. To the extent that we are able to obtain additional financing, we may undertake investments of the funds raised that would subject us to financial market risk due to interest rate fluctuations. We anticipate that any investment portfolio that we would have would consist of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Our primary investment objectives would be preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Funds would be invested for the short term pending our requirement that we use the funds to fund our business operations.

Foreign  Currency  Risk

We expect our foreign currency risk exposure to be insignificant, since we ceased our European operations in the first quarter of 2002.

Equity  Price  Risk

We  do  not  own  any  significant  equity  instruments.

Our stock price is volatile. The price volatility of our own stock puts at risk our ability to finance our business operations through sales of our common stock. Accordingly, the price volatility of our own common stock could adversely impact on our financial position.

Other  Market  Sensitive  Risks

Historically, we have not entered into derivatives contracts, such as futures, forwards, swaps, options and other financial instruments with similar characteristics, either to hedge existing risks or for speculative purposes.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

See  Item  14  of  this  Annual  Report  on  Form  10-K.

Selected  Quarterly  Financial  Information

The selected quarterly financial data of Turbodyne and its subsidiaries set forth below for the quarters in the years ended December 31, 2000 and 2001, have been derived from Turbodyne's unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of Turbodyne's management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial data in accordance with accounting principles generally accepted in the United States of America for the periods presented. The financial data for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

--------------------------------------------------------------------------------


Historical Consolidated
Statements of
Operations Data:  March 31, 2000  June 30, 2000   Sept. 30, 2000  Dec. 31, 2000
--------------------------------------------------------------------------------
Revenue           268,000         181,000         5,000           85,833



Gross Margin       14,000          64,000         5,000         (760,759)


Total Operating
 Expenses       2,098,000       3,115,000     2,783,000        8,167,732


Loss From
 Operations    (2,084,000)     (3,051,000)   (2,778,000)      (8,928,491)


Net Loss       (2,120,000)     (3,026,000)   (5,300,000)      (6,520,245)


Net Loss
 Attributable
 To Common
 Stockholders  (2,120,000)     (3,026,000)   (5,300,000)      (6,520,245)


Basic And
 Diluted Net
 Loss Per Share     (0.05)          (0.06)        (0.11)           (0.11)
--------------------------------------------------------------------------------

Historical Consolidated
Statements of
Operations
Data:  March 31, 2001 June 30, 2001(1)(2) Sept. 30, 2001(1)(3)     Dec. 31, 2001
--------------------------------------------------------------------------------
Revenue        10,443               (973)                   0                 0
Gross Margin    7,783             (1,213)              (9,740)         (351,140)

Total
Operating
Expenses    1,397,438          1,454,730            3,670,481           480,178
--------------------------------------------------------------------------------
Loss
From
Operations (1,389,655)        (1,455,943)          (3,680,221)         (831,318)

Net Loss   (1,376,182)        (1,455,563)          (3,696,420)         (833,055)

Net Loss
Attributable
To Common
Stock-
Holders    (1,376,182)        (1,455,563)          (3,696,420)         (837,055)

Basic And
Diluted
Net Loss
Per Share       (0.02)             (0.02)               (0.05)            (0.01)
--------------------------------------------------------------------------------

(1) We have made adjustments to our previously reported quarterly financial information. The financial statements adjusted included the financial statements included in our Quarterly Report on Form 10-Qs for the six months ended June 30, 2001 and the nine months ended September 30, 2001. These previously filed interim financial statements were not reviewed by BDO Dunwoody or McGowan Gunterman, our previous auditor.

(2) The following adjustments from the quarterly financial information reported on our Quarterly Report on Form 10-Q for the six months ended June 30, 2001 are noted below.

----------          ----------          --------          ----------
Line  item          Historical          Adjusted          Difference
----------          ----------          --------          ----------
Total operating
expenses            1,467,001           1,454,730          12,271
Revenue                   603                (973)         (1,576)
Gross Margin              363              (1,213)         (1,576)
Loss from
operations         (1,466,638)         (1,455,943)        (10,695)
Net loss           (1,466,258)         (1,455,563)        (10,695)
Net loss
attributable to..  (1,466,258)         (1,455,563)        (10,695)

The adjustments to our previously reported financial information are attributable to the following items:

ITEM                                                               ADJUSTMENT

(a)     a  reduction  to  revenue  in the amount of $1,576
        to correct overstated revenue;                              $  1,576
(b)     a gain in the amount of $17,695 in
        respect of repossession of a vehicle;                         17,695
(c)     an  adjustment  in  the  net amount of
        $7,000 in respect of a settlement
        reached with a landlord of premises
        formerly leased by Pacific Baja;                              (7,000)
                                                                    ---------
TOTAL ADJUSTMENTS:                                                  $ 12,271
                                                                    ---------

(3) The following adjustments from the quarterly financial information reported on our Quarterly Report on Form 10-Q for the nine months ended September 30, 2001 are noted below:

----------          ----------          --------          ----------
Line  item          Historical          Adjusted          Difference
----------          ----------          --------          ----------
Total operating
expenses             671,531            3,670,481         (2,998,950)
Revenue               20,300                    0            (20,300)
Gross Margin          10,560               (9,740)            20,300
Loss from
Operations          (660,971)          (3,680,221)         3,019,250
Net loss            (677,170)          (3,696,420)         3,019,250
Net loss
attributable
to                  (677,170)          (3,696,420)         3,019,250

The adjustments to our previously reported financial information are attributable to the following items:

ITEM                                                           ADJUSTMENT

(a)     a reduction in the amount of $20,300 to correct
        overstated revenue;                                    $   (20,300)
(b)     an  increase  in  expenses  in  the amount of
        $501,600 in respect of our issuance  of
        2,400,000  shares  of our common stock for
        engineering services on September 19, 2001;                501,600
(c)     an  increase  in  expenses  in  the  amount
        of $33,600 in respect of our issuance  of
        160,000  shares  of our common stock for
        services on September 19, 2001;                             33,600
(d)     an  increase  in  expenses  in  the amount of
        $209,000 in respect of our issuance  of
        1,000,000 shares of our common stock for
        services on September 19, 2001;                            209,000
(e)     an  increase  in  expenses  in  the  amount of
        $46,200 in respect of our issuance  of
        220,000  shares  of our common stock for
        services on September 19, 2001;                             46,200
(f)     an  increase  in  expenses  in  the amount of
        $758,850 in respect of the allocation of options
        to consultants in our third quarter;                       758,850
(g)     an  increase  in  expenses in the amount of
        $1,470,000 in respect of our issuance of
        3,500,000 shares of our common stock to
        one of our directors.                                    1,470,000
                                                                ----------
TOTAL ADJUSTMENTS:                                              $3,019,250
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

McGowan Guntermann, the independent accounting firm which was previously engaged as the principal accountant to audit our financial statements, resigned and confirmed the cessation of the client-auditor relationship by letter dated July 16, 2001 to our board of directors. Unfortunately, the firm's letter of July 16, 2001 was initially routed to former members of management who had resigned on July 3, 2001, and was not delivered to our current management until August 12, 2001.

The principal accountant's reports on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to terminate the client-auditor relationship was made by the auditor and was not recommended or approved by our board of directors or any committee of our board of directors.

There were not, during our two most recent fiscal years and any subsequent interim period preceding such resignation, any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

No  "reportable  events,"  as  defined in paragraphs (a)(2)(v)(A) through (D) of
Item 304 of Regulation S-K, occurred during our two most recent fiscal years or any subsequent interim period preceding the former accountant's resignation.

We filed the consent of McGowan Guntermann dated August 16, 2001 with the Securities and Exchange Commission on August 17, 2001 confirming their agreement to the above statements.

Effective on March 6, 2002, we engaged a new independent accountant, BDO Dunwoody, LLP, chartered accountants to audit our financial statements. Neither we nor anyone on our behalf has, during the two most recent fiscal years or any subsequent interim period prior to engaging BDO Dunwoody, consulted with BDO Dunwoody regarding any of the subject matters identified in paragraph (a)(2) of
Item  304  of  Regulation  S-K.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTOL PERSONS OF THE REGISTRANT.

DIRECTORS  AND  EXECUTIVE  OFFICERS

Our executive officers and directors and their respective ages as of April 8, 2002 are as follows:

DIRECTORS:

Name  of  Director          Age
------------------          ---
Manfred  Hanno  Janssen     63
-----------------------     --
Eugene  O'Hagan             63
---------------             --
Andrew  Martyn-Smith        53
--------------------        --
Lars  Neujeffski            25
----------------            --
Dieter  Neujeffski          58
------------------          --

OFFICERS:

Name  of  Officer          Age     Office  Held
-----------------          ---     ------------
Daniel  Black              46     President  and  Chief  Executive  Officer
-------------              --     -----------------------------------------
Charles  Caverno           50     Secretary  and  Chief  Financial  Officer
----------------           --     -----------------------------------------

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Mr. Daniel Black has been our president and chief executive officer since August 15, 2001. Mr. Black is also the president and chief executive officer of our operating subsidiary, Turbodyne Systems. Mr. Black was a test engineer with Turbodyne Systems from August 14, 1996 to February 15, 2000. Mr. Black was senior development engineer with Turbodyne Systems from February 15, 2000 to August 15, 2001. Mr. Black has six years of training in electrical engineering at the University of Southern California, Santa Barbara.

Mr. Charles Caverno has been our secretary and chief financial officer since August 15, 2001. Mr. Caverno has also been the vice-president of power systems for our subsidiary, Turbodyne Systems, since January 21, 1997. Mr. Caverno has a bachelors of science degree in theoretical physics from the University of Massachusetts.

Mr. Manfred Hanno Janssen was appointed as one of our directors on November 9, 2001. Mr. Janssen is currently the head of asset management with Deutsche Bank AG. Mr. Janssen has been employed by Deutsche Bank AG since 1961.

Mr.  Eugene  O'Hagan  was  appointed as one of our directors on August 19, 2001.
Mr. O'Hagan's principal employment has been in the business of real estate brokerage and investments since 1997.

Mr. Andrew Martyn-Smith was appointed as one of our directors on August 19, 2001. Mr. Martyn-Smith's principal employment has been in the business of real estate brokerage and investments since 1996.

Mr. Lars Neujeffski and Mr. Dieter Neujeffski were appointed as directors on July 3, 2001. Mr. Lars Nejeffski is the son of Mr. Dieter Neujeffski. Mr. Lars Neujeffski and Mr. Dieter Neujeffski own and operate a beverage bottling business in Dielman, Germany. Mr. Lars Neujeffski and Mr. Dieter Neujeffski are also involved in the business of real estate investment and development.

Arrangements  Regarding  Directors

Mr. Lars Neujeffski and Mr. Dieter Neujeffski were appointed to our board of directors on July 3, 2001 pursuant to a proposal made by Mr. Dieter Neujeffski to provide the U.S. dollar equivalent of 4,000,000 German Deutsche Marks on the condition that all members of our board directors and management resign to make possible the restructuring of our organization. The funding was to be advanced as a private placement financing completed through sales of additional shares of our common stock. Upon assurances made Mr. Neujeffski that he would enter into a written agreement with us legally obligating him to make available the agreed upon amount of working capital, all then-current members of our board of directors resigned upon adjournment of the meeting. Mr. Neujeffski has not made the advances agreed upon to date.

Significant  Consultants

In addition to our officers and directors, Mr. Edward Halimi and Dr. Woolenweber are consultants to us who we expect to make a material contribution to our business. We have retained Mr. Halimi and Mr. Woolenweber on an interim basis in view of their experience with our Turbodyne technology in order to enable us to transition our management team and new board of directors. We anticipate that the roles of Mr. Halimi and Dr. Woolenweber in our business will diminish as we are able to put in place a new management team.

Mr. Halimi served as chairman of our board of directors from our inception to October 1999. Mr. Halimi served as our president and chief executive officer from October 18, 1993 to March 11, 1998. Mr. Halimi developed a patented Turbodyne technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines and to reduce the production and emission of harmful pollutants. Mr. Halimi spent 11 years working with FerroPlast Corporation, an international company specializing in the engineering and manufacture of diesel engines, pumps, electric motors and farm equipment. As a vice-president at FerroPlast Corporation, Mr. Halimi worked in the engineering and manufacturing divisions in the Middle East and Europe and was responsible for the home building and housing operations in the United States. From 1988 to 1991, Mr. Halimi was the president and chief executive officer of Technodyne Corporation, a manufacturer of heat management and temperature control units and since 1989 has served as Chief Executive Officer of Biosonics Corporation, a research and development company in the fields of ultrasonics, vibration control and semi-conductor research and electronics.

Dr. Woolenweber is one of the original co-inventors of the original Turbodyne technology. He formerly served as one of our vice-presidents and has been involved in the development of the Turbopac and Dynacharger products. Dr. Woolenweber current provides his services as a consultant.

BOARD  MEETINGS  AND  COMMITTEES

There were thirteen meetings of our board of directors during our fiscal year ended December 31, 2001.

Our board of directors had previously established an audit committee, a compensation committee, a stock option committee, an executive committee and a special committee. Each of these committees was disbanded when our previous board of directors resigned on July 3, 2001.

We constituted an executive committee made up of Mr. Janssen, Mr. O'Hagan and Mr. Martyn-Smith on April 12, 2002.

We anticipate that the other committees previously established by our board of directors may be re-established subsequent to our next annual general meeting of stockholders.

ELECTION  OF  DIRECTORS  AND  OFFICERS

Our board of directors is divided into three classes that are elected for staggered three-year terms. The term of each class expires as follows:

     - Class I directors-terms expire at the annual meeting of stockholders in 2004;

     - Class II directors-terms expire at the annual meeting of stockholders in 2002; and

     - Class III directors-terms expire at the annual meeting of stockholders in 2003.

Each director serves until the end of his term and until his successor has been elected and qualified.

Our  officers  serve  at  the  discretion  of  our  board  of  directors.

Our previous board of directors resigned on July 3, 2002 and appointed Mr. Lars Neujeffski and Mr. Dieter Neujeffski as directors effective upon the previous board's resignation. As the board did not specify the terms of the appointment of the new directors, all of our new directors hold office until the next annual meeting of our stockholders.

COMPENSATION  OF  DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings, and are periodically granted options to purchase shares of our common stock at the discretion of our board of directors or our stock option committee, when constituted. Directors are not otherwise provided any remuneration for their services as our directors.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2001 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

--------------------------------------------------------------------------------
                                  Number     Transactions    Known  Failures
                                  Of Late    Not Timely      To File a Required
Name  and  Principal  Position    Reports    Reported        Form
--------------------------------------------------------------------------------
Daniel  Black                     0          1               2
President and Chief
Executive Officer

Charles  Caverno                  0          1               2
Secretary and Chief
Financial  Officer

Manfred  Hanno
Janssen,  Director                0          0               1

Eugene  O'Hagan,  Director        0          0               1

Andrew  Martyn-Smith,  Director   0          0               1

Lars  Neujeffski,  Director       0          1               2

Dieter  Neujeffski,  Director     0          0               1
--------------------------------------------------------------------------------

ITEM  11.     EXECUTIVE  COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our "named executive officers"):

(i)     Mr.  Daniel  Black,  our  chief  executive  officer;
(ii) Mr. Charles Caverno, our most highly compensated executive officer, other than our chief executive officer;
(iii) two of our former executive officers who were not serving as our executive officers as of our most recently completed fiscal year end.

We have also included compensation information for Mr. Gerhard Delf and Mr. Joseph Castano. Mr. Delf served as our chief executive officer during our most recently completed fiscal year but resigned prior to our most recently completed fiscal year end. Mr. Castano served as our chief financial officer during our most recently completed fiscal year but resigned prior to our most recently completed fiscal year end.

No other compensation was paid to our named executive officers other than the compensation set forth below.



--------------------------------------------------------------------------------
                           SUMMARY  COMPENSATION  TABLE
--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION          LONG TERM COMPENSATION
                    ---------------------------  -------------------------------
                                                     AWARDS           PAYOUTS
                                                 ---------------  --------------
                                                                            All
                                          Other                            Other
                                          Annual                            Com-
                                          Com-  Restricted                  pen-
                                          pen-    Stock   Options LTIP      sa-
Name      Title      Year  Salary  Bonus  sation  Awarded SARs(#) payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
Daniel    President  2001  $ 82,000     0     0     0      110,000    0       0
Black(1)  and        2000  $ 82,000     0     0     0            0    0       0
          Chief      1999  $ 68,000     0     0     0            0    0       0
          Executive
          Officer

Charles  Secretary   2001  $109,000     0     0     0     110,000     0       0
Caverno  and         2000  $ 95,000     0     0     0           0     0       0
(2)      Chief       1999  $ 95,000     0     0     0           0     0       0
         Financial
         Officer

Gerhard  Former      2001  $ 94,375     0     0     0           0     0       0
Delf (3) President   2000  $188,750 $26,000   0     0     350,000     0 $42,440
         and Chief   1999  $180,000 $15,000   0     0           0     0       0
         Executive
         Officer

Joseph   Former      2001  $ 75,000     0     0     0   1,500,000     0       0
Castano  Chief       2000  $150,000     0     0     0           0     0       0
         Financial  1999   $150,000     0     0     0           0     0       0
         Officer
--------------------------------------------------------------------------------
Notes  to  Summary  Compensation  Table:

(1) Mr. Black was appointed as our president and chief executive officer on August 15, 2001.
(2) Mr. Caverno was appointed as our secretary and chief financial officer on August 15, 2001.
(3) Mr. Delf resigned as our president and chief executive officer on July 3, 2001.
(4)     Mr.  Castano  resigned  as  our chief financial officer on July 3, 2001.

STOCK  OPTION  GRANTS

The following table sets forth information with respect to stock options granted to each of the Company's named executive officers during the Company's most recent fiscal year ended December 31, 2001:



                        OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR
                        ------------------------------------------
                                      (INDIVIDUAL GRANTS)

                                                                                 Potential
                                                                                 Realizable
                                                                                 Value At
                                                                                 Assumed
                     Number of                                                   Annual
                     Securities   % of Total                                     Rates of
                     Under-       Options     Exercise                           Stock Price
                     lying        Granted      Price                             Appreciation
                     Options      to          (per         Expiration            for Option
Name                 Granted      Employees   Share)       Date                  Term
                                                                         0% ($)    5% ($)    10% ($)
----------------------------------------------------------------------------------------------------
Daniel Black
President and
Chief Executive
Officer            50,000          0.9%       $  0.30     Aug. 2, 2003   $  3,500  $  5,396  $ 7,385
                   60,000          1.1%       $  0.35    Nov. 30, 2004        N/A       NIL      NIL

Charles Caverno    50,000          0.9%       $  0.30     Aug. 2, 2003   $  3,500  $  5,396  $ 7,385
Secretary and      60,000          1.1%       $  0.35    Nov. 30, 2004        N/A       NIL      NIL
Chief Financial
Officer

Gerhard Delf          NIL          N/A            N/A              N/A        N/A       N/A      N/A
Former President
and Chief
Executive
Officer

Joseph Castano  1,500,000         27.8%       $  0.09    July 16, 2005   $360,000  $496,759 $662,202
Former Chief
Financial Officer

Notes:

(1) The options granted to Mr. Delf were terminated in 2001 as a consequence of Mr. Delf ceasing to act as one of our executive officers.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended December 31, 2001:


--------------------------------------------------------------------------------
                 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
           -----------------------------------------------------------
                                                                    Value of
                                                                  Unexercised
                                                Unexercised       In-The-Money
                                                 Options at       Options/SARs
                  Common                         Financial        at Financial
                  Shares                        Year-End (#)      Year-End ($)
                Acquired on        Value        exercisable /     exercisable /
Name (#)         Exercise ($)    Realized ($)   unexercisable     unexercisable
--------------- -------------   -------------   --------------    --------------
Daniel  Black            NIL              NIL     110,000/NIL       NIL/N/A
President and
Chief
Executive
Officer

Charles  Caverno         NIL              NIL     110,000/NIL       NIL/N/A
Secretary
and  Chief
Financial
Officer

Gerhard  Delf            NIL              NIL         NIL/NIL       N/A/N/A
Former  President
and  Chief
Executive  Officer

Joseph  Castano    1,500,000         $135,000        NIL/NIL        N/A/N/A
Former  Chief
Financial  Officer

COMPENSATION  ARRANGEMENTS

Management  Agreements

We pay Mr. Daniel Black, our president and chief executive officer, a salary of $82,000 per annum. We are not party to any written compensation agreement with Mr. Black.

We pay Mr. Charles Caverno, our secretary and chief financial officer, a salary of $95,000 per annum. We are not party to any written compensation agreement with Mr. Caverno.

Compensation  Plans

2000  Stock  Option  Plan
On October 1, 1999, the 2000 Stock Option Plan was adopted by the board of directors and was subsequently approved by the stockholders. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of restricted stock, stock options, reload stock options, stock purchase warrants and other rights to acquire stock or securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. The maximum number of shares of common stock authorized for issuance under the plan is 4,800,000. As of December 31, 2001 and 2000, the number of un-optioned shares available for granting of options under the plan was 3,142,604 and 2,953,500, respectfully.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 8, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                                                                     Percentage
                     Name and address          Number  of Shares     of Common
Title  of  class     of  beneficial  owner     of Common Stock       Stock(1)
--------------------------------------------------------------------------------
Common Stock         Daniel  Black             149,000 Shares  (2)     0.2%
                     President and
                     Chief Executive
                     Officer
Common Stock         Charles Caverno           116,700 Shares  (3)     0.1%
                     Secretary and Chief
                     Financial Officer

Common Stock         Manfred Hanno Janssen      216,240 shares (4)     0.2%
                     Director

Common Stock         Eugene O'Hagan                    175,000 (5)     0.2%
                     Director

Common Stock         Andrew Martyn-Smith               175,000 (6)     0.2%
                     Director

Common Stock         Lars Neujeffski          7,242,358 shares (7)     8.4%
                     Director

Common Stock         Dieter Neujeffski        7,242,358 shares (7)     8.4%
                     Director

Common Stock         All Officers and                    8,074,298     9.3%
                     Directors as a Group
                     (7 persons)



(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.
Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person

(and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2002. As of April 8, 2002, there were 86,423,544 shares of our common stock issued and outstanding.

(2) Consists of 1,000 shares held by Mr. Black and 148,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Black within 60 days of April 8, 2002.

(3) Consists of 116,700 shares that are immediately acquirable upon the exercise of stock options held by Mr. Caverno within 60 days of April 8, 2002.

(4) Consists of 20,620 shares held by Mr. Janssen, 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Janssen within 60 days of April 8, 2002 and 20,620 shares that are immediately acquirable upon the exercise of share purchase warrants held by Mr. Janssen within 60 days of April 8, 2002.

(5) Consists of 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. O'Hagan within 60 days of April 8, 2002.

(6) Consists of 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Mr. Martyn-Smith within 60 days of April 8, 2002.

(7) Consists of 3,500,000 shares in the name of Neujeffski GMBH and 3,742,358 shares in the name of Dieter Neujeffski.
================================================================================

Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)     any  director  or  officer;

(B)     any  proposed  nominee  for  election  as  a  director;


(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

In February 1999, we signed three promissory notes totaling $1,300,000 with a relative of Mr. Edward Halimi, one of our former directors and executive officers (and a company in which Mr. Halimi had signatory power). This loan was personally guaranteed by Mr. Halimi. All notes boar interest at 12% per annum, compounded monthly. Only $1,250,000 of the $1,300,000 notes were drawn down in 1999. The notes had maturity dates occurring in 1999 and therefore the notes were considered due on demand. No interest was paid on these loans in 1999. Interest expense of $132,094 was accrued in 1999. In 2000 the note was converted to 1,570,000 shares of stock which included satisfying the $1,250,000 principal on the note, $211,465 of accrued interest, and an additional interest amount of $108,535.

We subleased our Carpinteria facility on a month-to-month basis from a private company controlled by Mr. Halimi, one of our former directors and a former chairman of the board, president and chief executive officer until June 30, 2001. This arrangement with Mr. Halimi's private company was terminated when Turbodyne Systems entered into a new sub-lease for these premises on July 1, 2001. The monthly rental paid prior to July 1, 2001 was $28,840 plus operating costs, including taxes, insurance and utilities. We agreed to the payment of a total of $118,761 on execution of the sub-lease to the landlord on account of late rent from March 31, 2001 to June 30, 2001, late rent fees, a late tax payment fee, attorneys fees and an annual insurance payment. Mr. Halimi remains  a  guarantor  of  our  new  lease  for  these  premises.

We issued 3,500,000 shares of our common stock to Lars Neujeffski, one of our directors, for which proper consideration was not received. We have demanded that these shares be returned for cancellation. To date, Mr. Neujeffski has not agreed to the return of these shares for cancellation. We intend to vigorously pursue the return of these shares. An amount of $1,470,000 has been recorded as a selling, general and administration expense on our financial statements for the year ended December 31, 2001 in respect of this share issuance.

We issued 3,142,048 shares to Mr. Dieter Neujeffski, one of our directors, at various prices ranging from $0.14 per share to $0.284 per share on a private placement basis for total proceeds of $509,739. The prices of the stock issued were based on the market price of our common stock at the date of issuance, with a discount to market to reflect the fact that the securities were issued as restricted shares. All shares were issued during the period from October 16, 2000 to June 28, 2001. Mr. Neujeffski was appointed as one of our directors on July 3, 2001.

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Financial  Statements

Included with this Form 10-K are our audited financial statements for the year ended December 31, 2001, including the following:

1.     Auditors'  Report  of  BDO  Dunwoody;

2.     Auditors'  Report  of  McGowan  Gunterman;

3. Audited Consolidated Financial Statements for the Periods ended December 31, 2001 and December 31, 2000, including:

a.     Consolidated  Balance  Sheets  as  at  December 31, 2001 and December 31,
2000.

b. Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

c. Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.

d. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

e.     Summary  of  Significant  Accounting  Policies

f.     Notes  to  Consolidated  Financial  Statements

(b)     Current  Reports  on  Form  8-K

The Registrant filed a Form 8-K Current Report on March 13, 2002 to disclose the engagement of BDO Dunwoody LLP as independent auditor.

(c)     Exhibits


                    Exhibit Number     Description of Exhibit
                    --------------     ----------------------

3.1     Certificate of Incorporation of Registrant. (1)
3.2     Bylaws of the Registrant. (1)
10.1    Joint Development Agreement dated January 28, 1999 between Honeywell
10.2    International, Inc. and the Registrant. (2)
        License Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant. (2)

10.3    Amendment to License Agreement dated December 15, 1999. (2)

10.4    Amendment to Joint Development Agreement dated December 15, 1999. (2)

10.5 Intellectual Property and Product Rights Agreement dated December 15, 1999 between Honeywell International, Inc. and the Registrant. (2)

10.6 Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001 (3)

10.7 Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001 (3)

23.1    Consent of BDO Dunwoody LLP (3)

23.2    Consent of McGowan Guntermann (3)

--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's 10-Q for the fiscal quarter ended June 30, 1998

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's 10-K for the fiscal year ended December 31, 1999

(3) Filed as an exhibit to this Form 10-K for the fiscal year ended December 31, 2001
--------------------------------------------------------------------------------

          Turbodyne  Technologies,  Inc  and  Subsidiaries
          Consolidated  Financial  Statements
          For  the  years  ended  December  31,  2001  and  2000

          Turbodyne  Technologies,  Inc  and  Subsidiaries
          Consolidated  Financial  Statements
          For  the  years  ended  December  31,  2001  and  2000



                                                                        Contents
--------------------------------------------------------------------------------


Independent  Auditors'  Report

Prior  Auditors'  Report

Consolidated  Financial  Statements

     Balance  Sheets

     Statements  of  Operations

     Statements  of  Shareholders'  Equity  (Deficiency)

     Statements  of  Cash  Flows

     Summary  of  Significant  Accounting  Policies

     Notes  to  the  Financial  Statements

--------------------------------------------------------------------------------

                                                    Independent Auditors' Report

--------------------------------------------------------------------------------


The  Board  of  Directors  and  Stockholders  of
Turbodyne  Technologies  Inc.


We have audited the Consolidated Balance Sheet of Turbodyne Technologies, Inc. and subsidiaries as at December 31, 2001 and the related Consolidated Statements of Operations, Shareholders' Equity (Deficiency) and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses in each of the last three years resulting in an accumulated deficit of $(114,589,361) at December 31, 2001 and a total shareholders' deficiency of $8,077,745 at December 31, 2001, has used cash in its operating activities in each of the last three years and is subject to numerous lawsuits brought against it by certain of its stockholders and other parties, and based on the Company's projected cash flows for the ensuring year, it will be required to seek additional equity or debt financing in order to continue its present operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  BDO  Dunwoody  LLP

Chartered  Accountants

Vancouver,  British  Columbia
March  30,  2002

--------------------------------------------------------------------------------

                                              Prior Independent Auditors' Report

--------------------------------------------------------------------------------


The  Board  of  Directors  and  Shareholders
Turbodyne  Technologies  Inc.


We have audited the accompanying Consolidated Balance Sheet of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2000 and the related Consolidated Statements of Operations, Shareholders' Equity (Deficiency) and Cash Flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc., and subsidiaries at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses in each of the last five years resulting in an accumulated deficit of $107,224,141 and a total shareholders' deficiency of $7,760,382 at December 31, 2000, is subject to numerous lawsuits, including those brought against it by shareholders and, based on projected cash flows for the ensuing year, the Company will require additional equity or debt financing in order to continue its present operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  McGowan  Guntermann

Santa  Barbara,  California
April  6,  2001

--------------------------------------------------------------------------------
                               Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                                     Consolidated Balance Sheets

December 31                                                 2001          2000
--------------------------------------------------------------------------------
Assets

Current
  Cash                                           $      20,257   $           -
  Trade accounts receivable                                  -         334,209
  Inventories (Note 2)                                       -         363,780
  Prepaid expenses and other current assets                  -          13,279
                                                 --------------  --------------
    Total current assets                                 20,257        711,268

Property and equipment, at cost, net (Note 3)           210,550        353,084
Licenses (Note 8)                                     1,040,000              -
Other assets                                                  -         37,793
                                                 --------------  --------------
Total Assets                                     $    1,270,807  $   1,102,145
-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity (Deficit)

Liabilities

Current
  Current maturities of long-term debt
   (Note 4)                                      $       73,071  $     145,293
  Accounts payable and cash overdraft                 2,751,769      2,716,055
  Accrued liabilities                                   354,474        265,626
  Reserve for lawsuit settlements
    (Notes 6 and 12)                                  6,169,238      5,711,500
                                                 --------------  --------------
    Total current liabilities                         9,348,552      8,838,474

Long-term debt, less current maturities
  (Note 4)                                                    -         24,053
                                                 --------------  --------------
    Total liabilities                                 9,348,552      8,862,527
                                                 --------------  --------------
Shareholders' Equity (Deficiency)
  Share Capital
    Authorized
      1,000,000 preferred stock, par value $0.001
      99,000,000 common stock, par value $0.001
    Issued
      84,036,915 common shares in 2001
        (2000 - 58,151,821)                              84,037         58,152
  Treasury stock, at cost (378,580 shares)           (1,755,534)    (1,755,534)
  Additional paid-in capital                        108,147,994    101,126,022
  Other comprehensive income -
    Foreign exchange translation gain                    35,119         35,119
  Accumulated deficit                              (114,589,361)  (107,224,141)
                                                 --------------  --------------
  Total shareholders' equity (deficiency)            (8,077,745)    (7,760,382)

Commitments and contingencies (Notes 6 and 12)                -              -
                                                 --------------  --------------
Total Liabilities and Shareholders'
  Equity (Deficiency)                            $    1,270,807  $   1,102,145
-------------------------------------------------------------------------------



The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


                               Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                           Consolidated Statements of Operations

For the years ended December 31              2001           2000           1999
--------------------------------------------------------------------------------
Net sales                            $      9,470   $    539,833   $ 50,218,161

Cost of sales, including inventory
  write-downs                             363,780      1,217,592     46,430,198
                                     -------------------------------------------
  Gross profit (loss)                    (354,310)      (677,759)     3,787,963
                                     -------------------------------------------
Expenses
  Selling, general and administrative
    (Including stock based compensa-
    tion of $223,419; 2000 - 70,246;
    1999 - 208,662) (Notes 8 and 9))    2,226,966      4,458,545     12,379,186
  Research and developments costs
    (Including stock based compensa-
    tion of $893,678; 2000 - 280,984;
    1999 - 834,648) (Note 8))           3,740,058      3,697,763      8,419,975
  Litigation expense (Notes 6, 8
    and 11)                               885,058      6,022,554      6,051,531
  Repricing of options                          -        813,977              -
  Write-down of impaired assets                 -        790,397              -
  Depreciation and amortization           150,745        376,551      3,692,104
  Relocation costs                              -          3,945         96,328
                                     -------------------------------------------
    Total operating expense             7,002,827     16,163,732     30,639,124
                                     -------------------------------------------
Loss from operations                   (7,357,137)   (16,841,491)   (26,851,161)

Other income (expense)
  Interest expense, net                   (21,778)       (50,528)    (1,538,529)
  Gain on sale of patents (Note 11)             -              -      5,996,789
  Gain (loss) on disposal of assets
    (Note 12)                              17,695        (70,226)   (14,298,395)
  Other, net                                    -              -              -
                                     -------------------------------------------
Loss before income taxes               (7,361,220)   (16,962,245)   (36,691,296)

Income tax benefit (expense) (Note 5)      (4,000)        (4,000)       702,400
                                     -------------------------------------------
Net loss for the year                $ (7,365,220)  $(16,966,245)  $(35,988,896)
--------------------------------------------------------------------------------

Loss per common share
  Basic and diluted                  $      (0.11)  $      (0.35)  $      (0.88)
--------------------------------------------------------------------------------

Weighted average shares used for
  basic and diluted loss per share     69,351,716     49,164,622     40,952,987
--------------------------------------------------------------------------------





The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                               Turbodyne  Technologies,  Inc.  and  Subsidiaries
                    Consolidated Statements of Shareholders' Equity (Deficiency)

                                                                                  Other                       Net
                        Common Stock        Treasury Stock      Additional    Comprehensive              Shareholders'

                  -------------------------------------------      Paid-in        Income     Accumulated       Equity
                     Shares     Amount    Shares     Amount        Capital        (Loss)       Deficit    (Deficiency)
                  ----------------------------------------------------------------------------------------------------

Balance at
 December 31,
 1998              41,313,816 $42,000   330,080  $(1,500,000)  $ 81,770,000  $ (94,000)  $ (54,269,000)  $ 25,949,000

Exercise of stock
 options              160,000       -         -            -        429,100          -               -        429,100

Exercise of stock
 options for ser-
 vices rendered       100,000       -         -            -        190,847          -               -        190,847

Private placement
 of common stock    9,029,138   9,045         -            -     10,123,897          -               -     10,132,942

Conversion of
 subordinated
 convertible
 debentures, Net
 of expenses          441,862       -         -            -        500,000          -               -        500,000

Purchase of
 treasury stock             -       -    48,500     (255,534)             -          -               -       (255,534)

Translation
 adjustment                 -       -         -            -              -    114,258               -        114,258

Issuance of stock
 options to non-
 employees for
 Services                   -       -         -            -      1,043,310           -              -      1,043,310

Net loss for the
 year                       -       -         -            -              -           -    (35,988,896)   (35,988,896)
                  ----------------------------------------------------------------------------------------------------

Balance, December
 31, 1999          51,044,816  51,045   378,580   (1,755,534)    94,057,154      20,258    (90,257,896)     2,115,027


Exercise of
 warrants             176,020     176         -            -         51,486           -              -         51,662

Exercise of stock
 options            1,943,923   1,944         -            -      3,091,428           -              -      3,093,372

Private placement
 of common stock    3,521,927   3,522         -            -      1,190,747           -              -      1,194,269

Shares returned      (104,865)   (105)        -            -              -           -              -           (105)

Loss on repricing
 of options                 -       -         -            -        813,977           -              -        813,977

Conversion of debt
 to stock (Note 4)  1,570,000   1,570         -            -      1,570,000           -              -      1,571,570

Translation
 adjustment                 -       -         -            -              -      14,861              -         14,861

Issuance of stock
 options for non-
 employees for
 services                   -       -         -            -        351,230           -              -        351,230

Net loss for the
 year                       -       -         -            -              -           -    (16,966,245)   (16,966,245)
                  ----------------------------------------------------------------------------------------------------

Balance, December
 31, 2000          58,151,821  58,152   378,580   (1,755,534)   101,126,022      35,119   (107,224,141)    (7,760,382)

Exercise of stock
 options            3,874,566   3,875         -            -        461,463           -              -        465,338

Private placement
 of common stock   11,930,528  11,930         -            -      1,897,692           -              -      1,909,622

Issuance of stock
 for services
 (Note 8)           3,780,000   3,780         -            -        790,020           -              -        793,800

Issuance of stock
 recorded as
 compensation
 (Note 8)           3,500,000   3,500                             1,466,500           -              -      1,470,000

Issuance of stock
 and warrants
 for licenses
 (Note 8)           2,000,000   2,000         -            -      1,038,000           -              -      1,040,000

Issuance of stock
 and warrants
 for settlement
 of a guarantee
 (Note 8)             800,000     800         -            -        251,200           -              -        252,000

Issuance of stock
 options for
 non-employees
 for services               -       -         -            -      1,117,097           -              -      1,117,097

Net loss for the
 year                       -       -         -            -              -           -     (7,365,220)    (7,365,220)
                  ----------------------------------------------------------------------------------------------------

Balance, December
 31, 2001          84,036,915 $84,037   378,580  $(1,755,534)  $108,147,994  $   35,119  $(114,589,361)  $ (8,077,745)
                  ----------------------------------------------------------------------------------------------------



The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statement.


                               Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                           Consolidated Statements of Cash Flows

For the years ended December 31               2001           2000           1999
--------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
  Net loss for the year               $(7,365,220)  $(16,966,245)  $(35,988,896)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization         150,745        376,551      3,692,104
    Writedown of inventory and
     impaired assets                       63,780        790,397              -
    (Gain) loss on sale of patents
     and assets (Note 11)                 (17,695)        70,226        809,486
    Loss on disposal of assets
     related to net book value of
     fixed assets, goodwill and debt
     (Note 12)                                  -              -     16,764,619
    Additional interest on note
     conversion                                 -        108,535              -
    Loss on repricing of options                -        813,977              -
    Stock option compensation           1,117,097        351,230      1,234,157
    Stock issued for services             793,800              -              -
    Issuance of stock recorded as
     compensation                       1,470,000              -              -
    Stock and warrants issued on
     settlement of a guarantee            252,000              -              -
  (Increase) decrease in operating
   assets
    Trade accounts receivable             334,209      2,343,111      7,945,680
    Employee advances receivable                -        694,097       (281,347)
    Inventories                                 -      1,160,481      4,982,739
    Prepaid expenses and other current
     assets                                13,279         13,690      1,376,281
    Other assets                           37,793          9,187      1,188,020
  Increase (decrease) in operating
   liabilities
    Accounts payable and cash overdraft   101,080        195,584     (6,460,891)
    Accrued liabilities and reserve for
     lawsuit settlements                  546,586      5,332,602     (4,271,012)
    Income taxes payable                        -              -       (700,000)
                                      ------------  -------------  -------------
                                       (2,202,546)    (4,706,577)    (9,709,060)
                                      ------------  -------------  -------------

Investing activities
  Purchase of property and equipment       (8,211)       (22,977)    (1,570,823)
  Proceeds from sale of property,
   plant and equipment                     17,695        105,000              -
                                      ------------  -------------  -------------
                                            9,484         82,023     (1,570,823)
                                      ------------  -------------  -------------

Financing activities
  Net proceeds from short-term
   borrowings                                    -        80,878      1,750,000
  Repayments under capital lease
   obligations                             (51,275)            -     (1,045,976)
  Repayment of bank overdraft              (65,366)            -              -
  Repayments under long-term
   borrowings                              (45,000)            -     (1,572,882)
  Proceeds from convertible
   subordinated
    Debentures                                   -             -        500,000
  Issuance of common stock               1,909,622     1,190,747     10,132,942
  Proceeds from exercise of stock
   options and warrants                    465,338     3,246,741        429,100
  Repurchase of treasury stock                   -             -       (255,534)
  Increase in cash overdraft                     -        65,366              -
                                      ------------  -------------  -------------
                                         2,213,319     4,583,732      9,937,650
                                      ------------  -------------  -------------
Effect of exchange rate changes
 on cash                                         -        11,797        114,258
                                      ------------  -------------  -------------
Net increase (decrease) in cash             20,257       (29,025)    (1,227,975)
Cash, beginning of year                          -        29,025      1,257,000
                                      ------------  -------------  -------------
Cash, end of year                     $     20,257  $          -   $     29,025
--------------------------------------------------------------------------------

Supplementary disclosure of cash
 flow information
  Cash paid during the year
    Interest                          $          -  $        838   $  1,136,433
    Income taxes                      $      4,000  $      4,000   $      4,000
Supplementary disclosure of non-cash
 investing and financing activities:
  Stock option compensation
  (Notes 7 and 8)                     $  1,117,097  $    351,230   $  1,234,157
  Stock issued for services
  (Note 8)                            $    793,800  $          -   $          -
  Issuance of stock recorded as
   compensation (Note 8)              $  1,470,000  $          -   $          -
  Stock and warrants issued for
   licenses (Note 8)                  $  1,040,000  $          -   $          -
  Stock and warrants issued on
   settlement of a guarantee
   (Note 8)                           $    252,000  $          -   $          -
  Conversion of debt to equity
   (Note 4)                           $          -  $          -   $          -
    Stock issued for debt             $          -  $  1,250,000   $          -
    Stock issued for accrued and
     other interest                   $          -  $    320,000   $          -
  Issuance of notes for financing
   of capital leases                  $          -  $          -   $    644,943
  Settlement of claim through sale
   of patents (Note 11)               $          -  $          -   $  6,650,000
--------------------------------------------------------------------------------




The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statement.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2001  and  2000
--------------------------------------------------------------------------------

Nature  of  Business     Turbodyne  Technologies,  Inc.  and  subsidiaries  (the
                         Company), a Delaware corporation, engineers, develops and markets products designed to enhance performance and reduce emissions of internal combustion engines.
                         The Company has developed a patented technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated this technology into two primary products:
                         the Turbopac and the Dynacharger, collectively called the Turbodyne Products.

                         Through a wholly owned subsidiary, the Company previously manufactured aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels. This subsidiary also manufactured all of the engineered aluminum components for the Turbodyne Products. This wholly owned subsidiary was sold by order of the Bankruptcy Court on December 23, 1999 (Note 12). The Company has not generated significant revenues from its operations that develop engine enhancement products. See Note 10 regarding operating segments.

                         The Company was delisted from the Nasdaq SmallCap Market and delisted from trading on NASDAQ Europe during 2001.

Principles  of
Consolidation           The  accompanying  consolidated  financial statements,
                         stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne U.K. Ltd. (which was liquidated during 1999), Turbodyne Germany Ltd. and Pacific Baja Light Metals Corp. ("Pacific Baja") (Note 12). All material intercompany accounts and transactions have been eliminated on consolidation.

Inventories              Inventories  are  valued  at  the  lower  of  cost  or
                         market.

Depreciation  and
Amortization             Depreciation and amortization of property and equipment
                         is computed using the straight-line method over estimated useful lives as follows:

                         Machinery and equipment   -  7 to 15 years
                         Transportation equipment  -  5 years
                         Furniture and fixtures    -  5 to 10 years
                         Leasehold improvements    -  length of lease, not to
                                                      exceed economic life

Licenses Licenses obtained in December 2001 are recorded at cost and will be amortized over their estimated useful life, which has not yet been determined.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies

December  31,  2001  and  2000
--------------------------------------------------------------------------------
Long-Lived  Assets       It is the Company's policy to report long-lived assets
                         at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets to determine if facts and circumstances suggest that they may have been impaired. The Company annually assesses the recoverability of long-lived assets in accordance with Statement of Financial Accounting
                         Standards  (SFAS)  No.  121.

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

Goodwill Goodwill was associated with the purchase of Pacific Baja on July 2, 1996 by the Company and was being amortized on a straight-line basis over 20 years. On December 23, 1999, the assets of Pacific Baja were sold through bankruptcy (Note 12), and the net book value of the goodwill of $12,242,000 was charged to loss on disposal of assets.

Recognition of Revenue
and Significant Customers
and Concentration of
Credit Risk              Revenues in 2001 related to refurbishment of previously
                         sold product to one customer and is recognized upon completion of service. The Company recognizes revenue upon shipment of product. The Company had sales of DynachargerTM prototypes to one significant customer constituting approximately 100% of net sales in 2000, although there have been no new orders for TurbopacTM products since June 2000.

                         The Company had sales to two significant customers constituting approximately 39% and 27%, respectively, of net sales in 1999; however these customers related to Pacific Baja, which was disposed of through bankruptcy on December 23, 1999. Of the remaining operations, the Company had two customers that represented essentially all sales.

                         Ninety-six percent of accounts receivable at December 31, 2000 is from reimbursement of costs for the Joint Venture (Note 13).

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies

December  31,  2001  and  2000
--------------------------------------------------------------------------------
Earnings (Loss) Per
Share The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share
                         (EPS).

                         For the years ended December 31, 2001, 2000 and 1999, options and warrants to purchase 19,797,413, 12,590,218 and 7,182,174 common stock, respectively, at prices ranging from $0.19 to $8.50 were outstanding during the years but were not included in the computation of diluted EPS because the options would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Fair Value of Financial
Instruments              The fair values of the Company's cash, trade  accounts
                         receivable, accounts payable and cash overdraft, accrued liabilities and long-term debt approximate their carrying values because of the short maturities of these instruments.

Stock-Based
Compensation             The Company has adopted SFAS No. 123, "Accounting for
                         Stock-Based Compensation" and has elected to continue to measure compensation cost for employees under Accounting Principles Board No. 25, including interpretations provided in Interpretation No. 44.
                         Generally, compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options. Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.

                         SFAS No. 123 requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

                         The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing method.

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

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies

December  31,  2001  and  2000
--------------------------------------------------------------------------------
Foreign Currency
Translation              Assets  and  liabilities  of  the  Company denominated
                         in foreign currencies have been translated at the exchange rate in effect at the year end date while expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of shareholders' deficit.

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

Comprehensive  Income    The  Company  has  adopted  SFAS  No.  130, "Reporting
                         Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for each of the years in the three-year period ended December 31, 2001.

Business  Segment
Reporting                The  Company follows SFAS No. 131, "Disclosures About
                         Segments  of  an  Enterprise  and Related Information".
                         SFAS No. 131 establishes standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Significant reportable business segments of the Company are aftermarket automotive wheels, automotive engine components and Turbodyne products. Information related to these segments is summarized in Note 10.

Cash and Equivalents     The  Company  considers  all  highly liquid financial
                         instruments with a maturity of three months or less to be cash equivalents.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies

December  31,  2001  and  2000
--------------------------------------------------------------------------------
Legal Fees               The Company expenses legal fees in connection with
                         litigation  as  incurred.

New Accounting
Pronouncements           In  June  1998,  The  Financial  Accounting Standards
                         Board  issued  SFAS No. 133, "Accounting for Derivative
                         Instruments  and  Hedging  activities".  SFAS  No.  133
                         requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standards did not affect the Company's financial statements.

                         In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".
                         SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies

December  31,  2001  and  2000
--------------------------------------------------------------------------------
New Accounting
Pronouncements  -
Continued                SFAS 142 requires, among other things,  that  companies
                         no  longer amortize goodwill, but instead test goodwill
                         for impairment at least annually. In addition, SFAS 142
                         requires  that the Company identify reporting units for
                         the  purposes of assessing potential future impairments
                         of  goodwill,  reassess  the  useful  lives  of  other
                         existing  recognized  intangible  assets,  and  cease
                         amortization  of  intangible  assets with an indefinite
                         useful  life.  An  intangible  asset with an indefinite
                         useful  life  should  be  tested  for  impairment  in
                         accordance  with  the guidance in SFAS 142. SFAS 142 is
                         required  to be applied in fiscal years beginning after
                         December  15, 2001 to all goodwill and other intangible
                         assets  recognized  at  that  date,  regardless of when
                         those  assets  were  initially  recognized.  SFAS  142
                         requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                         The Company's previous business combinations were accounted for using the purchase method. The adoption of SFAS 141 and SFAS 142 is not expected to have a material effect on the Company's financial statements.

                         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Reclassification         Certain 2000 amounts have been reclassified to conform
                         with  the  current  year's  presentation.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------
1.     Ability  to  Continue  as  a  Going  Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in recent years resulting in an accumulated deficit of $114,589,361 at December 31, 2001, has used cash in its operating activities in recent years, has disposed of its most significant subsidiary through bankruptcy, is subject to lawsuits brought against it by shareholders and other parties, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. Although the Company continues to raise operating funds with a combination of debt and equity instruments there is no guarantee that the company will be able to continue to finance operations by this method. The Company is also limited in raising funds through the sale of equity because of the limited remaining authorized shares available for sale.

The Company continues to examine it's operation and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to satisfactorily settle litigation, including its dispute with Honeywell, the present holder of the Company's core technology (Note 13) and raise substantial monies to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes.

2.     Inventories

Inventories  are  comprised of the following at December 31, 2001 and 2000:

                                        2001                2000
                             -----------------------------------

Raw materials                $     1,085,911     $     1,085,911
Reserve for obsolescence          (1,085,911)           (722,131)
                             -----------------------------------
                             $             -     $       363,780

During 2001, after assessment of various factors relevant to inventory, management determined it was appropriate to write down the remaining inventory to $Nil.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

3.     Property  and  Equipment

     Property  and  equipment,  at  cost,  is  summarized  as  follows:

                                                      2001        2000
                                                   ----------  ----------
Machinery and equipment                            $2,060,789  $2,052,578
  Transportation equipment                            126,991     168,008
  Furniture and fixtures                              165,723     165,723
  Leasehold improvements                              116,304     116,304
                                                   ----------  ----------
                                                    2,469,807   2,502,613
  Less accumulated depreciation,
   amortization and reserve for
   impairment of assets                             2,259,257   2,149,529
                                                   ----------  ----------
  Net property and equipment                       $  210,550  $  353,084
                                                   ----------  ----------



4.     Long-term  Debt

     Long-term  debt  at  December  31, 2001 and 2000 consists of the following:

                                                  2001      2000
                                                 -------  --------
Notes payable to officers (Note 9)               $15,500  $ 60,500
  Other                                           57,571   108,846
                                                 -------  --------

  Total long-term debt                            73,071   169,346
  Less current maturities                         73,071   145,293
                                                 -------  --------
  Long-term debt, excluding current maturities   $     -  $ 24,053
                                                 -------  --------

The Company's wholly owned subsidiary, Pacific Baja, had a revolving line of credit with a bank permitting borrowings up to $10 million, collateralized by all receivables and inventory. The borrowings bore interest at the Company's option at LIBOR plus 2% or at prime. The line of credit agreement was amended on January 19, 1999 whereby the revolving line of credit was increased to $11,500,000. The line of credit expired June 1, 2000. The outstanding balance at December 23, 1999 of approximately $8.5 million was settled through bankruptcy at a $900,000 discount.

In February 1999, the Company signed three promissory notes totalling $1,300,000 with a relative of a former Director (and a company in which the Director had signatory power). This loan was personally guaranteed by the Director. All notes bore interest at 12% per annum, compounded monthly. Only $1,250,000 of the $1,300,000 notes were drawn down in 1999. The notes had maturity dates occurring in 1999 and therefore the notes were considered due on demand. No interest was paid on these loans in 1999. Interest expense of $132,094 was accrued in 1999. In 2000 the note was converted to 1,570,000 shares of stock which included satisfying the $1,250,000 principal on the note, $211,465 of accrued interest, and an additional interest amount of $108,535.

The Company is in arrears on capital lease obligations included in other long-term debt, accordingly, amounts owing are classified as current.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

5.     Income  Taxes

Income tax expense (benefit) is comprised of the following for the years ended December 31, 2001, 2000 and 1999:


                         2001    2000      1999
                       --------------------------
Current
    Federal            $    -  $    -  $(612,500)
    State               4,000   4,000    (89,900)
                        ------  ------  ----------
                        4,000   4,000   (702,400)
                        ------  ------  ----------
  Deferred
    Federal                 -       -          -
    State                   -       -          -
                        ------  ------  ----------
                            -       -          -
                       $4,000  $4,000  $(702,400)
                        ------  ------  ----------


Total income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:


                                            2001          2000          1999
                                        ------------  ------------ -------------
Computed "expected" income
 tax benefit                            $(2,946,088)  $(6,911,436) $(14,664,036)
                                        ------------  ------------  ------------
Non-deductible expenses                     455,351     3,199,087        24,605
Change in valuation allowance             2,494,737     3,716,349    13,937,031
                                        ------------  ------------  ------------
                                        $     4,000   $     4,000   $  (702,400)


The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:


                                                           2001           2000
                                                     ---------------------------
Deferred tax assets
    Accrued liabilities                              $    141,789  $    116,341
    Reserve for lawsuit settlements                     2,467,695     2,501,584
    Fixed assets                                          766,351             -
    Inventory - related items                             434,364       294,239
    Alternative minimum tax credit                         55,000        55,000
    Net operating loss carryover                       31,325,845    30,629,143
                                                     -------------  ------------

    Gross deferred tax assets                          35,191,044    33,596,307

Less valuation allowance                              (35,191,044)  (32,696,307)
                                                     -------------  ------------
  Deferred tax assets, net of valuation allowance               -       900,000

Deferred tax liabilities - basis of fixed assets                -      (900,000)
                                                     -------------  ------------
  Net deferred tax assets                            $          -   $         -

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

5.     Income  Taxes  -  Continued

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2001. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $87,000,000 for US income tax purposes, which if not used, will expire between the years 2008 and 2016.

6.     Commitments  and  Contingencies

     a)     Leases

The Company leases certain factory and office premises in California under a noncancelable operating lease expiring January 2005. Rental expense for 2001, 2000 and 1999 was approximately $824,000, $815,675 and $908,000, respectively.

The Company, prior to July 1, 2001, subleased its Carpinteria facility from American Appliance, Inc., a private company controlled by a former Director of the Company. Rental expense for this facility in 2001, 2000 and 1999 was approximately $489,000, $381,819 and $310,000, respectively. The Company leased the Pacific Baja facility in Mexico from certain stockholders of the Company. In 2001 rental expense includes $335,000, which arose due to guarantees provided by the Company (2000 - $Nil; 1999 - $167,000). See Note 12 regarding the sale of Pacific Baja assets.

Minimum future rental commitments under the operating leases as of December 31, 2001 are:

     Year ending December 31
     2002                                    $     346,080
     2003                                          346,080
     2004                                          346,080
     2005                                           28,840
                                             -------------
     Total future minimum lease payments     $   1,067,080
                                             -------------

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

6.     Commitments  and  Contingencies  -  Continued

b)     Litigation
       TST

In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note
12) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor. The complaint originally sought damages of approximately $1.8 million, which was included in the legal liability reserve at December 31, 2000. However, if it is determined TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the legal reserve in Note 12 at December 31, 2001 and 2000.


The Company agreed on the terms of settlement with TST on October 4, 2001. However, the settlement agreement and release have not been executed to date. Under the terms of the proposed settlement, the Company would:


i) issue 1,000,000 shares of common stock to the president of TST and agree to register the resale of these shares by filing a registration statement with the Securities and Exchange Commission;

ii)  issue  2,000,000  shares  of  common  stock  to  TST;

iii) agree to the immediate entry of judgement against the Company in the amount of $2,066,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgement would immediately increase by any amount that TST is compelled by judgement or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

iv) any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgement against the Company in favour of TST.

At December 31, 2001, the Company has included $2,066,078 in regard to this matter in Reserve for Lawsuit Settlements.

Other

The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions. See below and Notes 11, 12 and 13 for additional legal matters.

c)     SEC  Investigation

The Company was subject to SEC investigations of its press releases issued between May 1997 and September 1998 and as to whether the Company had issued unregistered shares in contravention of the Securities Act of 1933. These investigations were concluded against the Company in February 2002 with no significant impact on the Company's financial position.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

6.     Commitments  and  Contingencies  -  Continued

d)     Class  Action  Law  Suits

The consolidated class action complaints filed against the Company purport to be brought on behalf of individuals claiming that they purchased shares of the Company's common stock during the period from March 1, 1997 through January 22, 1999. The plaintiffs seek unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of the Company products and the demand and acceptance of Company products. The plaintiffs allege that these misstatements caused the price of the Company's common stock to be artificially inflated during the class period. These actions were tendered to the Company's insurance carriers.

The Company reached a settlement agreement that it anticipates will result in the final disposition of these legal proceedings. The Company has signed a stipulation of settlement with the legal counsel for the plaintiffs that sets forth the terms and conditions of this settlement. This stipulation of settlement has been submitted to the court for approval. The settlement will not become final until such time as court approval has been obtained, the time for appeal has lapsed and funds are released in accordance with the settlement agreement. The agreed terms of settlement provide for a stipulated judgement against the Company in the amount of $7.9 million. The Company anticipates that this judgement will be satisfied through the Company's director's and officer's liability insurance policies, that the plaintiff's case against the Company and the co-defendants will be dismissed and the plaintiffs will not have any right to pursue execution against the Company or its assets upon finalization of the settlement.

e)     Royalties

The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate the licensed technology referred to in Note 8 (c).

7.     Stock  Options

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

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

7.     Stock  Options  -  Continued

On September 4, 1998, the Board of Directors approved an incentive stock option plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee will determine the terms of any options or other rights granted under the 1998 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of shares of common stock under the 1998 Plan to any participant is 200,000 per participant per year. As of December 31, 2001 and 2000, Nil and 285,367, respectively, represent the number of unoptioned shares available for the granting of options under the 1998 Plan.

On October 1, 1999 the Company established the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,800,000 shares of common stock. The exercise price of each option shall be determined by the Stock Option Committee but in no instance be less than the fair market value of the shares of the Company determined as the closing price of the common shares of the Company on the day preceding the date of the grant. The options maximum term is ten years. As of December 31, 2001 and 2000, the number of unoptioned shares available for granting of options under the plan was 3,142,604 and 2,953,500, respectfully.


The following summarizes information relating to stock options during 2001, 2000 and 1999:


                                                                           2001

                                             Non-employees             Employees             Total
                                          ---------------------------------------------------------------
                                                    Weighted                Weighted             Weighted
                                                     Average                 Average              Average
                                                    Exercise                Exercise             Exercise
                                          Shares       Price       Shares      Price    Shares      Price
                                      -------------------------------------------------------------------

Outstanding at beginning of year          678,668   $     3.39   5,013,050   $ 3.69   5,691,718   $ 3.66
Granted                                 5,389,566         0.16           -        -   5,389,566     0.16
Exercised                              (3,874,566)        0.12           -        -  (3,874,566)    0.12
Forfeited                                (280,253)        4.65  (5,013,050)    3.69  (5,293,303)    3.74
                                      --------------            -----------          -----------
Outstanding at end of year              1,913,415         0.33           -        -   1,913,415     0.33
Options exercisable at end of year      1,913,415         0.33           -        -   1,913,415     0.33
Weighted average fair value of
 options granted during the year                -         0.21           -        -           -     0.21
                                      -------------------------------------------------------------------



                                                                     2000

                                         Non-employees         Employees               Total
                                      ---------------------------------------------------------------

                                               Weighted              Weighted             Weighted
                                                Average               Average              Average
                                               Exercise              Exercise             Exercise
                                       Shares     Price     Shares      Price     Shares     Price
                                      ---------------------------------------------------------------

Outstanding at beginning of year       705,000   $ 3.58   5,316,298   $ 4.25   6,021,298   $ 4.17
Granted                                417,400     1.52   1,576,500     1.82   1,993,900     1.76
Exercised                             (443,732)    1.71  (1,500,191)    2.30  (1,943,923)    2.03
Forfeited                                    -        -    (379,557)    4.05    (379,557)    4.06
                                      ---------          -----------          -----------

Outstanding at end of year             678,668     3.39   5,013,050     3.69   5,691,718     3.66
Options exercisable at end of year     678,668     3.39   4,533,717     3.80   5,212,385     3.75
Weighted average fair value of
  options granted during the year            -     1.43           -     0.83           -     0.96
                                      ---------------------------------------------------------------

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

7.     Stock  Options  -  Continued

                                                                         1999

                                              Non-employees            Employees              Total
                                      ---------------------------------------------------------------------
                                                        Weighted              Weighted             Weighted
                                                         Average               Average              Average
                                                        Exercise              Exercise             Exercise
                                           Shares          Price    Shares       Price   Shares       Price
                                      ---------------------------------------------------------------------

Outstanding at beginning of year          430,000   $     6.01   5,880,141   $ 4.48   6,310,141   $ 4.58
Granted                                   380,000         2.13     755,900     1.83   1,135,900     1.93
Exercised                                       -            -    (260,000)    5.01    (260,000)    5.59
Forfeited                                (105,000)        8.37  (1,059,743)    3.92  (1,164,743)    3.87
                                      ------------               ---------            ---------

Outstanding at end of year                705,000         3.58   5,316,298     4.25   6,021,298     4.17
Options exercisable at end of year        672,000         3.48   4,745,525     4.30   5,417,525     4.20
Weighted average fair value of
 options granted during the year                -         1.64           -     1.58           -     1.60
                                      ---------------------------------------------------------------------


The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees. Accordingly, compensation cost of $Nil (2000
- $813,977; 1999 - $Nil) has been recognized. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the method of SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.



                                        2001          2000           1999
                                    ------------------------------------------
Net loss
    As reported                     $(7,365,220)  $(16,966,245)  $(35,988,896)
    Pro forma                       $(7,365,220)  $(19,128,896)  $(39,563,301)
                                    ------------------------------------------

  Basic and diluted loss per share
    As reported                     $     (0.11)  $      (0.35)  $      (0.88)
    Pro -forma                      $     (0.11)  $      (0.39)  $      (0.97)



The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $0.21, $0.96 and $1.60, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2001, 2000 and 1999 expected dividend yield 0%; expected volatility of 100% in 2001 (2000 - 50%; 1999 - 50%); risk-free interest rate of between 5.00% and 7.20%; and expected life equal to 80% of the full term of 2 to 5 years.

8.     Shareholders'  Equity

a) During 2001, in connection with a private placement, 3,500,000 shares were issued to a director without proper consideration being received. While management is of the opinion that these shares should have been returned for cancellation and is vigorously pursuing the return of these shares, the amounts not yet received, $1,470,000, has been recorded as selling, general and administration expense in these financial statements.

b) During 2001, the Company issued 3,780,000 common shares, including 2,000,000 common shares to a former director in consideration for services, at an ascribed value of $0.21 per share (being the trading price of the Company's common stock on the issuance date).

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------
8.     Shareholders'  Equity  -  Continued

c) During December 2001, the Company acquired from a former consultant and shareholder, license interests in consideration for the issuance of 2,000,000 common shares at an ascribed value of $0.40 per share (being the trading price of the Company's common stock on the issuance date) and 2,000,000 warrants exercisable at $0.30 for four years. Using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 100%, risk-free interest rate of between 5.00% and 7.20% and expected life equal to four years, the warrants were assigned a value of $240,000.

d) During 2001, the Company issued to a supplier in settlement of a guarantee, 200,000 warrants exercisable at $0.25 for three years and 800,000 shares at an ascribed value of $0.27 per share (being the trading price of the Company's common stock on the issuance date). Using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 100%, risk-free interest rate of between 5.00% and 7.20% and expected life equal to three years, the warrants were assigned a value of $36,000.

e)   Stock  Purchase  Warrants

     At  December 31, 2001, 2000 and 1999, the Company had 17,883,998, 6,898,500
     and 1,160,876 of stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.22 to $4.25 and expiration dates between 2002 and 2004.

f)   Shares  in  Escrow

     Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company.

g)   Share  Buy-Back  Plan

     On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at December 31, 2001.

h)   Issuance  of  Stock  Options  to  Non-employees  for  Services

     The  Company  has  recorded  $1,117,097,  $351,230  and  $1,043,310  of compensation expense in 2001, 2000 and 1999, respectively, relating to stock options issued to nonemployees for services rendered during those years.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

9.     Related  Party  Transactions

The Company made payments to related parties not disclosed elsewhere in these financial statements, as follows:



                                               2001      2000      1999
                                             ----------------------------
Project management fees                      $      -  $      -  $180,000
Consulting fees                                     -         -   131,539
Rent (Note 6) and administrative services     489,309   357,828   284,529
                                             --------  --------  --------
                                             $489,309  $357,828  $596,068
                                             --------  --------  --------

During prior years, the Company advanced $879,020 to former directors. Although the Company is actively pursuing collection of these loans to the former directors the amounts were considered doubtful as of December 31, 2001 and 2000 and were fully reversed.

The Company expended funds aggregating $7,750 in 1999 to a Company controlled by one of its officers for research and development activities related to the Company's product development which is included in research and development costs at December 31, 1999.

The Company previously leased the Carpinteria facility and the Pacific Baja facility from related parties (Note 6(a)).

Additionally, officers provided loans to the Company on demand and on an unsecured and non-interest bearing basis.

10.     Segment  Reporting

The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate income taxes to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The business segments are summarized as follows:


                                        2001        2000        1999
                                     -----------------------------------
  Sales from external customers
    Aftermarket wheels *             $       -   $       -   $13,750,000
    Automotive engine components             -           -    34,753,000
    Turbodyne products                   9,470     539,833     1,715,161
                                     -----------------------------------
                                     $   9,470   $ 539,833   $50,218,161
                                     -----------------------------------
  Gross profit (loss)
    Aftermarket wheels *             $       -   $       -   $ 1,079,000
    Automotive engine components *           -           -     2,430,000
    Turbodyne products                (354,310)   (677,759)      278,963
                                     -----------------------------------
                                     $(354,310)  $(677,759)  $ 3,787,963
                                     -----------------------------------

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

10.     Segment  Reporting  -  Continued


                                       2001          2000           1999
                                   ------------  -------------  -------------
Loss from operations
  Aftermarket wheels *             $         -   $          -   $ (3,216,000)
  Automotive engine components *             -              -     (3,378,000)
  Turbodyne products                (7,357,137)   (16,841,491)   (20,257,161)
                                   ------------  -------------  -------------
                                   $(7,357,137)  $(16,841,491)  $(28,851,161)
                                   ------------  -------------  -------------
Depreciation and amortization
  Aftermarket wheels *             $         -   $          -   $  1,207,000
  Automotive engine components *             -              -      1,323,000
  Turbodyne products                   150,745        376,551        412,104
                                   ------------  -------------  -------------
                                   $   150,745   $    376,551   $  2,942,104
                                   ------------  -------------  -------------
Net interest expense (income)
  Aftermarket wheels *             $         -   $          -   $    912,000
  Automotive engine components *             -              -        950,000
  Turbodyne products                    21,778         50,528       (323,471)
                                   ------------  -------------  -------------
                                   $    21,778   $     50,528   $  1,538,529
                                   ------------  -------------  -------------
Capital expenditures
  Aftermarket wheels *             $         -   $          -   $    332,000
  Automotive engine components *             -              -      2,126,000
  Turbodyne products                     8,211         20,692        134,268
                                   ------------  -------------  -------------
                                   $     8,211   $     20,692   $  2,592,268
                                   ------------  -------------  -------------
Total assets
  Aftermarket wheels *             $         -   $          -   $          -
  Automotive engine components *             -              -              -
  Turbodyne products                 1,270,807      1,102,145      6,763,759
                                   ------------  -------------  -------------
                                   $ 1,270,807   $  1,102,145   $  6,763,759
                                   ------------  -------------  -------------


This  segment  represents  Pacific  Baja  (Note  12).

11.   Settlement of Claim - Sale of Patents

In July 1998, a claim was filed against the Company alleging, among other things, breach of contract, breach of purchase order, negligent misrepresentation and fraud. On March 3, 1999 an arbitration award was issued against the Company for a total of $6.65 million including a lien on all assets, plus recovery of plaintiff's attorney's fees and other costs. The Company settled the claim on December 20, 1999 by assignment of intellectual property rights and rights to manufacture, market and sell products to a customer under a new joint venture with Honeywell Turbocharging Systems (Note 13), who in turn paid the outstanding claim. The award of $6.65 million is included in 1999 litigation expense, offset with $1.5 million awarded from an insurance carrier, and the gain on assignment of the patents, net of book value of patents of $809,486, is included in gain on sale of patents.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

12.     Pacific  Baja  Bankruptcy

In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced Chapter 11 bankruptcy proceedings on September 30, 1999.

Pursuant to the Bankruptcy court order, the assets were sold to the highest bidder at an auction on December 23, 1999, for approximately $14.4 million. There were no proceeds available for distribution to unsecured creditors, after the payment of Pacific Baja's secured debt. The Company was owed approximately $6 million.

There were no remaining assets and liabilities of Pacific Baja as of December 31, 1999, however several of the capital leases of the subsidiary totalling approximately $4 million were guaranteed by Turbodyne Technologies Inc., which were substantially assumed by the buyer after December 31, 1999. Additionally there were approximately $1.8 million in Pacific Baja's purchases commitments of raw material from a supplier guaranteed by Turbodyne Technologies Inc., however, the supplier now has a new purchase agreement with the new buyer.

The Company recorded a loss on disposal of the Pacific Baja assets of $14,298,395. Additionally it recorded $237,720 of cumulative translation adjustments included in selling, general and administrative expenses as a result of a complete liquidation of all of the investment in the Mexican foreign subsidiary.

In connection with the bankruptcy proceedings, which are still pending, the creditors' committee was investigating the Company and some of its former directors and officers as to whether preferential transfers were made to the Company and its affiliates before the Chapter 11 case began (see Note 6(b)).

In September 2001, the Pacific Baja Liquidating Trust ("the Trust") commenced action against a former subsidiary in the United States Bankruptcy Court, Central District of California - Riverside Division. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja.

The  Trust  is  seeking,  among  other  matters,:

i) the re-characterization of Company advances to Pacific Baja as equity and the subordination of unsecured claims against Pacific Baja;

ii) the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to the Company on the basis of an allegation of fraudulent transfer;

iii) an order that the Company is liable for all of the previous debts of Pacific Baja totalling approximately $7,000,000; and

iv) damages and punitive damages against the Company and certain former officers and directors and the former officers and directors of Pacific
     Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

12.     Pacific  Baja  Bankruptcy  -  Continued

The Company has filed a response denying liability. The Company intends to vigorously contest and defend any claim by the Trust that would exceed its claims as a creditor of Pacific Baja and that would be satisfied other than by a set-off of its claims against Pacific Baja. The outcome of this litigation is not presently determinable and no amounts have been included in this regard in the reserve for lawsuit settlements.

In May 2000, Heartland Financial Corporation ("Heartland"), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and has obtained judgement against the Company in the amount of approximately $535,000, which is included in the legal liability reserve. The Company has filed an appeal against the judgement. The outcome of the appeal is not presently determinable.

13.     Joint  Agreement

In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with the Honeywell Turbocharging Systems ("Honeywell"), a division of AlliedSignal Inc ("Honeywell"). Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger(TM) and the Turbopac(TM)) for $6.8 million. This amount was used in settlement of a judgment (Note 11). In addition, under these agreements, the Company and Honeywell are sharing the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger(TM) and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines.

The Company commenced an action for damages against Honeywell in the United States District Court, Central District of California in August 2001 alleging, among other matters, that Honeywell's conduct constituted a restraint of trade and the delay of the commercialization of the Company's technology.

Prior to the Company commencing the above legal proceedings, Honeywell initiated arbitration proceedings under the joint development and licensing agreements. Honeywell is seeking termination of the license agreement and the joint development agreement based on their allegations that the Company breached the agreements and is unwilling and unable to perform future obligations under the agreements. The Company disputed that Honeywell is entitled to termination of the license agreement and the joint development agreement and filed a motion to stay the arbitration. The arbitrator refused to grant the Company's motion.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2001  and  2000
--------------------------------------------------------------------------------

13.     Joint  Agreement  -  Continued

The Company is presently seeking an order of the United States District Court against Honeywell International enjoining Honeywell from pursuing this arbitration proceeding.

The outcome of the legal matters regarding the dispute with Honeywell are not presently determinable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TURBODYNE  TECHNOLOGIES  INC.


By:  /s/ Daniel Black
     ___________________________________
     Daniel Black,  President  and  Chief  Executive  Officer
     Date:     April  26,  2002


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Daniel Black
     ___________________________________
     Daniel  Black,  President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:     April  26,  2002


By:  /s/ Charles Caverno
     ___________________________________
     Charles Caverno,  Secretary  and  Chief  Financial  Officer
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Date:     April  26,  2002


By:  /s/ Manfred Hanno Janssen
     ___________________________________
     Manfred Hanno Janssen
     Director
     Date:     April  26,  2002


By:  /s/ Eugene  O'Hagan
     ___________________________________


     Eugene  O'Hagan
     Director
     Date:     April  26,  2002


By:  /s/ Andrew Martyn-Smith
     ___________________________________
     Andrew Martyn-Smith
     Director
     Date:     April  26,  2002