Form 10QSB
period 2002-03-31
TURBODYNE TECHNOLOGIES INC
filed 2002-05-15
CIK 1022097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period     to


          Commission  File  Number     000-21391
                                       ---------

                           TURBODYNE TECHNOLOGIES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

DELAWARE                                              95-4699061
-------------------------------                       --------------------
(State or other jurisdiction of                       (IRS  Employer
incorporation or organization)                        Identification  No.)


6155 Carpinteria Avenue,
Carpinteria, California                               93013
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:       (805) 684-4551
                                                      --------------

                                 NOT APPLICABLE
          ----------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year  end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 86,340,043 shares of common stock issued and outstanding as of May 10, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

          Turbodyne  Technologies,  Inc.  and  Subsidiaries
          Consolidated  Financial  Statements
          For the three-month periods ended March 31, 2002 and 2001 (Unaudited - Expressed in US Dollars)

          Turbodyne  Technologies,  Inc.  and  Subsidiaries
          Consolidated  Financial  Statements
          For the three-month periods ended March 31, 2002 and 2001 (Unaudited - Expressed in US Dollars)




                                                                        Contents
--------------------------------------------------------------------------------


Consolidated  Financial  Statements
-----------------------------------
     Balance  Sheets

     Statements  of  Operations

     Statements  of  Capital Deficit

     Statements  of  Cash  Flows

     Notes  to  the  Financial  Statements

--------------------------------------------------------------------------------
                                   Turbodyne Technologies, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                                       (Expressed in US Dollars)


                                                       March 31     December 31
                                                           2002            2001
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets

Current
   Cash                                           $      22,320   $      20,257
   Prepaid expenses and other current assets              2,131               -
                                                  ------------------------------
      Total current assets                               24,451          20,257

Property and equipment, at cost, net less
 accumulated depreciation                               196,475         210,550
Licenses, at cost less accumulated
 amortization                                           988,000       1,040,000
                                                  ------------------------------

Total Assets                                      $   1,208,926   $   1,270,807
================================================================================

Liabilities and Capital Deficit

Liabilities

Current
   Current maturities of long-term debt           $      73,071   $      73,071
   Accounts payable                                   2,810,832       2,751,769
   Accrued liabilities                                1,184,447         354,474
   Related party loan payable (Note 3)                  443,000               -
   Reserve for lawsuit settlements                    6,169,238       6,169,238
                                                  ------------------------------
      Total liabilities                              10,680,588       9,348,552
                                                  ------------------------------

Capital Deficit
   Share Capital
     Authorized
       1,000,000 preferred shares, par value $0.001
      99,000,000 common shares, par value $0.001
     Issued
      84,853,582 common shares in 2002
       (2001 - 84,036,915)                               84,854          84,037
   Treasury stock, at cost (378,580 shares)          (1,755,534)     (1,755,534)
   Additional paid-in capital                       108,309,994     108,147,994
   Accumulated other comprehensive income -
     Foreign exchange translation gain                   35,119          35,119
   Accumulated deficit                             (116,146,095)   (114,589,361)
                                                  ------------------------------
      Total capital deficit                          (9,471,662)     (8,077,745)

Commitments and contingencies (Note 4)                        -               -

Total Liabilities and Capital Deficit
 (Deficiency)                                     $   1,208,926   $   1,270,807
================================================================================



    The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                   Turbodyne Technologies, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                           (Unaudited - Expressed in US Dollars)

For the three-month periods ended March 31                    2002          2001
                                                      --------------------------
Net sales                                             $         -   $    10,443

Cost of sales, including inventory write-downs                  -         2,660
                                                      --------------------------
  Gross profit                                                  -         7,783
                                                      --------------------------

Expenses
  Selling, general and administrative                     267,675       628,036
  Research and developments costs                         954,853       731,279
  Litigation expense                                      270,901        15,052
  Depreciation and amortization                            66,075        23,071
                                                      --------------------------
    Total expenses                                      1,559,504     1,397,438
                                                      --------------------------

Loss from operations                                   (1,559,504)   (1,389,655)

Other income (expense)
  Interest expense, net                                      (126)       (2,997)
  Other, net                                                2,896        16,470
                                                      --------------------------
Net loss for the period                               $(1,556,734)  $(1,376,182)
================================================================================

Loss per common share
  Basic and diluted                                   $     (0.02)  $     (0.02)
================================================================================

Weighted average shares outstanding used
 for basic and diluted loss per share                  84,397,619    62,051,646
================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------------------------------------------------------------------------------------
                                                              Turbodyne Technologies, Inc. and Subsidiaries
                                                                 Consolidated Statements of Capital Deficit
                                                                      (Unaudited - Expressed in US Dollars)

                                                                                               Additional
                                                   Common Stock         Treasury Stock            Paid-in
                                                   Shares     Amount    Shares       Amount       Capital
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      58,151,821  $58,152     378,580  $(1,755,534)  $101,126,022

Exercise of stock options                        3,874,566    3,875           -            -        461,463

Private placement of common stock               11,930,528   11,930           -            -      1,897,692

Issuance of stock for services                   3,780,000    3,780           -            -        790,020

Issuance of stock recorded as compensation       3,500,000    3,500   1,466,500            -              -

Issuance of stock and warrants for licenses      2,000,000    2,000           -            -      1,038,000

Issuance of stock and warrants for
  settlement of a guarantee                        800,000      800           -            -        251,200

Issuance of stock options for non-employees
  for services                                           -        -           -            -      1,117,097

Net loss and comprehensive loss for the year             -        -           -            -              -
                                                -----------------------------------------------------------
Balance, December 31, 2001                      84,036,915   84,037     378,580   (1,755,534)   108,147,994

Private placement of common stock                  816,667      817           -            -        162,000

Net loss and comprehensive loss for
  the period                                             -        -           -            -              -
                                                -----------------------------------------------------------

Balance, March 31, 2002                         84,853,582  $84,854  $  378,580  $(1,755,534)  $108,309,994
===========================================================================================================



                                                                   Other
                                                           Comprehensive                           Total
                                                                  Income     Accumulated         Capital
                                                                  (Loss)         Deficit         Deficit
--------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                    $    35,119  $(107,224,141)  $ (7,760,382)

Exercise of stock options                                               -              -        465,338

Private placement of common stock                                       -              -      1,909,622

Issuance of stock for services                                          -              -        793,800

Issuance of stock recorded as compensation                              -              -      1,470,000

Issuance of stock and warrants for licenses                             -              -      1,040,000

Issuance of stock and warrants for settlement of a guarantee            -              -        252,000

Issuance of stock options for non-employees for services                -              -      1,117,097

Net loss for the year                                                   -     (7,365,220)    (7,365,220)
                                                              ------------------------------------------

Balance, December 31, 2001                                         35,119   (114,589,361)    (8,077,745)

Private placement of common stock                                       -              -        162,817

Net loss for the year                                                   -     (1,556,734)    (1,556,734)
                                                              ------------------------------------------

Balance, March 31, 2002                                       $    35,119  $(116,146,095)  $ (9,471,662)
========================================================================================================



    The accompanying notes are an integral part of these consolidated financial statements.


------------------------------------------------------------------------------------------
                                             Turbodyne Technologies, Inc. and Subsidiaries
                                                     Consolidated Statements of Cash Flows
                                                     (Unaudited - Expressed in US Dollars)

For the three-month periods ended March 31                           2002          2001
------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
  Net loss for the period                                       $(1,556,734)  $(1,376,182)
  Adjustments to reconcile net loss for the period
   to net cash used in operating activities:
    Depreciation and amortization                                    66,075        23,071
  (Increase) decrease in operating assets
    Trade accounts receivable                                             -        25,433
    Employee advances receivable                                          -          (804)
    Inventories                                                           -         2,660
    Prepaid expenses and other current assets                        (2,131)            -
    Other assets                                                          -         3,595
  Increase (decrease) in operating liabilities
    Accounts payable                                                 59,063       120,975
    Accrued liabilities and reserve for lawsuit
     settlements                                                    829,973         5,543
                                                                --------------------------
                                                                   (603,754)   (1,195,709)
                                                                --------------------------
Financing activities
  Net proceeds from short-term borrowings                                 -        20,500
  Issuance of common stock and stock subscriptions                  162,817     1,235,849
  Related party loan payable                                        443,000             -
  Increase in cash overdraft                                              -       (60,640)
                                                                --------------------------
                                                                    605,817     1,195,709
                                                                --------------------------
Net increase in cash                                                  2,063             -

Cash, beginning of period                                            20,257             -
                                                                --------------------------
Cash, end of period                                             $    22,320   $         -
==========================================================================================

Supplementary disclosure of cash flow information
  Cash paid during the period
    Interest                                                    $         -   $     3,000
    Income taxes                                                $         -   $       800

Supplementary disclosure of non-cash investing and
 financing activities
  Stock and warrants issued on settlement of a guarantee        $         -   $   252,000
==========================================================================================



    The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2002  and  2001
--------------------------------------------------------------------------------

1.     Nature  of  Business  and  Ability  to  Continue  as  a  Going  Concern

Turbodyne Technologies, Inc. and subsidiaries (the Company), a Delaware corporation, engineers, develops and markets products designed to enhance performance and reduce emissions of internal combustion engines.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-K Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in recent periods resulting in an accumulated deficit of $116,146,095 at March 31, 2002, has used cash in its operating activities in recent periods, has disposed of its most significant subsidiary through bankruptcy, is subject to lawsuits brought against it by shareholders and other parties, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company continues to examine it's operation and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to satisfactorily settle litigation, including its dispute with Honeywell, the present holder of the Company's core technology and raise substantial monies to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes.

--------------------------------------------------------------------------------
                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2002  and  2001
--------------------------------------------------------------------------------

2.     Stockholders'  Equity

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)     Stock  Options

The  following  summarizes information relating to stock options during 2002:


                                                         2002

                                       Non-employees       Employees         Total
                                    ----------------------------------------------------
                                             Weighted          Weighted         Weighted
                                              Average          Average           Average
                                             Exercise          Exercise         Exercise
                                    Options    Price  Options  Price    Options    Price
                                    ----------------------------------------------------

Outstanding at beginning
  of period                         1,913,415  $ 0.33       -  $    -  1,913,415  $ 0.33
Granted                                     -       -       -       -          -       -
Exercised                                   -       -       -       -          -       -
Forfeited                                   -       -       -       -          -       -
                                    ----------------------------------------------------
Outstanding at end of period        1,913,415    0.33       -       -  1,913,415    0.33
Options exercisable at end of
  period                            1,913,415  $ 0.33       -  $    -  1,913,415  $ 0.33
                                    ====================================================


b)     Stock  Purchase  Warrants

At March 31, 2002, the Company had 19,537,332 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.22 to $4.00 and expiration dates between 2002 and 2004.

--------------------------------------------------------------------------------

3.     Loan Payable

During the quarter ended March 31, 2002, the Company received from a director $443,000 in unsecured and non-interest bearing advances. Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.


--------------------------------------------------------------------------------

4.     Contingencies

The Company is party to various legal claims and lawsuits which have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

--------------------------------------------------------------------------------
                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2002  and  2001
--------------------------------------------------------------------------------

5.     New  Accounting  Pronouncements

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

--------------------------------------------------------------------------------

6.     Comparative  Amounts

Certain comparative amounts have been restated to conform to the current period's presentation.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

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

We have incorporated our technology into two initial primary products, which are
(1) the Dynacharger(TM) and (2) the Turbopac(TM). We transferred the intellectual property associated with our Dynacharger and Turbopac products to Honeywell, Inc. ("Honeywell") in 1999. Our rights to these products are now the subject of a license agreement and a joint development agreement with Honeywell. We are now involved in legal proceedings regarding our agreements with Honeywell. See Item 1 of Part II - Legal Proceedings.

We are presently finalizing the development of additional products incorporating new technology, including a product known as the TurboAir. These new products are in various stages of design and development. Our ability to commercialize these new products is conditional upon us entering into arrangements with OEM's that provide for the final development and manufacturing of these products.

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the three months ended March 31, 2002 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

We are currently not earning any revenues under our license agreement with Honeywell or through sales of products incorporating our new technology.

RESULTS  OF  OPERATIONS

Net  Sales

We did not achieve any sales during the three months ended March 31, 2002. Our net sales were $10,443 for the three months ended March 31, 2001. Sales during the three months ended March 31, 2001 consisted entirely of refurbishment of Turbopac products sold under our contract with Detroit Diesel Corporation. Our current inability to earn revenues reflects the fact that we are not able to earn any revenues pursuant to our license agreement with Honeywell as Honeywell is not completing any sales of the Turbopac or Dynacharger products and we have yet to commercialize our newly developed products. There have been no sales of the Turbopac(TM) product by Honeywell since June 2000 and our Dynacharger product remains in development.

We anticipate that we will not be able to generate any revenues from sales of the Turbopac or Dynacharger products until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will not be able to generate sales of our TurboAir products until we are able to enter into an agreement with an automotive OEM for the final development and manufacture of this product.

Costs  of  Sales

We did not have any costs of sales during the three months ended March 31, 2002 in view of the fact that we had no sales. Cost of goods sold for the three months ended March 31, 2001 were $2,660. We did not engage in any manufacturing activity during the three months ended March 31, 2002 and we anticipate that we will not undertake any manufacturing activity during 2002, other than manufacturing of prototypes for evaluation and demonstration purposes.

Gross  Profit

Gross profit for the three months ended March 31, 2002 was $NIL compared to a gross profit of $7,783 for the three months ended March 31, 2001. The gross profit for the first quarter of 2002 reflects our lack of revenues and the fact that we are currently not engaged in any manufacturing activities.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses for the three months ended March 31, 2002 decreased to $267,675 from $628,036 for the three months ended March 31, 2001, representing a decrease of $360,361 or 57.4%. The decrease in our selling, general and administrative expenses was attributable to our determination in 2001 to scale back our business operations to reflect our lack of financing and reduced marketing expenses as a result of the fact that we were no longer directly marketing the Turbopac and Dynacharger products. General and administrative costs included expenses associated with our Carpinteria, California office, our European office, management compensation, administrative staff and overhead. Selling expenses were minimal as we did not undertake any marketing efforts with respect to the Turbopac and Dynacharger products in the first quarter of 2002 as these products were governed by our agreements with Honeywell. Our European office was closed subsequent to March 31, 2002.

Research  and  Development

Research and development costs for the three months ended March 31, 2002 increased to $954,853 from $731,279 for three months ended March 31, 2001, representing an increase of $223,574 or approximately 30.6%. Our research and development activities during the three months ended March 31, 2002 did not include any joint research and development with Honeywell and involved primarily developing and testing prototypes of our TurboAir products. Research and development costs for the three months ended March 31, 2001 primarily included our participation in our joint development agreement with Honeywell. This joint research and development with Honeywell was terminated on June 28, 2001.

Litigation  Expense

We incurred expenses related to litigation in the amount of $270,901 for the three months ended March 31, 2002 compared to $15,052 for the three months ended March 31, 2001. The increase in litigation expense in the amount of $255,849 was attributable to our involvement in the legal proceedings described in Item 1 of Part II of this Quarterly Report on Form 10-QSB. The most significant component of our litigation expense during the first quarter of 2002 was attributable to our litigation with Honeywell.

Net  Loss

Our net loss for the three months ended March 31, 2002 was $1,556,734, compared to a net loss of $1,376,182 for the three months ended March 31, 2001. The increase to our net loss in the amount of $180,552 was primarily reflective of the increase to our total operating expenses.

FINANCIAL  CONDITION

We had cash of $22,320 as at March 31, 2002, compared with cash of $20,257 as at December 31, 2001. Our working capital deficit increased to $10,656,137 as at March 31, 2002, compared to a working capital deficit of $9,328,295 as at December 31, 2001. The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $6,169,238 as at March 31, 2002.

We had loans payable in the amount of $443,000 as of March 31, 2002. We anticipate that these loans payable will be converted into shares of common stock at prices based on the trading price of our common stock during the second quarter of 2002.

We had accounts payable of $2,810,832 as of March 31, 2002 and accrued liabilities of $1,184,447 as of March 31, 2002. Subsequent to March 31, 2002, we converted liabilities in the amount of $901,230 into an aggregate of 2,731,000 shares of our common stock. These shares were registered on a Form S-8 registration statement that we filed with the Securities and Exchange Commission.

We financed our business operations during the first quarter of 2002 through private placement sales of our common stock and through an increase in our accounts payable and accrued liabilities.

Cash used in operating activities for the three months ended March 31, 2002 was $603,754, compared to $1,195,709 for the three months ended March 31, 2001. The decrease in cash used in operating activities was primarily attributable to an increase to our accounts payable in the amount of $829,973 from December 31, 2001 to March 31, 2002 and our net loss of $1,556,734 for the three months ended March 31, 2002.

Cash provided by financing activities for the three months ended March 31, 2002 was $605,817, compared to $1,195,709 for the three months ended March 31, 2001. Cash provided by financing activities during the three months ended March 31, 2002 consisted primarily of private placement sales of our common stock and share purchase warrants and advances of loans. Cash provided by financing activities during the three months ended March 31, 2001 was primarily the result of sales of our common stock and exercises of outstanding stock options and share purchase warrants.

We are continuing with a restructuring program that began in 1999 in order to reduce our working capital requirements. This restructuring program has included the reduction of debts, settlement of lawsuits, closing offices, efforts to sublet unused space at our headquarters, staff reduction and staff attrition, disposal of unnecessary assets and overall attempts at reducing operating costs. In addition we focused our resources on research and development of our products incorporating our proprietary technology, rather than manufacture of our developed products.

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

Substantial  Doubt  as  to  Our  Ability  to  Continue  as  a  Going  Concern

The consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $116,146,095 at March 31, 2002, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Honeywell  International,  Inc.

We commenced an action against Honeywell in the United States District Court, Central District of California in August 2001. We have alleged that:

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

In March 2000, TST, Inc., a vendor to a subsidiary of Pacific Baja, filed an action against us in the California Superior Court, County of San Bernardino alleging that we were liable under a guarantee that we granted to TST in order to induce TST to extend credit to our subsidiary, Pacific Baja. TST alleged that Pacific Baja had defaulted on the credit facility and that we are liable as guarantor. TST originally sought damages of approximately $1.8 million. However, if it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000.

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

(iii) agree to the stipulation for the entry of judgment that will provide for the immediate entry of judgment against us in the amount of $2,066,078 plus interest form the date of entry at the rate of 10% per annum. This amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja;

(iv) any proceeds received by TST or Mr. Stein from the sale of the issued shares will be automatically applied as a credit against that amount of the judgment against us in favor of TST.

We have included an amount of $2,066,078 in our reserve for lawsuit settlements on our consolidated balance sheet as at March 31, 2002 in regard to this settlement with TST.

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

Heartland obtained an arbitration award against us in the amount of approximately $535,490. This arbitration award was entered as a judgment against us in the Superior Court of the State of California, City and County of San Francisco in June 2001. We have appealed this judgment to the California Court of Appeal for the First District. We are awaiting the filing of Heartland's response to our appeal. We may be subject to collection proceedings should they be instigated pending the appeal.

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

In January through March of 1999, six purported class action complaints were filed against us and certain of our officers and directors in the United States District Court for the Central District of California, as follows:


Abbreviated Case Name                                Case No.         Date Filed
----------------------------------------------       ---------------  ----------

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

The plaintiff's third amended consolidated class action complaint was filed on or about January 27, 2001. The amended class action complaint asserted claims for violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 thereunder. In addition to Turbodyne, the defendants included Edward Halimi, Leon Nowek and Walter Ware, each of whom is one of our former directors and officers. The consolidated action purports to be brought on behalf of individuals claiming that they purchased shares of our common stock during the period from March 1, 1997 through January 22, 1999. The plaintiffs seek unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of our Turbopac(TM) products and the demand and acceptance of this and other products of ours. The plaintiffs allege that these alleged misstatements caused the price of our common stock to be artificially inflated during the class period. These actions were tendered to our insurance carriers who appointed counsel to represent us.

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

Mr. Leon Nowek, one of our former directors and former officer, has threatened to take action against us for an alleged breach of his employment agreement dated August 1, 1997, as amended July 27, 1998. Mr. Nowek claims to be entitled to payment of $1,620,000 in respect of alleged breaches by us of the employment agreement. An additional amount of $32,511 is claimed by Mr. Nowek for reimbursement of legal costs incurred by Mr. Nowek in connection with the SEC investigation and class action lawsuit in which Mr. Nowek was named a party. We have a claim against Mr. Nowek in the amount of $225,000 in respect of a housing loan that we advanced to Mr. Nowek and that has not been repaid. We were in settlement discussion with Mr. Nowek in 2000. Negotiations broke down on August 11, 2000. Mr. Nowek has since indicated to us that he is willing to resume negotiations and we expect to commence negotiations in the second quarter of this year. If we are unable to reach settlement, we intend to refer the dispute to arbitration under the terms of the employment agreement.

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


Item  2.  Changes  in  Securities

During the three months ended March 31, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "1933 Act"):

1. We issued 50,000 units to one accredited investor on January 17, 2002 for total proceeds of $10,000. Each unit was comprised of one share of our common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.40 per share for a three year period. These units were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that the investor was an "accredited investor", as defined in Regulation D.

2. We issued 60,000 shares of our common stock to one accredited investor on February 19, 2002 for total proceeds of $11,000. Each unit was comprised of one share of our common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.367 per share for a three year period. These units were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that the investor was an "accredited investor", as defined in Regulation D.

3. We issued 66,667 shares of our common stock to one accredited investor on February 21, 2002 for total proceeds of $10,000. Each unit was comprised of one share of our common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.30 per share for a three year period. These units were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that the investor was an "accredited investor", as defined in Regulation D.

4. We issued 650,000 units to one accredited investor on February 21, 2002 for total proceeds of $130,000. Each unit was comprised of one share of our common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.40 per share for a three year period. These units were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act on the basis that the investor was an "accredited investor", as defined in Regulation D.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.


EXHIBITS

None.

REPORTS  ON  FORM  8-K

The Registrant filed a Form 8-K Current Report on March 13, 2002 to disclose the engagement of BDO Dunwoody LLP as independent auditor.

The Registrant filed a Form 8-K Current Report on May 3, 2002 to disclose the Certificate of Amendment to the Registrant's Certificate of Incorporation filed with the Delaware Secretary of State on September 17, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:  May 14, 2002


TURBODYNE TECHNOLOGIES INC.


By:  /s/ Daniel Black
     ___________________________________
     Daniel Black, President and Chief Executive Officer
     (Principal Executive Officer)
     Date:  May 14, 2002


By:  /s/ Charles Caverno
     ___________________________________
     Charles Caverno, Secretary and Chief Financial Officer
     (Principal Financial Officer and Principal Accounting Officer)
     Date:  May 14, 2002