Form 10QSB
period 2002-06-30
TURBODYNE TECHNOLOGIES INC
filed 2002-08-19
CIK 1022097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period to


          Commission  File  Number     000-21391
                                       ---------

                           TURBODYNE TECHNOLOGIES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

DELAWARE                                               95-4699061
-------------------------------                        ----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


6155 Carpinteria Avenue,
Carpinteria, California                                93013
-----------------------------------------              -------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        (805) 684-4551
                                                       --------------

                                 NOT APPLICABLE
           ---------------------------------------------------------
          (Former name, former address and former fiscal year end,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [ ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 97,581,385 shares of common stock issued and outstanding as of August 2, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

          Turbodyne  Technologies,  Inc.  and  Subsidiaries
          Consolidated  Financial  Statements
          For the six-month periods ended June 30, 2002 and 2001 (Unaudited - Expressed in US Dollars)

          Turbodyne  Technologies,  Inc.  and  Subsidiaries
          Consolidated  Financial  Statements
          For the six-month periods ended June 30, 2002 and 2001 (Unaudited - Expressed in US Dollars)


                                                                        Contents
Consolidated  Financial  Statements
--------------------------------------------------------------------------------
     Balance  Sheets
     Statements  of  Operations
     Statements  of  Capital  Deficit
     Statements  of  Cash  Flows
     Notes  to  the  Financial  Statements


                         Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                               Consolidated Balance Sheets
                                               (Expressed in US Dollars)


                                            June 30          December 31
                                             2002            2001
--------------------------------------------------------------------------
Assets                                     (Unaudited)
Current
  Cash                                $           187,644   $      20,257
  Prepaid expenses
  and other current assets                          3,475               -
                                      --------------------  --------------
  Total current assets                            191,119          20,257

Property and equipment,
 at cost, less
 accumulated depreciation                         191,693         210,550
Licenses, at cost
 less accumulated
 amortization                                     936,000       1,040,000
                                      --------------------  --------------

Total Assets                          $         1,318,812   $   1,270,807
==========================================================================


Liabilities and
Capital Deficit

Liabilities
Current
  Current maturities of
  long-term debt                      $            73,071   $      73,071
  Accounts payable                              2,582,896       2,751,769
  Accrued liabilities                             662,746         354,474
  Loans payable (Note 3)                          173,000               -
  Accrual for lawsuit
  settlements                                   6,169,238       6,169,238
                                      --------------------  --------------

  Total liabilities                             9,660,951       9,348,552
                                      --------------------  --------------
Capital Deficit
  Share Capital
    Authorized
        1,000,000 preferred shares,
        par value $0.001
        99,000,000 common shares,
        par value $0.001
    Issued
        95,784,255 common
       shares in 2002
       (2001 - 84,036,915)                         95,784          84,037
  Treasury stock,
   at cost (378,580 shares)                    (1,755,534)     (1,755,534)
  Additional paid-in capital                  110,166,503     108,147,994
  Accumulated other
  comprehensive income -
    Foreign exchange
    translation gain                               35,119          35,119
  Accumulated deficit                        (116,884,011)   (114,589,361)

                                      --------------------  --------------

  Total capital deficit                        (8,342,139)     (8,077,745)
                                      --------------------  --------------
Contingencies (Note 4)
Total Liabilities and
Capital Deficit                       $         1,318,812   $   1,270,807
==========================================================================

      The accompanying notes are an integral part of these consolidated financial statements.



                                     Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                                 Consolidated Statements of Operations
                                                 (Unaudited - Expressed in US Dollars)


                                   Three-month            Six-month
                                 periods ended          periods ended
                                    June 30                      June 30
                              2002          2001          2002          2001
--------------------------------------------------------------------------------
Net sales (returns)       $         -   $      (973)  $         -   $     9,470
Cost of goods sold                  -           240             -         2,900
                          ------------------------------------------------------
    Gross profit (loss)             -        (1,213)            -         6,570
                          ------------------------------------------------------
Expenses
  Selling, general and
  administrative               97,597       497,826       365,272     1,125,862
  Research and
  developmental costs         388,235       691,648     1,343,088     1,422,927
  Litigation                  188,679       242,186       459,580       257,238
  Depreciation and
  amortization                 66,000        23,070       132,075        46,141
                          ------------------------------------------------------

    Total expenses            740,511     1,454,730     2,300,015     2,852,168
                          ------------------------------------------------------

Loss from operations         (740,511)   (1,455,943)   (2,300,015)   (2,845,598)
                          ------------------------------------------------------
Other income (expenses)
  Other, net                    2,595           722         5,491        17,192
  Interest expense,
  net                               -          (341)         (126)       (3,338)
                          ------------------------------------------------------

Net loss for the period   $  (737,916)  $(1,455,562)  $(2,294,650)  $(2,831,744)
================================================================================
Net loss per
common share
================================================================================
  Basic and diluted       $     (0.01)  $     (0.02)  $     (0.03)  $     (0.04)
================================================================================

Weighted average
 shares outstanding
 used for basic
  and diluted loss
  per
  share                    91,954,652    64,600,790    90,207,848    63,333,260
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



                                                         Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                                                Consolidated Statements of Capital Deficit
                                                                     (Unaudited - Expressed in US Dollars)

                                                                              Other
                                                                 Additional Comprehensive    Accu-
                       Common Stock     Treasury Stock           Paid-in      Income         mulated
                  Shares    Amount     Shares       Amount       Capital       (Loss)        Deficit
----------------------------------------------------------------------------------------------------------
Balance, December
 31, 2000         58,151,821  $58,152     378,580  $(1,755,534)  $101,126,022       35,119  $(107,224,141)

Exercise of
 stock options     3,874,566    3,875           -            -        461,463            -              -
Private placement
 of common stock  11,930,528   11,930           -            -      1,897,692            -              -
Issuance of stock
 for services      3,780,000    3,780           -            -        790,020            -              -
Issuance of stock
 recorded as
 compensation      3,500,000    3,500                               1,466,500            -              -

Issuance of stock and
 warrants for
 licenses          2,000,000    2,000           -            -      1,038,000            -              -
Issuance of stock
 and warrants
 for settlement
 of a guarantee      800,000      800           -            -        251,200            -              -
Issuance of stock
 options for non-
 employees for services    -        -           -            -      1,117,097            -              -
Net loss and
 comprehensive
 loss for the year         -        -           -            -              -            -     (7,365,220)
                  ----------  -------  ----------  ------------  ------------  -----------  --------------

Balance, December
 31, 2001         84,036,915   84,037     378,580   (1,755,534)   108,147,994       35,119   (114,589,361)
Private placement
 of common stock   8,296,340    8,296           -            -        971,621            -              -
Exercise of
 stock options       720,000      720           -            -        103,280            -              -
Issuance of stock
 for services      2,731,000    2,731           -            -        898,499            -              -
Issuance of stock
 options to non-
 employees for services    -        -           -            -         45,109            -              -
Net loss and
 comprehensive
 loss for the period       -        -           -            -              -            -     (2,294,650)
                  ----------  -------  ----------  ------------  ------------  -----------  --------------

Balance, June
 30, 2002         95,784,255  $95,784  $  378,580  $(1,755,534)  $110,166,503  $    35,119  $(116,884,011)
                  ==========  =======  ==========  ============  ============  ===========  ==============

                                  Total
                                  Capital
                                  Deficit
                                ------------
Balance, December 31, 2000      $(7,760,382)

Exercise of stock options           465,338

Private placement
 of common stock                  1,909,622

Issuance of stock
 for services                       793,800

Issuance of stock
 recorded as compensation         1,470,000

Issuance of stock and
 warrants for licenses            1,040,000

Issuance of stock and
 warrants for settlement
 of a guarantee                     252,000

Issuance of stock
 options for non-
 employees for services           1,117,097

Net loss and comprehensive
 loss for the year               (7,365,220)
                                 -----------
Balance, December 31, 2001       (8,077,745)

Private placement
 of common stock                    979,917

Exercise of stock options           104,000

Issuance of stock for services      901,230

Issuance of stock
 options to non-
 employees for services              45,109

Net loss and
 comprehensive
 loss for the period             (2,294,650)
                                ------------
Balance, June 30, 2002          $(8,342,139)
                                ============

        The accompanying notes are an integral part of these consolidated financial statements.








                                Turbodyne Technologies, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                         (Unaudited - Expressed in US Dollars)


For the six-month periods
ended June 30                          2002          2001
                                   ------------  ------------
Cash provided by (used in)

Operating activities
  Net loss for the period          $(2,294,650)  $(2,831,744)
  Adjustments to reconcile
   net loss for the
   period to net cash
   used in operating
   activities:
    Depreciation and
     amortization                      132,075        46,141
    Issuance of
     stock for services                901,230             -
    Stock option
     compensation                       45,109             -
    Stock and warrants
     issued on settlement
     of guarantee                            -       252,000
  (Increase) decrease
   in operating assets
    Trade accounts
     receivable                              -       300,148
    Employee advances
     receivable                              -        (1,000)
    Inventories                              -         2,900
    Prepaid expenses
     and other current
     assets                             (3,475)            -
    Other assets                             -         4,793
  Increase (decrease)
   in operating liabilities
    Accounts payable                  (168,873)      121,695
    Accrued liabilities
     and reserve for
     lawsuit settlements               308,272        35,563
                                   ------------  ------------

                                    (1,080,312)   (2,069,504)
                                   ------------  ------------
Investing activity
  Purchase of property
  and equipment                         (9,218)            -
                                   ------------  ------------

Financing activities
  Net proceeds from
  (repayment of) short-
  term borrowings                            -       (99,458)
  Loans payable                        173,000             -
  Issuance of common
   stock and stock
   subscriptions                     1,083,917     2,032,923
  Increase in cash overdraft                 -       136,039
                                   ------------  ------------

                                     1,256,917     2,069,504
                                   ------------  ------------
Net increase in cash                   167,387             -
Cash, beginning
 of period                              20,257             -
                                   ------------  ------------

Cash, end
of period                          $   187,644   $         -
                                   ============  ============
Supplementary disclosure of
cash flow information
  Cash paid during
   the period
    Interest                       $         -   $         -
    Income taxes                   $         -   $     3,200
Supplementary disclosure
 of non-cash investing
 and financing activities
  Issuance of stock for services   $   901,230   $         -
  Stock option compensation        $    45,109   $         -
  Stock and warrants
  issued on settlement
  of a guarantee                   $         -   $   252,000
                                   ============  ============


            The  accompanying  notes  are  an  integral part
               of these consolidated financial statements.


                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
June  30,  2002  and  2001

1.     Nature  of  Business  and  Ability  to  Continue  as  a  Going  Concern

     Turbodyne Technologies, Inc., a Deleware corporation, and subsidiaries (the Company) engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in recent periods resulting in an accumulated deficit of $116,884,011 at June 30, 2002, has used cash in its operating activities in recent periods, is subject to lawsuits brought against it by shareholders and other parties, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company continues to examine its operation and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to satisfactorily settle litigation, including its dispute with Honeywell, the present holder of the Company's core technology and raise substantial monies to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
June  30,  2002  and  2001

2.     Stockholders'  Equity
--
     Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:
     a)     Stock  Options
          In addition to the existing stock option plans, on June 3, 2002, the Company established the 2002 stock option plan (the "2002 Plan"). Under the 2002 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 6,000,000 shares of common stock. The option's maximum term is ten years. The Stock Option Committee will determine the terms of any options or other rights granted under the 2002 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of options to be granted under the 2002 Plan to any participant is 180,000 per year.
          The following summarizes information relating to stock options during 2002:




                                                               2002
                          Non-employees               Employees          Total
                                 Weighted          Weighted           Weighted
                                 Average           Average            Average
                                 Exercise          Exercise           Exercise
                       Options    Price   Options  Price    Options    Price
                      --------------------------------------------------------
Outstanding at
 beginning of period  1,913,415   $ 0.33        -  $    -  1,913,415   $ 0.33
  Granted               430,000     0.35  525,000    0.35    955,000     0.35
  Exercised            (720,000)    0.14        -       -   (720,000)    0.14
                      --------------------------------------------------------

  Outstanding at end
  of period           1,623,415   $ 0.42  525,000  $ 0.35  2,148,415   $ 0.40
                      ========================================================

  Options exercisable at
   end of period      1,623,415   $ 0.42  525,000  $ 0.35  2,148,415   $ 0.40
                      =========================================================




     b)     Issuance  of  Stock  Options  to  Non-employees  for  Services
            --------------------------------------------------------------

          The Company has recorded $45,109 (2001 - $Nil) of compensation expense in 2002 relating to stock options issued to non-employees for services rendered during the period.

     c)     Stock  Purchase  Warrants

          At June 30, 2002, the Company had 23,967,977 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.11 to $4.00 and expiration dates between 2003 and 2004.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
June  30,  2002  and  2001

3.     Loans  Payable

     During the period ended June 30, 2002, the Company received from shareholders and other parties $303,000 in unsecured, non-interest bearing advances. Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.

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

     The Company's previous business combinations were accounted for using the purchase method. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the Company's financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard did not have a material effect on the Company's financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
June  30,  2002  and  2001

6.     Comparative  Amounts

     Certain comparative amounts have been restated to conform to the current period's presentation.

7.     Subsequent  Events

     Subsequent to June 30, 2002 and subject to regulatory acceptance, the Company completed a merger with an inactive shell company and was reincorporated as a Nevada corporation. In connection therewith, the authorized common shares of the Company will increase to 150,000,000.

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

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the six months ended June 30, 2002 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

We are currently not earning any revenues under our license agreement with Honeywell or through sales of products incorporating our new technology.

PLAN  OF  OPERATIONS

Our plan of operations over the next twelve months is to undertake the following:

1. We plan to continue research and development of our TurboAir product with the objective of completing the necessary development work for commercialization of this product. We plan to spend approximately $650,000 in pursuing this research and development over the next twelve month period;

2. We plan to pursue negotiations with original equipment manufacturers in the automobile industry ("OEM's") for the incorporation of our TurboAir products into the OEM's product lines. We plan to spend approximately $85,000 in pursuing these negotiations over the next twelve month period;

3. We plan to continue research and development of our products, including new products incorporating our e-boosting technology, with the objective of completing the necessary development work for commercialization of these products. We plan to spend approximately $450,000 in pursuing this research and development over the next twelve month period;

4. We plan to pursue resolution of the outstanding litigation against us, including resolution of the claims summarized in Item 1 of Part II of this Quarterly Report on Form 10-QSB. We plan to spend approximately $450,000 in litigation expenses over the next twelve month period;

5. We anticipate spending approximately $750,000 in administrative expenses over the next twelve months in maintaining our head office and staff in our Carpenteria, California office.

We had cash of $187,644 as at June 30, 2002 and a working capital deficit of $9,469,832 as at June 30, 2002. Our plan of operations calls for us to spend approximately $2,385,000 over the next twelve months, with approximately half of this amount being incurred over the next six months. Accordingly, we are not able to pursue our stated plan of operations without substantial additional financing. We are pursuing additional sales of our common stock and share purchase warrants to raise the financing necessary for us to continue operations. We have no arrangements in place for additional equity financing and there is no assurance that additional equity financing will be obtained. We believe that conventional debt financing is not a financing option to us due to the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to carry out our plan of operations. If we achieve less financing than required to pursue our stated plan of operations, then we will be forced to reduce our research and development activities and our administrative overhead costs.

RESULTS  OF  OPERATIONS

Net  Sales

We did not achieve any sales during the six months ended June 30, 2002. Our net sales were $9,470 for the six months ended June 30, 2001. Sales during the six months ended June 30, 2001 consisted entirely of refurbishment of Turbopac products sold under our contract with Detroit Diesel Corporation. Our current inability to earn revenues reflects the fact that (i) our new TurboAir product and other new products remain in the development stage; and (ii) we are not able to earn any revenues pursuant to our license agreement with Honeywell as Honeywell is not completing any sales of the Turbopac or Dynacharger products. There have been no sales of the Turbopac(TM) product by Honeywell since June 2000 and our Dynacharger product remains in development.

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

Costs  of  Sales

We did not have any costs of sales during the six months ended June 30, 2002 in view of the fact that we had no sales. Cost of goods sold were $2,900 for the six months ended June 30, 2001 and $240 for the three months ended June 30, 2002. We did not engage in any manufacturing activity during the six months ended June 30, 2002 and we anticipate that we will not undertake any manufacturing activity during 2002, other than manufacturing of prototypes for evaluation and demonstration purposes.

Gross  Profit

Gross profit for the six months ended June 30, 2002 was $NIL compared to a gross profit of $6,570 for the six months ended June 30, 2001 and $1,213 for the three months ended June 30, 2002. The gross profit for the first half of 2002 reflects our lack of revenues and the fact that we are currently not engaged in any manufacturing activities.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses for the six months ended June 30, 2002 decreased to $365,272 from $1,125,862 for the six months ended June 30, 2001, representing a decrease of $760,590 or 67.6%. Selling, general and administrative expenses for the three months ended June 30, 2002 decreased to $97,597 from $497,826 for the three months ended June 30, 2001, representing a decrease of $400,229 or 80.4%. The decrease in our selling, general and administrative expenses was attributable to our determination in 2001 to scale back our business operations to reflect our lack of financing and reduced marketing expenses as a result of the fact that we were no longer directly marketing the Turbopac and Dynacharger products. General and administrative costs included expenses associated with our Carpinteria, California office, our European office, management compensation, administrative staff and overhead. Selling expenses were minimal as we did not undertake any marketing efforts with respect to the Turbopac and Dynacharger products in the first half of 2002 as these products were governed by our agreements with Honeywell. Our European office was closed in the second quarter of 2002.

Research  and  Development

Research and development costs for the six months ended June 30, 2002 decreased to $1,343,088 from $1,422,927 for six months ended June 30, 2001, representing a decrease of $79,839 or approximately 5.6%. Research and development costs for the three months ended June 30, 2002 decreased to $388,235 from $691,648 for three months ended June 30, 2001, representing a decrease of $303,413 or approximately 43.9%. Our research and development activities during the six months ended June 30, 2002 did not include any joint research and development with Honeywell and involved primarily developing and testing prototypes of our TurboAir products Research and development costs for the six months ended June 30, 2001 primarily included our participation in our joint development agreement with Honeywell. This joint research and development with Honeywell was terminated on June 28, 2001.

Litigation  Expense

We incurred expenses related to litigation in the amount of $459,580 for the six months ended June 30, 2002 compared to $257,238 for the six months ended June 30, 2001. We incurred expenses related to litigation in the amount of $188,679 for the three months ended June 30, 2002 compared to $242,186 for the three months ended June 30, 2001. The increase in litigation expense in the amount of $202,342 for the six months ended June 30, 2002 was attributable to our involvement in the legal proceedings described in Item 1 of Part II of this Quarterly Report on Form 10-QSB. The most significant component of our litigation expense during the first half of 2002 was attributable to our litigation with Honeywell. Litigation expenses decreased in the second quarter of 2002 due to a reduction in activity in our legal proceedings.

Net  Loss

Our net loss for the six months ended June 30, 2002 decreased to $2,294,650 from a net loss of $2,831,744 for the six months ended June 30, 2001, representing a decrease of $537,094 or 19.0%. Our net loss for the three months ended June 30, 2002 decreased to $737,916 from a net loss of $1,455,562 for the three months ended June 30, 2001, representing a decrease of $717,646 or 39.3%. The decreases to our net loss were primarily reflective of the decreases to our total operating expenses in 2002 compared to 2001.

FINANCIAL  CONDITION

We had cash of $187,644 as at June 30, 2002, compared with cash of $20,257 as at December 31, 2001. Our working capital deficit increased to $9,469,832 as at June 30, 2002, compared to a working capital deficit of $9,328,295 as at December 31, 2001. The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $6,169,238 as at June 30, 2002.

As of June 30, 2002, our current liabilities included a reserve for lawsuit settlements in the amount of $6,169,238, accounts payable in the amount of $2,582,896, accrued liabilities in the amount of $662,746 and loans payable in the amount of $173,000. The largest component of our working capital deficit is the reserve for lawsuit settlements. The legal proceedings to which these reserves relate are summarized in Item 1 to Part II of this Quarterly Report on Form 10-QSB. Our accrued liabilities increased to $662,746 as of June 30, 2002 from $354,474 as of December 31, 2001 due to operating activities.

Cash used in operating activities for the six months ended June 30, 2002 was $1,080,312, compared to $2,069,504 for the six months ended June 30, 2001.

We financed our business operations during the first half of 2002 primarily through private placement sales of our common stock, short term loans, conversion of accrued liabilities into stock and through an increase in our accrued liabilities. Cash provided by financing activities for the six months ended June 30, 2002 was $1,256,917, compared to $2,069,504 for the six months ended June 30, 2001. Financing activities included the issuance of common stock and share purchase warrants for aggregate proceeds of $1,083,917 during the six months ended June 30, 2002, compared to $2,032,923 for the six months ended June 30, 2001. We received loans of $173,000 during the six months ended June 30, 2002, of which $173,000 were outstanding as of June 30, 2002. During the three months ended June 30, 2002, we converted liabilities owed to our employees and consultants in the amount of $901,230 into an aggregate of 2,731,000 shares of our common stock. These shares were registered on a Form S-8 registration statement that we filed with the Securities and Exchange Commission.

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

Substantial  Doubt  as  to  Our  Ability  to  Continue  as  a  Going  Concern

The consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $116,884,011 at June 30, 2002, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

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

5. Honeywell's actions constitute racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act

We had claimed damages in excess of $3 billion arising as a result of the alleged breaches of the Sherman Act by Honeywell. Honeywell has filed a motion to dismiss our claim on the basis that we lack standing to sue under the Sherman Act and the Racketeer Influenced and Corrupt Organizations Act. This motion was not heard. We determined in the third quarter of 2002 to withdraw our law suit against Honeywell pending the outcome of the arbitration proceedings with Honeywell on the advice of legal counsel. We will evaluate reinstating these proceedings in the event that we are not successful in the arbitration proceedings.

Prior to our commencing the above legal proceedings, Honeywell had initiated arbitration proceedings with the American Arbitration Association in June 2001 under our license agreement and joint development agreement with Honeywell. Honeywell is seeking termination of the license agreement and the joint development agreement based on their allegations that we breached the agreements and are unwilling and unable to perform our future obligations under the agreements. We have disputed that Honeywell is entitled to termination of the license agreement and the joint development agreement. We filed a motion to stay the arbitration. The arbitrator refused to grant us our motion. The arbitration hearing is scheduled for September 2002.

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

   (iii) agree to the stipulation for the entry of judgment that will provide for the immediate entry of judgment against us in the amount of $2,066,078 plus interest form the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja;

     (iv) any proceeds received by TST or Mr. Stein from the sale of the issued shares will be automatically applied as a credit against that amount of the judgment against us in favor of TST.

We have included an amount of $2,066,078 in our reserve for lawsuit settlements on our consolidated balance sheet as at June 30, 2002 in regard to this settlement with TST.

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

In January through March of 1999, six purported class action complaints were filed against us and certain of our officers and directors in the United States District Court for the Central District of California, as follows:

Abbreviated Case Name                    Case No.            Date Filed
-----------------------                  ---------           -----------

Takeda, et al. v. Turbodyne              CV-99-00697-MMM     1/22/99
 Technologies, et al.
Zaks, et al. v. Turbodyne                CV-99-00743-MMM     1/25/99
 Technologies, et al.
Lincscott, et al. v. Turbodyne           CV-99-00933-MMM     1/28/99
 Technologies, et al.
Siebert, et al. v. Turbodyne             CV-99-01288-MMM     2/08/99
 Technologies, et al.
Gentile, et al. v. Turbodyne             CV-99-02194-MMM     3/01/99
 Technologies, et al.
Giammarco, et al. v. Turbodyne           CV-99-02751-MMM     3/16/99
 Technologies, et al.

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

We have reached a settlement agreement that we anticipate will result in the final disposition of these legal proceedings. This settlement agreement has been approved by the insurance companies involved. We have signed a stipulation of settlement with the legal counsel for the plaintiffs that sets forth the terms and conditions of this settlement. This stipulation of settlement has been submitted to the court for approval that has yet to be received to date. The settlement will not become final until such time as court approval has been obtained, the time for appeal has lapsed and funds are released in accordance with the settlement agreement. The agreed terms of settlement provide for a stipulated judgment against us in the amount of $7.9 million. This judgment will be satisfied solely through our director's and officer's liability insurance policies. Our primary and excess insurers will pay approximately $2.9 million of this amount as a condition of settlement. The balance of $5.0 million will be satisfied from the proceeds of the second layer of an excess policy issued by Reliance Insurance Company to be assigned to the plaintiffs. The plaintiff's case against us and our co-defendants will be dismissed. The plaintiffs will not have any right to pursue execution against us or our assets upon finalization of the settlement.

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

Sheppard, Mullin have filed a defence in this legal proceeding denying any liability to us. Discovery consisting of the production of documents, interrogatories and the taking of oral dispositions has been pursued by both parties. This action was originally set for trial in June 2002 but is now set for trial in December 2002.

We filed an action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001 against Wendell Anderson, Gerhard Delf, Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian, Kenneth Fitzpatrick, Alain G. Chardon, Joseph D. Castano and Marsha Chandler. We determined to abandon this law suit against all defendants, other than Mr. Anderson and Mr. Gelf. Mr. Anderson is one of our former directors and Mr. Delf is one of our former directors and our former chief executive officer. We are seeking damages for alleged breach of fiduciary duty by Mr. Anderson and Mr. Delf in connection with their handling of our dealings with Sheppard, Mullin, our former securities legal counsel, that have given rise to our litigation against Sheppard, Mullin and our acquisition of Pacific Baja.

Mr. Leon Nowek, one of our former directors and former officer, has threatened to take action against us for an alleged breach of his employment agreement dated August 1, 1997, as amended July 27, 1998. Mr. Nowek claims to be entitled to payment of $1,620,000 in respect of alleged breaches by us of the employment agreement. An additional amount of $32,511 is claimed by Mr. Nowek for reimbursement of legal costs incurred by Mr. Nowek in connection with the SEC investigation and class action lawsuit in which Mr. Nowek was named a party. We have a claim against Mr. Nowek in the amount of $225,000 in respect of a housing loan that we advanced to Mr. Nowek and that has not been repaid. We were in settlement discussion with Mr. Nowek in 2000. Negotiations broke down on August 11, 2000. Mr. Nowek has since indicated to us that he is willing to resume negotiations and we expect to commence negotiations in the third quarter of this year. If we are unable to reach settlement, we intend to refer the dispute to arbitration under the terms of the employment agreement.

Other  Legal  Proceedings

In December 2000, Alain F. Lombard, one of our former consultants, served us with a demand for arbitration. Mr. Lombard alleged breach of contract. We agreed to a stipulated judgment against us in the amount of $180,535 in August 2001. Repayment of this judgment is stipulated at $15,000 per month, commencing October 2001. We have completed the first payment of this stipulated judgment. We are currently eight months in arrears. Mr. Lombard has the right to accelerate the unpaid portion of the judgment and enter judgment for the full amount if we default on our payments to Mr. Lombard.

In December 2000, Bowne of Los Angeles served us with a complaint for breach of contract for services rendered. Bowne sought payment for past services plus attorneys' fees and costs. Bowne was granted a judgment in the Superior Court of Los Angeles against us in the amount of $49,427.74. We have not yet paid this judgment and intend to attempt to negotiate a settlement of the amount owing.


Item  2.     Changes  in  Securities

During the three months ended June 30, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "1933 Act"):

1. We completed the sale of 71,429 units on April 11, 2002 at a price of $0.28 per unit. We have received proceeds of $20,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.74 per share for the three year period following closing. A total of 71,429 shares and 71,429 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

2. We completed the sale of 55,556 units on April 16, 2002 at a price of $0.27 per unit. We have received proceeds of $15,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.74 per share for the three year period following closing. A total of 55,556 shares and 55,556 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

3. We completed the sale of 74,074 units on April 17, 2002 at a price of $0.27 per unit. We have received proceeds of $20,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.74 per share for the three year period following closing. A total of 74,074 shares and 74,074 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

4. We completed the sale of 96,154 units on April 30, 2002 at a price of $0.26 per unit. We have received proceeds of $25,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.70 per share for the three year period following closing. A total of 96,154 shares and 96,154 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

5. We completed the sale of 129,630 units on May 5, 2002 at a price of $0.27 per unit. We have received proceeds of $35,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.70 per share for the three year period following closing. A total of 129,630 shares and 129,630 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

6. We completed the sale of 394,444 units on June 11, 2002 at a price of $0.18 per unit. We have received proceeds of $71,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.48 per share for the three year period following closing. A total of 394,444 shares and 394,444 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

7. We completed the sale of 278,333 units on June 11, 2002 at a price of $0.18 per unit. We have received proceeds of $50,100 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.48 per share for the three year period following closing. A total of 278,333 shares and 278,333 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

8. We completed the sale of 2,000,000 units on June 24, 2002 at a price of $0.11 per unit for total proceeds of $220,000. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.22 per share for the three year period following closing. A total of 2,000,000 shares and 2,000,000 share purchase warrants were issued. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act.

During the three months ended June 30, 2002, we completed the issuance of share certificates for the following sales of our securities that were not registered pursuant to the Securities Act of 1933 (the "1933 Act") in prior fiscal periods:

1. On February 9, 2001 we sold 750,000 shares of our common stock and issued warrants to purchase an additional 750,000 shares of common stock for a total purchase price of $150,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before February 9, 2004.

2. On February 14, 2001 we sold 250,000 shares of our common stock and issued warrants to purchase an additional 250,000 shares of common stock for a total purchase price of $50,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before February 14, 2004.

3. On February 23, 2001 we sold 500,000 shares of our common stock and issued warrants to purchase an additional 500,000 shares of common stock for a total purchase price of $100,000.00. The shares were sold to two accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before February 23, 2004.

4. On April 7, 2001 we sold 125,000 shares of our common stock and issued warrants to purchase an additional 125,000 shares of common stock for a total purchase price of $25,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before April 7, 2004.

5. On April 12, 2001 we sold 50,000 shares of our common stock and issued warrants to purchase an additional 50,000 shares of common stock for a total purchase price of $10,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before April 12, 2004.

6. On April 20, 2001 we sold 225,000 shares of our common stock and issued warrants to purchase an additional 225,000 shares of common stock for a total purchase price of $45,000.00. The shares were sold to two accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before April 20, 2004.

7. On May 5, 2001 we sold 544,118 shares of our common stock and issued warrants to purchase an additional 544,118 shares of common stock for a total purchase price of $100,000.00. The shares were sold to four accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before May 5, 2004.

8. On May 7, 2001 we sold 90,910 shares of our common stock and issued warrants to purchase an additional 90,910 shares of common stock for a total purchase price of $10,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before May 7, 2004.

9. On May 11, 2001 we sold 250,000 shares of our common stock and issued warrants to purchase an additional 250,000 shares of common stock for a total purchase price of $50,000.00. The shares were sold to two accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before May 11, 2004.

10. On May 22, 2001 we sold 100,000 shares of our common stock and issued warrants to purchase an additional 100,000 shares of common stock for a total purchase price of $20,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before May 22, 2004.

11. On June 1, 2001 we sold 50,000 shares of our common stock and issued warrants to purchase an additional 50,000 shares of common stock for a total purchase price of $10,000.00. The shares were sold to an accredited investor in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before June 1, 2004.

12. On June 13, 2001 we sold 100,000 shares of our common stock and issued warrants to purchase an additional 100,000 shares of common stock for a total purchase price of $20,000.00. The shares were sold to two accredited investors in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The warrants are exercisable at a price per share of approximately $0.40 on or before June 13, 2004.

13. We completed the sale of 44,000 units on January 3, 2002 at a price of $0.25 per unit for total proceeds of $11,000. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.50 per share for the three year period following closing. A total of 44,000 shares and 44,000 share purchase warrants were issued. The purchasers consisted of four "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act.

14. We completed the sale of 50,000 units on February 21, 2002 at a price of $0.20 per unit for total proceeds of $10,000. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.40 per share for the three year period following closing. A total of 50,000 shares and 50,000 share purchase warrants were issued. The purchaser was an "accredited investors, as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act.

15. We completed the sale of 350,000 units on January 29, 2002 at a price of $0.30 per unit. We have received proceeds of $105,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.62 per share for the three year period following closing. A total of 350,000 shares and 350,000 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

16. We completed the sale of 96,154 units on January 30, 2002 at a price of $0.26 per unit. We have received proceeds of $25,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.62 per share for the three year period following closing. A total of 96,154 shares and 96,154 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

17. We completed the sale of 76,923 units on February 15, 2002 at a price of $0.26 per unit. We have received proceeds of $20,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.52 per share for the three year period following closing. A total of 76,923 shares and 76,923 share purchase warrants were issued. The purchaser was an "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act.

18. We completed the sale of 60,000 units on February 21, 2002 at a price of $0.20 per unit for total proceeds of $12,000. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.40 per share for the three year period following closing. A total of 60,000 shares and 60,000 share purchase warrants were issued. The purchasers consisted of one "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act.

19. We completed the sale of 33,333 units on February 20, 2002 at a price of $0.30 per unit. We have received proceeds of $10,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.60 per share for the three year period following closing. A total of 33,333 shares and 33,333 share purchase warrants were issued. The purchaser was an "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act.

20. We completed the sale of 716,667 units on February 21, 2002 at a price of $0.20 per unit for total proceeds of $143,333. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.40 per share for the three year period following closing. A total of 716,667 shares and 716,667 share purchase warrants were issued. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act.

21. We completed the sale of 538,461 units on March 8, 2002 at a price of $0.26 per unit. We have received proceeds of $140,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.64 per share for the three year period following closing. A total of 538,461 shares and 538,461 share purchase warrants were issued. The purchasers were three European investors. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

22. We completed the sale of 96,154 units on March 27, 2002 at a price of $0.25 per unit. We have received proceeds of $25,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.64 per share for the three year period following closing. A total of 96,154 shares and 96,154 share purchase warrants were issued. The purchasers were three European investors. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

23. We completed the sale of 100,000 units on March 27, 2002 at a price of $0.25 per unit. We have received proceeds of $25,000 from the sale of these units. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.82 per share for the three year period following closing. A total of 100,000 shares and 100,000 share purchase warrants were issued. The purchasers were three European investors. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.


Item  3.     Defaults  upon  Senior  Securities

None.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2002.


Item  5.     Other  Information

Our annual general meeting of stockholders was held on July 16, 2002. The following individuals were elected to our board of directors as a classified board of directors to hold office until annual general meeting indicated below:


     Name of Director                 Class          Expiry of Term
     -----------------                -----          ----------------

     MANFRED HANNO JANSSEN            Class II       2005 AGM
     EUGENE O'HAGAN                   Class I        2004 AGM
     ANDREW MARTYN-SMITH              Class III      2003 AGM


Our  stockholders  also  approved  the  following  matters:

1. our merger with Turbodyne Nevada, Inc. in connection with our reincorporation as a Nevada corporation;
2. the increase the number of shares of our authorized common stock to 150,000,000 shares;
3.   our  2002  Stock  Option  Plan;
4. the ratification of the appointment of BDO Dunwoody LLP as our auditors for the year ended December 31, 2002.

The  matters  were  approved  by  our  stockholders  as  follows:

                                      Votes             Votes
Description of Matter                 For               Against      Abstentions
-----------------------               ---               -------      -----------

Election of Directors                 46,166,727        NIL          NIL
Approval of Nevada Reincorporation    46,242,827        700          NIL
Approval of Increase to Common Stock  46,242,327        700          500
Approval of 2002 Stock Option Plan    46,130,327        112,700      500
Ratification of Auditor               46,242,927        100          500

We have submitted a Certificate of Merger to the Delaware Secretary of State and Articles of Merger to the Nevada Secretary of State to give effect to our merger with Turbodyne Nevada, Inc. for the purposes of completing the reincorporation in Nevada, as approved by our shareholders. Our reincorporation as a Nevada corporation will be effective upon acceptance by both the Delaware Secretary of State and the Nevada Secretary of state of these filings.

Item 6.     Exhibits and Reports on Form 8-K.


EXHIBITS

Exhibit Number     Description of Exhibit
--------------     ----------------------
     99.1          Certification  pursuant  to  pursuant  to  18  U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley  Act  of  2002
-------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

-------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We a Form 8-K Current Report on May 3, 2002 to disclose the Certificate of Amendment to our Certificate of Incorporation filed with the Delaware Secretary of State on September 17, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:  August 16, 2002


TURBODYNE TECHNOLOGIES INC.


By:  /s/ Daniel Black
     ___________________________________
     Daniel Black, President and Chief Executive Officer
     (Principal Executive Officer)
     Date:  August 16, 2002


By:  /s/ Charles Caverno
     ___________________________________
     Charles Caverno, Secretary and Chief Financial Officer
     (Principal Financial Officer and Principal Accounting Officer)
     Date:  August 16, 2002