Form 10QSB
period 2002-09-30
TURBODYNE TECHNOLOGIES INC
filed 2002-11-19
CIK 1022097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  periodto


          Commission  File  Number     000-21391
                                       ---------

                           TURBODYNE TECHNOLOGIES INC.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                               95-4699061
-------------------------------                      -----------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification  No.)


6155 Carpinteria Avenue,
Carpinteria, California                         93013
---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:    (805) 684-4551
                                                   --------------

                                 NOT APPLICABLE
           ---------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year  end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 103,493,885 shares of common stock issued and outstanding as of October 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

          Turbodyne  Technologies,  Inc.  and  Subsidiaries
          Consolidated  Financial  Statements
          For the nine-month periods ended September 30, 2002 and 2001 (Unaudited - Expressed in US Dollars)

          Turbodyne  Technologies,  Inc.  and  Subsidiaries
          Consolidated  Financial  Statements
          For the nine-month periods ended September 30, 2002 and 2001 (Unaudited - Expressed in US Dollars)




                                                                        Contents
--------------------------------------------------------------------------------


Consolidated  Financial  Statements

     Balance  Sheets

     Statements  of  Operations

     Statements  of  Changes  in  Capital  Deficit

     Statements  of  Cash  Flows

     Notes  to  the  Financial  Statements

                                           Turbodyne Technologies, Inc. and Subsidiaries
                                                             Consolidated Balance Sheets
                                                               (Expressed in US Dollars)

                                                           September         December 31
                                                              2002               2001
----------------------------------------------------------------------------------------

Assets                                                    (Unaudited)

Current
  Cash                                              $            39,320   $      20,257
  Prepaid expenses and other current assets                       4,775               -
                                                    ------------------------------------
  Total current assets                                           44,095          20,257

Property and equipment, at cost, less accumulated
 depreciation                                                   183,918         210,550
Licenses, at cost less accumulated amortization                 884,000       1,040,000
                                                    ------------------------------------
Total Assets                                        $         1,112,013   $   1,270,807
========================================================================================

Liabilities and Capital Deficit

Liabilities

Current
  Current maturities of long-term debt              $            73,071   $      73,071
  Accounts payable                                            2,899,405       2,751,769
  Accrued liabilities                                           727,571         354,474
  Loans payable (Note 3)                                        498,210               -
  Accrual for lawsuit settlements                             6,169,238       6,169,238
                                                    ------------------------------------
  Total liabilities                                          10,367,495       9,348,552
                                                    ------------------------------------

Capital Deficit
  Share Capital
    Authorized
      1,000,000 preferred shares, par value $0.001
      150,000,000 common shares, par value $0.001
    Issued
      102,261,028 common shares in 2002
      (2001 - 84,036,915)                                       102,261          84,037
  Treasury stock, at cost (378,580 shares)                   (1,907,612)     (1,755,534)
  Additional paid-in capital                                111,614,806     108,147,994
  Accumulated other comprehensive income -
    Foreign exchange translation gain                            35,119          35,119
  Accumulated deficit                                      (119,100,056)   (114,589,361)
                                                    ------------------------------------
  Total capital deficit                                      (9,255,482)     (8,077,745)
                                                    ------------------------------------
Contingencies (Note 4)

Total Liabilities and Capital Deficit               $         1,112,013   $   1,270,807
========================================================================================


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

                                                   Turbodyne Technologies, Inc. and Subsidiaries
                                                           Consolidated Statements of Operations
                                                           (Unaudited - Expressed in US Dollars)

                                                 Three-month                 Nine-month
                                                periods ended               periods ended
                                                September 30                September 30
                                            2002           2001          2002           2001
                                                                     -------------  ------------
Net sales                               $          -   $         -   $          -   $     9,470

Cost of goods sold                                 -         9,740              -       (12,640)
                                        --------------------------------------------------------
    Gross profit (loss)                            -        (9,740)             -        (3,170)
                                        --------------------------------------------------------
Expenses
  Selling, general and administrative        396,701     1,530,645        761,973     2,656,507
  Research and development                 1,509,945     1,831,088      2,853,033     3,254,015
  Litigation                                 242,399       285,678        701,979       542,916
  Depreciation and amortization               67,000        23,070        199,075        69,211
                                        --------------------------------------------------------
    Total expenses                         2,216,045     3,670,481      4,516,060     6,522,649
                                        --------------------------------------------------------
Loss from operations                      (2,216,045)   (3,680,221)    (4,516,060)   (6,525,819)

Other income (expenses)
  Other, net                                       -       (16,200)         5,491           992
  Interest expense, net                            -             -           (126)       (3,338)
                                        --------------------------------------------------------
Net loss and comprehensive
  loss for the period                   $ (2,216,045)  $(3,696,421)  $ (4,510,695)  $(6,528,165)
================================================================================================
Net loss per common share
  Basic and diluted                     $      (0.02)  $     (0.05)  $      (0.04)  $     (0.10)
================================================================================================

Weighted average shares outstanding
  used for basic and diluted loss per
  share                                  101,799,071    70,565,009    101,773,848    65,770,333
================================================================================================




    The accompanying notes are an integral part of these consolidated financial statements.


                                                           Turbodyne Technologies, Inc. and Subsidiaries
                                                   Consolidated Statements of Changes in Capital Deficit
                                                                   (Unaudited - Expressed in US Dollars)

                                                                  Common Stock          Treasury Stock
                                                          -----------------------------------------------
                                                               Shares      Amount     Shares      Amount
Balance, December 31, 2001                                 84,036,915   $ 84,037   $378,580  $(1,755,534)
Private placement of common stock                          11,073,113     11,073          -            -
Exercise of stock options                                   3,920,000      3,920          -            -
Issuance of stock for services                              2,731,000      2,731          -            -
Issuance of stock options to non-employees
  for services (Note 2(b))                                          -          -          -            -
Inception of Turbodyne Technologies Inc.
  (Nevada Company) at August 15, 2002 (Note 2(f))                   1          1          -            -
Adjustment for reverse acquisition of Turbodyne
  Technologies Inc. (Delaware Company) at
  September 12, 2002                                               (1)        (1)         -            -
Cash paid to acquire Company shares (Note 2)                        -          -          -     (152,078)
Private placement of common stock                             500,000        500          -            -

Net loss and comprehensive loss for the period                      -          -          -            -
                                                          -----------------------------------------------

Balance, September 30, 2002                               102,261,028   $102,261   $378,580  $(1,907,612)
=========================================================================================================


                                                                     Other
                                                      Additional  Comprehensive                  Total
                                                        Paid-in      Income     Accumulated     Capital
                                                        Capital      (Loss)      Deficit        Deficit
Balance, December 31, 2001                          $108,147,994  $ 35,119  $(114,589,361)  $(8,077,745)
Private placement of common stock                        876,624         -              -       887,697
Exercise of stock options                                388,080         -              -       392,000
Issuance of stock for services                           898,499         -              -       901,230
Issuance of stock options to non-employees
  for services (Note 2(b))                             1,281,609         -              -     1,281,609
Inception of Turbodyne Technologies Inc.
  (Nevada Company) at August 15, 2002 (Note 2(f))              -         -              -             1
Adjustment for reverse acquisition of Turbodyne
  Technologies Inc. (Delaware Company) at
  September 12, 2002                                           -         -              -            (1)
Cash paid to acquire Company shares (Note 2)                   -         -              -      (152,078)
Private placement of common stock                         22,000         -              -        22,500
Net loss and comprehensive loss for the period                 -         -     (4,510,695)   (4,510,695)
                                                    ----------------------------------------------------
Balance, September 30, 2002                         $111,614,806  $ 35,119  $(119,100,056)  $(9,255,482)
========================================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

                                          Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                                      Consolidated Statements of Cash Flows
                                                      (Unaudited - Expressed in US Dollars)

For the nine-month periods ended September 30                        2002          2001
-------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
  Net loss for the period                                        $(4,510,695)  $(6,528,165)
  Adjustments to reconcile net loss for the period to
   net cash used in operating activities:
    Depreciation and amortization                                    199,075        69,211
    Issuance of stock for services                                   901,230       793,800
    Stock option compensation                                      1,281,609       758,350
    Stock and warrants issued on settlement of guarantee                   -       252,000
    Issuance of stock recorded as compensation                             -     1,470,000
  (Increase) decrease in operating assets
    Trade accounts receivable                                              -       279,848
    Employee advances receivable                                           -        (1,000)
    Inventories                                                            -         2,900
    Prepaid expenses and other current assets                         (4,775)            -
    Other assets                                                           -          (330)
  Increase in operating liabilities
    Accounts payable                                                 147,636       350,154
    Accrued liabilities and reserve for lawsuit settlements          373,097        25,268
                                                                 --------------------------
                                                                  (1,612,823)   (2,527,464)
                                                                 --------------------------
Investing activity
  Purchase of property and equipment                                 (16,443)       (8,211)
                                                                 --------------------------
Financing activities
  Net proceeds from (repayment of) short-term borrowings                   -       (96,275)
  Loans payable                                                      498,210             -
  Issuance of common stock and stock subscriptions                 1,302,197     2,631,950
  Amounts paid for acquisition of Company stock                     (152,078)            -
                                                                 --------------------------
                                                                   1,648,329     2,535,675
                                                                 --------------------------
Net increase in cash                                                  19,063             -

Cash, beginning of period                                             20,257             -
                                                                 --------------------------
Cash, end of period                                              $    39,320   $         -
===========================================================================================
Supplementary disclosure of cash flow information

  Cash paid during the period
    Interest                                                     $         -   $       629
    Income taxes                                                 $         -   $     3,200
Supplementary disclosure of non-cash investing and
 financing activities
  Issuance of stock for services                                 $   901,230   $   793,800


  Stock option compensation                                      $ 1,281,609   $   758,850
  Stock and warrants issued on settlement of a guarantee         $         -   $   252,000
  Issuance of stock recorded as compensation                     $         -     1,470,000
===========================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September  30,  2002  and  2001
--------------------------------------------------------------------------------

1.     Basis  of  Presentation  and  Ability  to  Continue  as  a  Going Concern

Turbodyne  Technologies,  Inc.,  a  Nevada  corporation,  and  subsidiaries (the
Company), is a design and engineering company engaged in the design and development of air changing technology that enhances the performance of internal combustion engines.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in recent periods resulting in an accumulated deficit of $119,100,056 at September 30, 2002, has used cash in its operating activities in recent periods, is subject to lawsuits brought against it by shareholders and other parties, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September  30,  2002  and  2001
--------------------------------------------------------------------------------

2.     Common  Stock

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

     The following summarizes information relating to stock options during 2002:


                                                                  2002
                                           Non-employees       Employees           Total
                                      ---------------------------------------------------------
                                                   Weighted         Weighted          Weighted
                                                   Average          Average           Average
                                                   Exercise         Exercise          Exercise
                                        Options    Price   Options  Price     Options    Price
  Outstanding at beginning of period   1,913,415   $ 0.33        -  $    -   1,913,415   $ 0.33
  Granted                              4,605,000     0.10  525,000    0.35   5,130,000     0.13
  Exercised                           (3,920,000)    0.12        -       -  (3,920,000)    0.12
                                      ---------------------------------------------------------
  Outstanding at end of period         2,598,415   $ 0.30  525,000  $ 0.35   3,123,415   $ 0.35
                                      =========================================================
  Options exercisable at end of
   Period                              2,598,415   $ 0.30  525,000  $ 0.35   3,123,415   $ 0.31
                                      =========================================================


b)   Issuance  of  Stock  Options  to  Non-employees  for  Services

     The Company has recorded $1,281,609 (2001 - $758,850) in compensation expense in 2002 relating to stock options issued to non-employees for services rendered during the period based on the Black-Scholes option pricing model, using the following assumptions:

     Dividend yield                       Nil
     Risk-free interest rate     2.33 - 2.64%
     Expected volatility                 100%
     Expected lives                 12 months

c)   Stock  Purchase  Warrants

     At September 30, 2002, the Company had 26,744,750 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.08 to $4.00 and expiration dates between 2003 and 2005.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September  30,  2002  and  2001
--------------------------------------------------------------------------------

2.     Stockholders'  Equity  -  Continued

d)   Share  Proceeds  Receivable

     As at September 30, 2002, 3,287,500 shares had been issued for which $263,000 in payments remained outstanding.

e)   Treasury  Shares

     During the period ended September 30, 2002, the Company entered an agreement to acquire, from a director for cancellation, 3,500,00 shares for $152,078 and 3,142,000 shares for $0.17 per share. The Company has paid $87,254 in installments in connection with the acquisition of the 3,500,000 shares, has recorded amounts paid as a charge to Treasury shares and accrued the balance owing, which is in arrears. The related shares have not yet been received or cancelled. The remaining 3,142,000 shares will be acquired as the Company's financial position allows it to do so.

f)   Authorized  capital

     The Company completed a merger with an inactive shell company and was reincorporated on September 12, 2002 as a Nevada corporation. In connection therewith, the authorized number of common shares was increased to 150,000,000 and all outstanding shares, options and warrants in the previous company were converted into similar instruments of the Nevada corporation.

--------------------------------------------------------------------------------

3.     Loans  Payable

During the period ended September 30, 2002, the Company received from shareholders and other parties $498,210 in unsecured, non-interest bearing advances. Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.

--------------------------------------------------------------------------------

4.     Contingencies

The Company is party to various legal claims and lawsuits which have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September  30,  2002  and  2001
--------------------------------------------------------------------------------

5.     New  Accounting  Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in International Accounting Standard 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated on or after December 31, 2002. Management is evaluating the impact of adopting SFAS No. 146 on the Company's financial statements.

--------------------------------------------------------------------------------

6.     Subsequent  Event

The Company entered into a Licensing and Joint Development Agreement with Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"). The Licensing and Joint Development Agreement provides for the grant by the Company to IHI of a ten-year non-exclusive license for the Company's motor assisted turbocharger technology for the territories of Asia and Europe. IHI is required to pay approximately $66,300 as an initial license fee and additional license fees (equal to approximately $165,900) upon a decision by IHI to enter into mass production and delivery to IHI by the Company of complete design, engineering, drawings, specifications and parts lists. In addition to the additional license fees, IHI will also pay to the Company a royalty based on the number of units sold by IHI that incorporate the licensed technology. The royalty will equal 3% of the amount of the sales price of motor assisted turbochargers sold that incorporate the Company's technology less the price of a conventional turbocharger product for sales of the first 200,000 units. For sales in excess of 200,000 units, the royalty will be reduced to 1% of the price differential.

--------------------------------------------------------------------------------

7.     Comparative  Amounts

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

We are presently finalizing the development of additional products incorporating new technology, including a product known as the TurboAir. These new products are in various stages of design and development. Our ability to commercialize these new products is conditional upon us entering into arrangements with OEM's that provide for the final development and manufacturing of these products. We have begun to enter into development agreements for the manufacture of prototype TurboAir units that will be used for testing and evaluation purposes by original equipment manufacturers.

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the nine months ended September 30, 2002 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

We are currently not earning any revenues under our license agreement with Honeywell or through sales of products incorporating our new technology, other than through development agreements for manufacture of prototypes.

PLAN  OF  OPERATIONS

Our plan of operations over the next twelve months is to undertake the following:

1. We plan to continue research and development of our TurboAir product with the objective of completing the necessary development work for commercialization of this product. This work will include development of prototypes under development agreements with original equipment manufacturers. We plan to spend approximately $650,000 in pursuing this research and development over the next twelve month period;

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

We had cash of $39,320 as at September 30, 2002 and a working capital deficit of $10,323,400 as at September 30, 2002. Our plan of operations calls for us to spend approximately $2,385,000 over the next twelve months, with approximately half of this amount being incurred over the next nine months. Accordingly, we are not able to pursue our stated plan of operations without substantial additional financing. We are pursuing additional sales of our common stock and share purchase warrants to raise the financing necessary for us to continue operations. We have no arrangements in place for additional equity financing and there is no assurance that additional equity financing will be obtained. We believe that conventional debt financing is not a financing option to us due to the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to carry out our plan of operations. If we achieve less financing than required to pursue our stated plan of operations, then we will be forced to reduce our research and development activities and our administrative overhead costs.

RESULTS  OF  OPERATIONS

Net  Sales

We did not achieve any sales during the nine months ended September 30, 2002. Our net sales were $9,470 for the nine months ended September 30, 2001. Sales during the nine months ended September 30, 2001 consisted entirely of refurbishment of Turbopac products sold under our contract with Detroit Diesel Corporation. Our current inability to earn revenues reflects the fact that (i) our new TurboAir product and other new products remain in the development stage; and (ii) we are not able to earn any revenues pursuant to our license agreement with Honeywell as Honeywell is not completing any sales of the Turbopac or Dynacharger products. There have been no sales of the Turbopac(TM) product by Honeywell since June 2000 and our Dynacharger product remains in development.

We anticipate that we will earn revenues during the fourth quarter in connection with sales of prototypes that are designed and manufactured pursuant to development agreements that we have entered into. These revenues will not be significant in relation to our overall operating costs. We anticipate that we will not be able to generate any significant revenues from sales of the Turbopac or Dynacharger products until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will not be able to generate sales of our TurboAir products until we are able to enter into an agreement with an automotive OEM for the final development and manufacture of this product.

Costs  of  Sales

We did not have any costs of sales during the nine months ended September 30, 2002 in view of the fact that we had no sales. Cost of goods sold were $12,640 for the nine months ended September 30, 2001 and $9,740 for the three months ended September 30, 2002. We did not engage in any manufacturing activity during the nine months ended September 30, 2001 and we anticipate that we will not undertake any manufacturing activity during 2002, other than manufacturing of prototypes for evaluation and demonstration purposes.

Gross  Profit

Gross profit was nil for the nine months ended September 30, 2002 and nil for the three months ended September 30, 2002. Gross profit was $(3,170) for the nine months ended September 30, 2001 and $(9740) for the three months ended September 30, 2001. Our gross profit for 2002 to date reflects our lack of revenues and the fact that we were not engaged in any manufacturing activities during this period.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased to $761,973 from $2,656,507 for the nine months ended September 30, 2001, representing a decrease of $1,894,534 or 71.3%. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased to $396,701 from $1,530,645 for the three months ended September 30, 2001, representing a decrease of $1,133,944 or 74.1%. The decrease in our selling, general and administrative expenses was attributable to our determination in 2001 to scale back our business operations to reflect our lack of financing and reduced marketing expenses as a result of the fact that we were no longer directly marketing the Turbopac and Dynacharger products. General and administrative costs included expenses associated with our Carpinteria, California office, our European office, management compensation, administrative staff and overhead. Selling expenses were minimal as we did not undertake any marketing efforts with respect to the Turbopac and Dynacharger products in the first nine months of 2002 as these products were governed by our agreements with Honeywell. Our European office was closed in the second quarter of 2002.

Research  and  Development

Research and development costs for the nine months ended September 30, 2002 decreased to $2,853,033 from $3,254,015 for nine months ended September 30, 2001, representing a decrease of $400,982 or approximately 12.3%. Research and development costs for the three months ended September 30, 2002 decreased to $1,509,945 from $1,831,088 for three months ended September 30, 2001, representing a decrease of $321,143 or approximately 17.5%. Our research and development activities during the nine months ended September 30, 2002 did not include any joint research and development with Honeywell and involved primarily developing and testing prototypes of our TurboAir products Research and development costs for the nine months ended September 30, 2001 included our participation in our joint development agreement with Honeywell for the first six months of 2001. This joint research and development with Honeywell was terminated on June 28, 2001. Current research and development costs are associated with our development of our TurboAir products and new products.

Litigation  Expense

We incurred expenses related to litigation in the amount of $701,979 for the nine months ended September 30, 2002 compared to $542,916 for the nine months ended September 30, 2001, representing an increase of $159,063 or 22.7%. We incurred expenses related to litigation in the amount of $242,399 for the three months ended September 30, 2002 compared to $285,678 for the three months ended September 30, 2001, representing a decrease of $43,279 or 15.1%. The increase in litigation expense in the amount of $159,063 for the nine months ended September 30, 2002 was attributable to our involvement in the legal proceedings described in Item 1 of Part II of this Quarterly Report on Form 10-QSB. The most significant component of our litigation expense during the first nine months of 2002 was attributable to our litigation with Honeywell. Litigation expenses decreased in the third quarter of 2002 due to a reduction in activity in our legal proceedings. Litigation expenses are anticipated to remain high through the fourth quarter due to the pending arbitration proceedings in the Honeywell dispute and the pending trial in the Sheppard Mullin dispute.

Net  Loss

Our net loss for the nine months ended September 30, 2002 decreased to $4,510,695 from a net loss of $6,528,165 for the nine months ended September 30, 2001, representing a decrease of $2,017,470 or 30.9%. Our net loss for the three months ended September 30, 2002 decreased to $2,216,045 from a net loss of $3,696,421 for the three months ended September 30, 2001, representing a decrease of $1,480,376 or 40.0%. The decreases to our net loss were primarily reflective of the decreases to our total operating expenses in 2002 compared to 2001, as discussed above.

FINANCIAL  CONDITION

We had cash of $39,230 as at September 30, 2002, compared with cash of $20,257 as at December 31, 2001. Our working capital deficit increased to $10,323,400 as at September 30, 2002, compared to a working capital deficit of $9,328,295 as at December 31, 2001. The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $6,169,238 as at September 30, 2002.

As of September 30, 2002, our current liabilities included a reserve for lawsuit settlements in the amount of $6,169,238, accounts payable in the amount of $2,899,405, accrued liabilities in the amount of $727,571 and loans payable in the amount of $498,210. The largest component of our working capital deficit is the reserve for lawsuit settlements. The legal proceedings to which these reserves relate are summarized in Item 1 to Part II of this Quarterly Report on Form 10-QSB. Our accrued liabilities increased to $727,571 as of September 30, 2002 from $354,474 as of December 31, 2001 due to operating activities and our ongoing difficulties in obtaining financing to fund our operating activities. We have continued and are continuing to negotiate with our creditors for the payment of our accounts payable. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors.

Cash used in operating activities for the nine months ended September 30, 2002 was $1,612,823, compared to $2,527,464 for the nine months ended September 30, 2001, representing a decrease of $914,641 or 36%.

We financed our business operations during the first nine months of 2002 primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through an increase in our accrued liabilities. Cash provided by financing activities for the nine months ended September 30, 2002 was $1,648,329, compared to $2,535,675 for the nine months ended September 30, 2001. Financing activities included the issuance of common stock and share purchase warrants for aggregate proceeds of $1,302,197 during the nine months ended September 30, 2002, compared to $2,631,950 for the nine months ended September 30, 2001. We received loans of $498,210 during the nine months ended September 30, 2002, of which $498,210 were outstanding as of September 30, 2002. These amounts were received from shareholders and other parties and we anticipate these liabilities will be converted into common stock and share purchase warrants. During the three months ended September 30, 2002, we issued an aggregate of 3,200,000 shares pursuant to the exercise of outstanding stock options for total proceeds of $288,000. During the three months ended June 30, 2002, we converted liabilities owed to our employees and consultants in the amount of $901,230 into an aggregate of 2,731,000 shares of our common stock. These shares were registered on a Form S-8 registration statement that we filed with the Securities and Exchange Commission.

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

Substantial  Doubt  as  to  Our  Ability  to  Continue  as  a  Going  Concern

The consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $119,100,056 at September 30, 2002, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Daniel Black and our Chief Financial Officer, Mr. Charles Caverno. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We began the first phase of the arbitration proceeding in September 2002. Due to the volume of testimony to be heard, the arbitration proceedings were recessed and extended by a few weeks and will resume on December 8, 2002. The parties have bifurcated the arbitration proceedings into a fault phase and a damages phase. The damages phase has yet to be scheduled.

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

We have included an amount of $2,066,078 in our reserve for lawsuit settlements on our consolidated balance sheet as at September 30, 2002 in regard to this settlement with TST.

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

We have reached a settlement agreement that we anticipate will result in the final disposition of these legal proceedings. This settlement agreement has been approved by the insurance companies involved. We have signed a stipulation of settlement with the legal counsel for the plaintiffs that sets forth the terms and conditions of this settlement. This settlement has been approved by the court and the time for appeal has commenced. The settlement will not become final until such time as the time for appeal has lapsed and funds are released in accordance with the settlement agreement. The agreed terms of settlement provide for a stipulated judgment against us in the amount of $7.9 million. This judgment will be satisfied solely through our director's and officer's liability insurance policies. Our primary and excess insurers will pay approximately $2.9 million of this amount as a condition of settlement. The balance of $5.0 million will be satisfied from the proceeds of the second layer of an excess policy issued by Reliance Insurance Company to be assigned to the plaintiffs. The plaintiff's case against us and our co-defendants will be dismissed. The plaintiffs will not have any right to pursue execution against us or our assets upon finalization of the settlement.

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

Sheppard, Mullin have filed a defence in this legal proceeding denying any liability to us. Discovery consisting of the production of documents, interrogatories and the taking of oral dispositions has been pursued by both parties. Sheppard, Mullin made an application to the court for summary judgment which was heard on November 12, 2002. The court refused to grant summary judgment in favour of Sheppard Mullin. This action was originally set for trial in June 2002 but is now set for trial in December 2002.

We filed an action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001 against Wendell Anderson, Gerhard Delf, Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian, Kenneth Fitzpatrick, Alain G. Chardon, Joseph D. Castano and Marsha Chandler. We determined to abandon this law suit against all defendants, other than Mr. Anderson and Mr. Delf. Mr. Anderson is one of our former directors and Mr. Delf is one of our former directors and our former chief executive officer. We are seeking damages for alleged breach of fiduciary duty by Mr. Anderson and Mr. Delf in connection with their handling of our dealings with Sheppard, Mullin, our former securities legal counsel, that have given rise to our litigation against Sheppard, Mullin and our acquisition of Pacific Baja.

Mr. Leon Nowek, one of our former directors and former officer, has threatened to take action against us for an alleged breach of his employment agreement dated August 1, 1997, as amended July 27, 1998. Mr. Nowek claims to be entitled to payment of $1,620,000 in respect of alleged breaches by us of the employment agreement. An additional amount of $32,511 is claimed by Mr. Nowek for reimbursement of legal costs incurred by Mr. Nowek in connection with the SEC investigation and class action lawsuit in which Mr. Nowek was named a party. We have a claim against Mr. Nowek in the amount of $225,000 in respect of a housing loan that we advanced to Mr. Nowek and that has not been repaid. We were in settlement discussion with Mr. Nowek in 2000. Negotiations broke down on August 11, 2000. We have recommenced negotiations during the fourth quarter of this year. If we are unable to reach settlement, we intend to refer the dispute to arbitration under the terms of the employment agreement.

Other  Legal  Proceedings

In December 2000, Alain F. Lombard, one of our former consultants, served us with a demand for arbitration. Mr. Lombard alleged breach of contract. We agreed to a stipulated judgment against us in the amount of $180,535 in August 2001. Repayment of this judgment is stipulated at $15,000 per month, commencing October 2001. We have completed the first payment of this stipulated judgment. We are currently eleven months in arrears. Mr. Lombard has the right to accelerate the unpaid portion of the judgment and enter judgment for the full amount if we default on our payments to Mr. Lombard. Mr. Lombard has again commenced working for us as a consultant.

In December 2000, Bowne of Los Angeles served us with a complaint for breach of contract for services rendered. Bowne sought payment for past services plus attorneys' fees and costs. Bowne was granted a judgment in the Superior Court of Los Angeles against us in the amount of $49,427.74. We have not yet paid this judgment and intend to attempt to negotiate a settlement of the amount owing.

 Item  2.     Changes  in  Securities

During the three months ended September 30, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "1933 Act"):

1. We completed the sale of 464,273 units on July 2, 2002 at a price of $0.11 per unit proceeds of $51,070, of which $5,290 has yet to be received . Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.22 per share for the three year period following closing. A total of 464,273 shares and 464,273 share purchase warrants were issued. The purchasers consisted of ten "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act. Restrictive legends were endorsed on all certificates representing the shares and warrants comprising the units confirming that the securities cannot be transferred without registration pursuant to the 1933 Act or pursuant to an exemption from registration pursuant to the 1933 Act.

2. We completed the sale of 2,312,500 units on July 12, 2002 at a price of $0.08 per unit for proceeds of $185,000 which have yet to be received. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share for the three year period following closing. A total of 2,312,500 shares and 2,312,500 share purchase warrants were issued. The purchaser consisted of one "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. Restrictive legends were endorsed on all certificates representing the shares and warrants comprising the units confirming that the securities cannot be transferred without registration pursuant to the 1933 Act or pursuant to an exemption from registration pursuant to the 1933 Act.

3. We completed the sale of 500,000 shares of common stock on September 27, 2002 at a price of $0.045 per unit. We have received proceeds of $9,000 from the sale of these shares. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act. The purchaser consisted of one "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. Restrictive legends were endorsed on all certificates representing the shares confirming that the shares cannot be transferred without registration pursuant to the 1933 Act or pursuant to an exemption from registration pursuant to the 1933 Act.

Item  3.     Defaults  upon  Senior  Securities

None.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Our annual general meeting of stockholders was held on July 16, 2002. The following individuals were elected to our board of directors as a classified board of directors to hold office until annual general meeting indicated below:

     Name  of  Director                 Class          Expiry  of  Term
     ------------------                 -----          ----------------

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

The  matters  were  approved  by  our  stockholders  as  follows:

                                           Votes       Votes
Description of Matter                      For         Against       Abstentions
-----------

Election  of  Directors                    46,166,727       NIL          NIL
Approval of Nevada Reincorporation         46,242,827       700          NIL
Approval  of  Increase  to Common Stock    46,242,327       700          500
Approval  of 2002 Stock Option Plan        46,130,327   112,700          500
Ratification  of Auditor                   46,242,927       100          500

We completed our reincorporation as a Nevada incorporation on September 12, 2002. Our authorized capital was increased to 150,000,000 shares of common stock, $0.001 par value and 1,000,000 shares of preferred stock, $0.001 par value.


Item  5.     Other  Information

None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.


EXHIBITS

Exhibit Number     Description of Exhibit
--------------     -------------------------------------------------------------
    99.1           Certification  of  Chief  Executive  Officer pursuant to
                   pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act  of  2002

    99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act  of  2002

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We filed a Form 8-K Current Report on September 18, 2002 to disclose our reincorporation as a Nevada corporation as of September 12, 2002 and our licensing and development agreement with Ishikawajima-Harima Heavy Industries Co., Ltd.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:   November 19, 2002


TURBODYNE  TECHNOLOGIES  INC.


By:  /s/ Daniel Black
     ___________________________________
     Daniel Black, President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:   November  19,  2002

     /s/ Charles Caverno
By:  ___________________________________
     Charles  Caverno,  Secretary  and  Chief  Financial  Officer
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Date:     November  19,  2002

                                 CERTIFICATIONS

I, DANIEL BLACK, Chief Executive Officer of Turbodyne Technologies, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Turbodyne Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Daniel Black
Date:   November  19, 2002         ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer
                                   ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, CHARLES CAVERNO, Chief Financial Officer of Turbodyne Technologies, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Turbodyne Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Charles Caverno
Date:   November  19, 2002         ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                                   ___________________________________
                                   (Title)