Form 10KSB
period 2002-12-31
TURBODYNE TECHNOLOGIES INC
filed 2003-04-15
CIK 1022097

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For  the  fiscal  year  ended  DECEMBER  31,  2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER ______________


                          TURBODYNE TECHNOLOGIES, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

NEVADA                                               95-4699061
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


6155 CARPINTERIA AVENUE, CARPINTERIA, CALIFORNIA     93013
------------------------------------------------     -----------
(Address of principal executive offices)             (Zip Code)


(805) 684-4551
---------------------------
Issuer's telephone number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE.
                                                                        -----

Securities  registered  under  Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                   -------------
PAR  VALUE  $0.001
  ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $NIL
                                                                 ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
                                                                            ----
12b-2  of  the  Exchange  Act.)  $9,744,500,  AS  OF  APRIL  11,  2003
-----                            -------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 121,827,880 SHARES OF COMMON STOCK
                                              ----------------------------------
AS  OF  MARCH  19,  2003
------------------------

Transitional  Small Business Disclosure Format (check one): YES  [   ]   NO  [X]


                                     1 of 53

                          TURBODYNE TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.     Description  Of  Business.                                        3

Item 2.     Description  Of  Property.                                       21

Item 3.     Legal  Proceedings.                                              21

Item 4.     Submission  Of  Matters  To  A  Vote  Of Security Holders.       25


PART II

Item 5.     Market  For Common Equity And Related Stockholder Matters.       26

Item 6.     Management's Discussion And Analysis Or Plan Of Operation.       30

Item 7.     Financial  Statements.                                           36

Item 8.     Changes  In  And  Disagreements  With Accountants On
            Accounting And Financial  Disclosure.                            36


PART III

Item 9.     Directors,  Executive  Officers,  Promoters  And Control
            Persons; Compliance With Section 16(A) Of The Exchange Act       37

Item 10.    Executive  Compensation.                                         40

Item 11.    Security  Ownership  Of Certain Beneficial Owners
            And Management.                                                  43

Item 12.    Certain  Relationships  And  Related  Transactions.              46

Item 13.    Exhibits  And  Reports  On  Form  8-K.                           48

Item 14.    Controls  And  Procedures.                                       50




                                     2 of 53

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

This Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "project," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and that of our officers or directors with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. You are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Annual Report on Form 10-KSB. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this filing. You should carefully review the cautionary statements and risk factors contained in this and other documents that we file from time to time with the Securities and Exchange Commission.

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

We are presently finalizing the development of additional products incorporating new technology, including a product known as the TurboAir. These new products are in various stages of design and development. Our ability to commercialize these new products is conditional upon us entering into arrangements with OEM's that provide for the final development and manufacturing of these products. We are also continuing the development of new products that focus on increasing the operating efficiency of internal combustion engines using electronically assisted compressor devices, however none of our new products have reached the stage where we are seeking development agreements with original equipment manufacturers in order to pursue commercialization.

CORPORATE ORGANIZATION

We were incorporated under the laws of British Columbia, Canada in 1983. We reincorporated under the laws of the State of Delaware in July 1998. We reincorporated under the laws of the State of Nevada in August 2002. We currently exist as a Nevada corporation.

We  formerly  carried out our business operations through Turbodyne Systems Inc.
("Turbodyne  Systems"),  our  wholly  owned subsidiary.   Turbodyne Systems is a
Nevada  corporation.

We currently carry out our business operations through Electronic Boosting Systems Inc. ("Electronic Boosting Systems"), our wholly owned subsidiary. Electronic Boosting Systems is a Nevada corporation.


                                     3 of 53

We acquired our original technology from Edward M. Halimi, a former director and our former chairman of the board, former president and former chief executive officer, in July 1993 for consideration of 4,150,000 shares of our common stock. These shares have been exchanged for shares of our Series X Preferred Stock.
See Item  12  -  Certain  Relationships  and  Related  Transactions.

The assets of our former subsidiary, Pacific Baja Light Metals Corporation ("Pacific Baja"), were sold in bankruptcy proceedings in December 1999. See below under "Bankruptcy of Pacific Baja Light Metals Corporation".

DEVELOPMENT  OF  OUR  BUSINESS  DURING  2001  AND  2002

We  have  experienced  the  following significant changes since January 1, 2001:

1. We have focused our business strategy on becoming a leading design and engineering company engaged in the development of charging technology for the automotive industry. Our current business strategy contemplates that we will license our technology to leading automotive Original Equipment Manufacturers ("OEM's"). We anticipate that we will not engage in further attempts to manufacture equipment incorporating our technology for sale to OEM's or to the automotive product after-market due to the high costs of undertaking manufacturing for the automotive industry and the difficulty of competing against OEM's with manufactured products. We continued this business strategy through 2002 and it remains our current business strategy.

2. During 2001, we re-focused our efforts on the research and developments of products using our technology, including the development of prototypes of new products for demonstration and evaluation purposes. Our newly developed products include our new TurboAir product. We acquired significant license rights to this technology on October 15, 2001. We have developed prototypes of our new TurboAir product for evaluation and demonstration purposes. We entered into agreements with two OEM's for the testing and evaluation of our TurboAir products during 2002. We are currently in the process of manufacturing the required prototype TurboAir products for testing and evaluation under these agreements.

3. We have continued to reduce our overhead and administration costs throughout both 2001 and 2002. These reductions to overhead and administration costs have been necessitated by our inability to earn significant revenues and to raise required capital. These reduced costs are also consistent with our transition to a technology company engaged principally in design and engineering.

4. Honeywell commenced arbitration proceedings against us in June 2001 seeking termination of our license agreement and joint development agreement with Honeywell. These arbitration proceedings commenced in September 2002 and are continuing. We commenced federal anti-trust litigation against Honeywell in August 2001 claiming damages against Honeywell arising from our license agreement and joint development agreement for the Turbopac and Dynacharger technology with Honeywell. We subsequently determined in the third quarter of 2002 to withdraw this lawsuit pending the outcome of the arbitration proceedings. As a consequence of the status of our relationship with Honeywell, no sales of products incorporating the Turbopac and Dynacharger technology are currently being achieved.

5. Under the terms of our license agreement with Honeywell, as amended, we re-acquired non-exclusive rights to the Turbopac and Dynacharger products in January 2002 due to the failure of Honeywell to reach certain production milestones under our agreements with Honeywell. Under the terms of our license agreement with Honeywell, as amended, we further acquired an exclusive license to pursue sales of Turbopac products as of January 1, 2003. The rights are granted as a consequence of Honeywell not obtaining production and supply commitments of the Turbopac products.

6. Our former board of directors and executive officers resigned in 2001. We now have a new board of directors and our business is currently managed by new principal executive officers.


                                     4 of 53

Our current board of directors, namely Manfred Hanno Janssen, Eugene O'Hagan and Andrew Martyn-Smith were appointed at our annual general meeting held in July 2002.

7. We have been able to reach settlement and resolution of many of the legal proceedings that have been initiated against us. We have consented to a judgment against us in favor of the Securities Exchange Commission in order to conclude an investigation that the SEC had commenced against us. We also have reached a settlement, which has obtained final court approval, of a consolidated class action law suit commenced against us that relates to the matters investigated by the SEC. However, several key legal proceedings, including litigation with Honeywell and litigation in connection with Pacific Baja Light Metals Holdings, our former subsidiary, have been commenced and have not been settled to date. Our ongoing legal proceedings have had and will continue to have an adverse effect on our ability to raise capital to fund our business operations. See Risk Factors.

8. We have started the development of new products incorporating our proprietary technology. These new products incorporate our proprietary electronically assisted compressor technology and are targeted at increasing the operating efficiency of internal combustion engines. All new products are in the development stage. We have made various prototypes of new products for our own internal testing and evaluation purposes. These developments are ongoing but are not yet at the stage where we have attempted to enter into development agreements with original equipment manufacturers to start the process of commercialization.

These corporate developments are discussed below. Detailed information regarding our legal proceedings is contained in the section of this Form 10-KSB entitled
Item  3.  -  Legal  Proceedings.

HONEYWELL AGREEMENTS

The core technology that we have developed in connection with the Turbopac and Dynacharger products is the subject of technology license and development agreements with Honeywell. These agreements are currently the subject of legal
proceedings.   See  Item  3.  -  Legal  Proceedings.

ORIGINAL AGREEMENTS

In January 1999, we entered into a license agreement and a joint development agreement with Honeywell. Each of these agreements was amended in December 1999. Under the original license agreement, we granted to Honeywell the exclusive license to make, use and sell products incorporating our Dynacharger technology for a term of twenty years. This technology included all designs, processes, data, inventions, developments and other proprietary information relating to electrically assisted turbochargers and motors and controls associated with the Dynacharger products. Under the joint development agreement with Honeywell, we and Honeywell are required to engage in a concerted effort for the research, development and engineering for mass production of the Dynacharger(TM) and other electrically assisted charged air systems.

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


                                     5 of 53

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

Honeywell also agreed to conduct development of the Turbopac products and honor existing supply and distributor agreements pursuant to the joint development agreement, pursuing after-market and/or OEM customers and obtain supply commitments by January 1, 2002. If Honeywell was unable to obtain supply commitments by January 1, 2003, Honeywell agreed to grant to us an exclusive license to pursue sales of Turbopac products and that our royalty will increase to 4.7% of net profits for Dynacharger products. We will pay to Honeywell a royalty of 2% of net profits on sales of Turbopac products by Turbodyne. We have notified Honeywell of our position that we are now entitled to a non-exclusive license on the Dynacharger products and an exclusive license on the Turbopac products and that it is our intention to exploit these licenses.

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


                                     6 of 53

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

On July 2, 2001, Honeywell initiated arbitration proceedings requesting termination of the joint development agreement. These arbitration proceedings commenced in September 2002 and are continuing. We commenced legal proceedings in federal district court against Honeywell in August 2001 claiming damages under the Sherman Act and seeking an order of the court enjoining Honeywell from prosecuting the arbitration proceedings. We determined in the third quarter of 2002 to withdraw these legal proceedings pending the outcome of the arbitration proceedings.

We served notice on Honeywell in January 2002 of our position that Honeywell had failed to achieve the production commitments required by the license agreement and that under the license agreement we are entitled to a non-exclusive license for Turbodyne improvements and a non-exclusive license, with right to sub-license, for the Turbopac and Dynacharger patent portfolio assigned by us to Honeywell in December 1999. We also maintain that Honeywell has failed to obtain the supply commitments required under the amended license agreement by January 1, 2003. As a consequence, we maintain we are entitled to an exclusive license to pursue sales of Turbopac products and our royalty for Dynacharger products has increased to 4.7%. We will maintain in the Honeywell arbitration proceedings that we are entitled to these rights under the amended license agreements, irrespective of whether Honeywell is successful in obtaining an order under the arbitration proceedings that the amended license agreement is terminated. However, there is a risk that we will not be successful in maintaining this position in the arbitration proceedings.

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


                                     7 of 53

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

TURBOPAC  PRODUCT

We have developed the Turbopac product to increase the operational performance and efficiencies of non-turbocharged engines. The Turbopac product is an air blower apparatus that consists of a fan driven by a proprietary electric motor and managed by an electronic management system. The Turbopac incorporates a high speed, high power, and electronically commutated electric motor that we developed. This electric motor is controlled by a rapid, high-powered DC/AC electronic controller capable of


                                     8 of 53
sustaining motor speeds in excess of 200,000 rpm. This electric motor is mounted coaxially with a compressor in order to deliver compressed air into the engine when required.

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

Our Dynacharger product incorporates a high speed, high power density electric motor that is mounted coaxially between a turbocharger's turbine and the compressor. The Dynacharger is controlled by external controls that regulate the operation of the electric motor that is connected to the compressor of the turbocharger. The Dynacharger product enables the turbocharger's compressor to compress the air supply delivered to the engine during periods, including start-up and acceleration, when the force provided by the engine's exhaust gas is insufficient to provide adequate power to the turbocharger's compressor. Test results completed on engines using our Dynacharger product demonstrate substantial increases in engine power during acceleration, reduced particle emissions and improved fuel economy.

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


                                     9 of 53

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

NEW  PRODUCTS

We are continuing the development of new products that focus on increasing the operating efficiency of internal combustion engines using electronically assisted compressor devices. We have made two patent applications during the past year in connection with these new products. We continue development and testing work on these new products. None of our new products have reached the stage where we are seeking development agreements with original equipment manufacturers in order to pursue commercialization. There is no assurance that we will be granted any patents. Furthermore, the grant of any patent does not necessarily mean that we will pursue commercialization of the product.

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

We have acquired exclusive rights to proceed with sales of Turbopac products under our amended license agreement with Honeywell. As discussed above,
Honeywell is seeking termination of this amended license agreement in the arbitration proceedings it has initiated against us. We are currently evaluating whether to proceed with further attempts to commercialize the Turbopac products. This determination will be based on our assessment of demand for the Turbopac product and our ability to finance commercialization. We anticipate that any commercialization would be through a license arrangement with an OEM. There is no assurance that we will be able to enter into a license agreement with an OEM or to achieve commercialization of the Turbopac product.


                                     10 of 53

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


                                     11 of 53

TURBOPAC  PRODUCTS

We are in the process of determining whether to initiate discussions with OEM's in view of the fact that we recently acquired the exclusive right to sell the Turbopac product under our amended license agreement with Honeywell. If we determine to pursue commercial sales of the Turbopac products, we anticipate that we would pursue license arrangements with OEM's who would undertake manufacturing and sales of Turbopac products in consideration of the payment of royalties or similar license fees to us.

We are also evaluating marketing the Turbopac products to the after-market. Potential customers include the owners of trucking, bus and waste hauling fleets that are equipped with Detroit Diesel engines due to the fact that our Turbopac 2500 model has been certified by the EPA for the Detroit Diesel Corporation's emission reduction kit. Entry into this after-market would require additional financing to fund production and marketing of Turbopac products for this market. There is no assurance that we will be able achieve sales of our Turbopac products to the after-market in 2003.

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

Prior to entering into our agreements with Honeywell, we were engaged in discussions with various large automotive OEM's for the manufacture of products incorporating our Dynacharger technology. We have again initiated discussions with OEM's commencing in 2002 now that we have acquired a non-exclusive license for the Dynacharger products under our license agreement with Honeywell.

In September 2002, our subsidiary, Turbodyne Systems Inc. ("TSI"), entered into a licensing and joint development agreement with Ishikawajima-Harima Heavy Industries Co., Ltd. "IHI". The licensing and joint development agreement provides for the grant by TSI to IHI of a ten-year non-exclusive license for our motor assisted Dynacharger turbocharger technology for the territories of Asia and Europe. IHI was required to pay to TSI 8,000,000 Japanese Yen (equal to approximately $66,300 US as of September 11, 2002) as an initial license fee upon execution of the agreement. IHI is also required to pay to TSI an additional license fee of 20,000,000 Japanese Yen (equal to approximately $165,900 US as of September 11, 2002) upon a decision by IHI to enter into mass production and delivery to IHI by TSI of complete design, engineering, drawings, specifications and parts lists. In addition to the additional license fee, IHI will pay to TSI a royalty based on the number of units sold by IHI that incorporate the licensed technology. The royalty will equal 3% of the amount of the sales price of motor assisted turbochargers sold that incorporate our technology less the price of a conventional turbocharger product for sales of the first 200,000 units. For sales in excess of 200,000 units, the royalty will be reduced to 1% of the price differential.

TSI has also agreed to manufacture and deliver to IHI four engineering sample units that will be designed to meet the specific requirements of IHI. The purpose of these engineering sample units will be for testing and evaluation purposes by IHI. IHI will pay to TSI the amount of 2,000,000 Japanese Yen (equal to approximately $16,600 US as of September 11, 2002) upon execution of the agreement. TSI will complete the fabrication of the electric motor and electronic components for the test units. IHI will supply the conventional turbocharger components to TSI for final assembly and testing by TSI. TSI will deliver the four samples to IHI for evaluation. Additional test units will be provided at a price of 500,000 Japanese Yen (equal to approximately $4,150 US as of September 11, 2002). To date, we have commenced manufacturing of the prototype units to be delivered to IHI, however we are currently awaiting delivery of the conventional turbocharger components to be delivered by IHI for completion of the final assembly and testing.


                                     12 of 53

We plan to continue to pursue development agreements for the Dynacharger product whereby we would license our technology to a turbocharger manufacturer who would incorporate the Dynacharger into their turbocharger products.

TURBOAIR  PRODUCTS

We plan to pursue development and manufacturing arrangements with OEM's for our newly developed TurboAir products. As each TurboAir product must be programmed to work in conjunction with a vehicle's engine management system, it will be necessary for us to finalize development of each TurboAir product with a manufacturer. The TurboAir product would then be incorporated into the OEM's vehicle and engine. We anticipate that we would be paid a royalty or similar license fee if we are successful in entering into any agreements for the development and manufacture of our TurboAir products.

We have entered into a testing and evaluation agreement with a major European vehicle manufacturer. Under the terms of this agreement, we have agreed to deliver prototype TurboAir units for testing and evaluation purposes. The objective of this agreement is to enter into a further agreement with the manufacturer for commercial manufacture of the TurboAir products by the vehicle manufacture. There is no assurance that this preliminary testing and evaluation agreement will lead to any further agreement for the commercial manufacture of the TurboAir product.

We also plan to pursue certification of the TurboAir products with the United States Environmental Protection Agency and the California Environmental Protection Agency. Certification would be pursued with respect to specific engine classes. Once certification for a specific engine class is obtained, vehicles incorporating the TurboAir product for the specified engine class would be exempt from further EPA emission requirements. This certification takes approximately $45,000 and six months for each class of engine certified. There is no assurance certification will be achieved once pursued.

We are also evaluating limited production of the TurboAir product for the vehicle after-market. Sales to the vehicle after-market would involve sales of our TurboAir product to consumers who would then have the units installed on their vehicle. We believe that we could manufacture a limited number of TurboAir products from our current facilities with the addition of approximately five to ten employees. We would require additional financing to commence production for the after-market due to the cost of inventory acquisition, the costs of new molds, employee costs and marketing costs. In order to achieve this financing, we have entered into preliminary discussions with several banks that may finance initial production if we are able to achieve purchase orders for our TurboAir products. There is at present no assurance that we will be able to secure purchase orders for our TurboAir products for the after-market or that we will obtain production financing if purchase orders are obtained.

NEW  PRODUCTS

We are continuing to develop new products that are focused on using electronically assisted compressors to increase the operating efficiency of internal combustion engines. We have developed prototypes and have carried out our internal development work on these products. We have also undertaken preliminary performance evaluation and reliability tests. As discussed above, we have submitted two patent applications for technology that we have developed and that is incorporated into our new products. These new products are in the preliminary stages of development and are not yet at the stage where we would seek commercialization by ourselves or through development agreements with original equipment manufacturers.



ADDITIONAL  ELEMENTS  OF  OUR  BUSINESS  STRATEGY

Additional  key  elements  of  our  strategy  include:

- Increasing awareness in the automotive industry for our expertise and technology in the field of charging internal combustion engines;

-    Continuing  our  engineering  efforts  to  further  advance our technology;


                                     13 of 53

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

RESEARCH  AND  DEVELOPMENT

We incurred research and development costs in the amount of $4,947,824 during our fiscal year ended December 31, 2002. We incurred research and development costs in the amount of $3,740,058 during our fiscal year ended December 31, 2001. These expenditures included amounts on research and development with the objective of bringing the Dynacharger(TM) and Turbopac(TM) into full-scale commercial production and amounts on account of our research and development of our new TurboAir product. Approximately 75% of research expenses during 2002 were attributable to the TurboAir product, with the balance being attributable to the research and development of new products.

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

In April 1998, we received certification by the EPA for the Detroit Diesel Corporation's emission reduction kit, which includes the Turbopac(TM) 2500 model, under the Urban Bus Retrofit/Rebuild Program. However, the government may increase emission standards to a level that our products currently do not satisfy. If that occurs, we may be required to expend significant resources that we do not currently have to develop and incorporate technology necessary to meet the increased standards. Any such expenditure and any


                                     14 of 53
delays in product development as a result of more stringent emission standards would have a material adverse affect on our results of operations.

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

We are considering pursuing certification of the TurboAir products with the United States Environmental Protection Agency and the California Environmental Protection Agency, commencing in late 2003 or 2004. Certification would be pursued with respect to specific engine classes. Once certification for a specific engine class is obtained, vehicles incorporating the TurboAir product for the specified engine class would be exempt from further EPA emission requirements. This certification takes approximately $45,000 and six months for each class of engine certified. There is no assurance certification will be achieved once pursued.

SEGMENT  REPORTING

We are currently only engaged in one business segment, being the development and sale of products incorporating our Turbodyne and TurboAir technology. Our business operations are primarily conducted within the United States at present. Accordingly, we do not report our financial information on separate geographic segments.

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

There were no remaining assets and liabilities of Pacific Baja as of December 31, 1999. Capital leases with obligations totaling approximately $4 million that we had guaranteed were assumed by the buyer after December 31, 1999. However, we had guaranteed purchase commitments of Pacific Baja to TST, Inc., one of Pacific Baja's aluminum suppliers, totaling approximately $1,800,000. These purchase commitments were not assumed in the bankruptcy sale. We have entered into a settlement agreement with TST, Inc. whereby we have agreed to a stipulated judgment against us in respect of our obligation to TST, Inc. as a guarantor. See Item 3. Legal Proceedings - Litigation Relating to Former Subsidiary. We reached an agreement for the settlement of amounts owed by us in respect of a guarantee of the lease obligations of Pacific Baja for certain premises in the first quarter of 2001. Under the terms of the settlement, we paid an amount of $38,000 and agreed to pay a further amount of $38,000 by March 2, 2001, which amount we have not yet paid. In addition, we issued 800,000 shares of our common stock and agreed to the grant of warrants to purchase an additional 200,000 shares of our common stock at a price of $0.25 per share for a three year term.

There were approximately $7,000,000 of unsecured creditor claims that remained unpaid after completion of the sale of the assets of Pacific Baja. These claims remain unsatisfied to date. The Bankruptcy Court


                                     15 of 53
established the Pacific Baja Liquidating Trust to assert any claims of the unsecured creditors. The Pacific Baja Liquidating Trust commenced legal proceedings against us and the former directors and officers of each of Turbodyne Systems and Pacific Baja. See Item 3. Legal Proceedings - Litigation Relating to Former Subsidiary.

EMPLOYEES

As of April 9, 2003, we had approximately seventeen full-time employee equivalent consultants and employees, comprised of the following:

1.   Our  two  executive  officers,  namely  Mr.  Daniel  Black  and Mr. Charles
     Caverno;
2.   Five  machinists  and  prototype  manufacturing  personnel;
3.   Four  administrative  personnel;  and
4.   Six  research  and  development  personnel.

In addition, we had approximately one part-time employee and one part-time consultant.

RISK  FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report on Form 10-KSB, including those risks identified under Item 1 - Description of Business, Item 3 - Legal Proceedings and Item 6 - Management Discussion and Analysis or Plan of Operations. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to continue business operations as a going concern.

RISKS  RELATING  TO  OUR  FINANCIAL  CONDITION

THERE IS A SUBSTANTIAL RISK THAT WE WILL NOT BE ABLE TO CONTINUE OUR BUSINESS OPERATIONS DUE TO OUR FINANCIAL CONDITION.

We had a working capital deficit of $11,903,462 as at December 31, 2002. As we are not earning revenues, we require substantial amounts of additional capital in order to continue business operations. We are seeking additional funds through private placement offerings of our common stock and we are pursuing development of our technology through joint development agreements. We do not have any arrangements in place for any financing. In addition, if we are successful in achieving financing, we anticipate that any financing would be achieved by sales of additional shares of our common stock. Sales of additional shares of our common stock will result in significant dilution to our current stockholders. If we do not achieve additional financing, we may be forced to cease business operations.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF OUR COMMON STOCK.

There is substantial doubt as to our ability to raise additional capital through sales of our common stock due to the following factors:

1.   We  have  a  substantial  working  capital  deficit;
2.   We  do  not  have  any  significant  revenues;
3. We will not achieve significant revenues until we complete the commercialization of products incorporating our technology, whether by ourselves or in conjunction with automotive OEM's;
4. We will be required to incur substantial research and development expenses prior to the commercialization of products incorporating our technology;
5.   Our  relationship  with  Honeywell  is  the  subject  of legal proceedings;
6.   We  are  the  subject  of  outstanding judgments and legal proceedings; and
7. The presence of the other risks identified in this Annual Report on Form 10-KSB.


                                     16 of 53

THERE  IS  SUBSTANTIAL  DOUBT  ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We reported net losses of $9,002,745 and $7,365,220 for the two fiscal years ended December 2002 and 2001 respectively. We suffered net losses in recent years resulting in an accumulated deficit of $123,592,106 at December 31, 2002, have used cash in its operating activities in recent years, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits, and based on our projected cash flows for the ensuing year we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2002.

SUBSTANTIALLY ALL OF OUR HISTORICAL REVENUES WERE DERIVED FROM PACIFIC BAJA, SUBSTANTIALLY ALL OF THE ASSETS OF WHICH WERE SOLD IN BANKRUPTCY PROCEEDINGS IN 1999.

Substantially all of our historical revenues on a consolidated basis have historically been derived from Pacific Baja, our former subsidiary. The assets of Pacific Baja were sold in bankruptcy proceedings in December 1999. The sale of substantially all of the assets of Pacific Baja has had an adverse affect on our business and results of operations.

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

RISKS  RELATING  TO  THE  STATUS  OF  OUR  AGREEMENTS  WITH  HONEYWELL

THE TERMINATION OF OUR JOINT DEVELOPMENT AND LICENSE AGREEMENTS WITH HONEYWELL WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Honeywell has initiated arbitration proceedings against us to terminate our license agreement and joint development agreement with Honeywell as a result of our alleged inability to meet our commitments under the agreements. We contest Honeywell's attempts to terminate the agreements and disagree with Honeywell's assertions regarding alleged delinquencies. We are defending Honeywell's claims in the arbitration proceedings and have made a counter-claim against Honeywell. There is no assurance that we will be successful in the arbitration proceedings. If Honeywell is successful in the arbitration proceedings, then our rights granted under the amended license agreement as a result of Honeywell's failure to achieve production and supply commitments may be defeated, although we will maintain that these rights will survive any termination of the amended license agreement.

THERE  IS  NO  ASSURANCE  THAT  OUR CLAIMS AGAINST HONEYWELL WILL BE SUCCESSFUL.

We commenced federal anti-trust legal proceedings against Honeywell seeking substantial damages as a result of Honeywell's conduct under our license agreement and joint development agreement with Honeywell. We withdrew these proceedings in 2002 pending completion of the arbitration proceedings. There is no assurance that we will be successful in prosecuting these legal proceedings against Honeywell if we determine at a later date to proceed with this action. There is also no assurance that if an award of damages is obtained against Honeywell, that any award of damages would be in the range of the damages we would be seeking in these legal proceedings.


                                     17 of 53

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

RISKS  RELATED  TO  OUR  BUSINESS  STRATEGY

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO ACHIEVE MANAGEMENT STABILITY.

There is no assurance that we will be able to retain a management team that is capable of implementing our business strategy successfully. Our board of directors and management has experienced a high rate of turnover recently, which has affected our ability to focus on the core elements of our business. It is possible that we will continue to experience turnover, although we believe that our executive officers will retain their positions for the foreseeable future. If management resources continue to be diverted towards replacing directors and executive officers, our ability to manage our business, achieve financing and to further develop our technology will be impaired with the result that our business will be adversely affected. In addition, our historical lack of stability will have a negative impact on the quality of management that we are able to retain to manage our business.

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


                                     18 of 53

WE MAY EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TESTING PROGRAMS THAT MAY NOT RESULT IN ANY SALES.

A key component of our business strategy involves entering into joint development agreements with automotive OEM's with the objective of having the OEM's incorporate our technology into the OEM's products. Developing relationships with OEM's involves lengthy periods of product development and performance evaluation. During this period, we may provide certain products or services free of charge or at a reduced rate. We also devote a significant amount of time and attention to pursuing these programs in an effort to obtain commercialization for products incorporating our technology. OEM's that we conduct joint development work with may be under no obligation to purchase our products and after evaluation may determine to not incorporate any of our technology into their products. Accordingly, we may devote substantial time and resources to developing relationships and development programs with OEM's that do not result in commercialization of products incorporating our technology.

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

FUTURE  REVENUES  DEPEND  ON  OUR  ABILITY  TO  GET  PATENT  PROTECTION  FOR OUR
TECHNOLOGY.

Protection of trade secrets and proprietary know how is critical to our success. If our competitors independently develop similar or superior technologies or gain access to our trade secrets, our business will be materially and adversely affected. While we have assigned our patent and trademark rights relating to the Turbopac(TM) and the Dynacharger(TM) to Honeywell, we have also obtained license rights for these patents under our license agreement with Honeywell. Accordingly, we depend on continued patent protection for these products. We are also pursuing patent protection of new technology that we have developed and incorporated into our TurboAir product. Patent applications have been filed in the United States and certain foreign jurisdictions relating to these products. The patents may not be issued, however, or, if issued, they may be modified. If we are unable to obtain and maintain patent protection for our technology, we may not be able to gain a competitive advantage or protect our technology and our business will be adversely affected.

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

IF NEW, COMMERCIALLY SUCCESSFUL TECHNIQUES SIMILAR TO OUR PRODUCTS ARE DEVELOPED, OUR POTENTIAL MARKET SHARE WILL BE REDUCED.

The business environment in which we operate is highly competitive. Although we know of no products that are technologically similar to ours, future competitors may develop related technologies that improve the performance of internal combustion engines or products that are not encompassed by our patents. In addition, competitors may be issued patents that inhibit our ability to develop certain products. There may


                                     19 of 53
also be improvements to current technologies that compete with ours. Successful development of new techniques may reduce our potential market share or make our products less attractive or obsolete, each of which would adversely affect our business. In addition, a relatively small number of OEM's hold a significant share of the automotive market. If any of the OEM's decides not to incorporate our products into their product lines, our potential market share might be significantly reduced. Our products may not be superior to existing or subsequently developed competitive products and we may not be able to obtain significant market share or be able to adapt to evolving markets or technologies.

WE  MUST  KEEP  PACE  WITH  TECHNOLOGICAL  CHANGE  TO  ACHIEVE  SUCCESS.

The automotive industries in which we compete are characterized by rapid and significant technological change. Our success depends on our ability to continually develop new technology and to refine products incorporating our original technology. We have been pursuing commercialization of Dynacharger(TM) and Turbopac(TM) product lines. However, development of these products under our agreements with Honeywell has not proceeded as planned. Due to this delay and the rapid pace of technological innovation in the automotive industry, there is a risk that these products may be superceded by new technology and become obsolete. We have embarked on development of new technology to counter this risk, including the development of our new TurboAir product. However, there is no assurance that our new technology will achieve success.

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

RISKS  RELATING  TO  OUR  MARKET

BECAUSE OUR STOCK IS A PENNY STOCK, SHAREHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK.

Our common stock is traded on the OTC Bulletin Board and constitutes a penny stock under the Securities and Exchange Act. Our shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability


                                     20 of 53
of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock.

OUR  STOCK  PRICE  IS  EXTREMELY  VOLATILE.

The price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as our ability to finance our operations, the status of legal proceedings against us, our inability to achieve commercialization of our products or enter into joint venture and licensing agreements, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

ITEM 2.     DESCRIPTION  OF  PROPERTY.

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

HONEYWELL  INTERNATIONAL,  INC.

Honeywell initiated arbitration proceedings with the American Arbitration Association in June 2001 under our license agreement and joint development agreement with Honeywell. Honeywell is seeking unspecified damages, attorney's fees and costs, and termination of the license agreement and the joint development agreement based on their allegations that we breached the agreements and are unwilling and unable to perform our future obligations under the agreements. We maintain that we have not breached either of the agreements and that Honeywell is not entitled to damages, costs, or termination of the license agreement and the joint development agreement. We have filed a counter-claim alleging that Honeywell is guilty of breach of contract and fraud. We are seeking unspecified damages, and attorney's fees and costs.

The arbitration commenced in September 2002 before a three-member panel of the American Arbitration Association. At our request, the case has been bi-furcated in order to try the liability phase first, with damages to be determined once liability has been assessed, depending on the outcome of the liability phase. The arbitration proceeded for approximately twenty days in September and
December  of  2002.  The  arbitration  resumed  in  March 2003.   Honeywell is
still presenting its case. We will present our case once Honeywell has concluded its case.


                                    21 of 53

We commenced an action against Honeywell in the United States District Court, Central District of California in August 2001 in which we claimed damages caused by alleged breaches of the Sherman Act by Honeywell. We also claimed that Honeywell wrongfully interfered with our attempts to enter into manufacturing arrangements for components of the Turbopac and Dynacharger products and that these actions constituted the unlawful restraint of trade, an instance of monopolization or attempted monopolization and unfair competition and constitute racketeering activity. We determined in the third quarter of 2002 to withdraw our law suit against Honeywell pending the outcome of the arbitration proceedings with Honeywell on the advice of legal counsel. We will evaluate reinstating these proceedings in the event that we are not successful in the arbitration proceedings.

LITIGATION  RELATING  TO  FORMER  SUBSIDIARY

A)     PACIFIC  BAJA  LIQUIDATING  TRUST

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

4. damages and punitive damages against us and certain of our former officers and directors and the former officers and directors of Pacific Baja in excess of $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.

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

B)     TST,  INC.

In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja, filed an action against us in the California Superior Court, County of San Bernardino alleging that we were liable under a guarantee that we granted to TST in order to induce TST to extend credit to our subsidiary, Pacific Baja. TST alleged that Pacific Baja had defaulted on the credit facility and that we are liable as guarantor. TST originally sought damages of approximately $1.8 million. However, if it is determined that TST received payment in


                                    22 of 53
preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000.

We agreed on the terms of settlement with TST on October 4, 2001. Under the terms of the settlement agreement, we have agreed to:

     (i) issue 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST, and we would agree to register the resale of these shares by Mr. Stein by filing a registration statement with the Securities and Exchange Commission. This stock has not been issued to date;

     ii) issue 2,000,000 shares of our common stock to TST. This stock has not been issued to date;

   (iii) the stipulation for the entry of judgment that will provide for the immediate entry of judgment against us in the amount of $2,068,078 plus interest form the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja;

    (iv) any proceeds received by TST or Mr. Stein from the sale of the issued shares will be automatically applied as a credit against that amount of the judgment against us in favor of TST.

We have included an amount of $4,560,000 in our reserve for lawsuit settlements and accrued liabilities on our consolidated balance sheet as at December 31, 2002 in regard to this settlement with TST.

C)     HEARTLAND  FINANCIAL  CORPORATION

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

Heartland obtained an arbitration award against us in the amount of approximately $535,490. This arbitration award was entered as a judgment against us in the Superior Court of the State of California, City and County of San Francisco in June 2001. We have entered into a forbearance agreement with Heartland whereby we agreed to pay $250,000 out of the proceeds of other litigation, which amount has been paid, and agreed to assign to Heartland the proceeds of any arbitration award that is granted in our favour in the Honeywell arbitration proceedings, to the extent required to satisfy the outstanding balance due on Heartland's judgment. In exchange, Heartland has agreed to forbear on any efforts to collect on their judgment until the Honeywell arbitration has been finalized. We also agreed to take no further action to attack or prevent enforcement of Heartland's judgment.

CLASS  ACTION  LAW  SUITS

In January through March of 1999, six purported class action complaints were filed against us and certain of our officers and directors in the United States District Court on behalf of individuals claiming that they purchased shares of our common stock during the period from March 1, 1997 through January
22, 1999.

The plaintiffs alleged that we made misstatements that caused the price of our
common stock to be artificially inflated during the class period.   These
actions were tendered to our insurance carriers who appointed counsel to represent us.

We have reached a settlement agreement that has resulted in the final disposition of these legal proceedings. This settlement agreement has been approved by the insurance companies involved. We


                                    23 of 53
have signed a stipulation of settlement with the legal counsel for the plaintiffs that sets forth the terms and conditions of this settlement.
The United States District Court for the Central District of California has given its final approval to the settlement agreement, the judgment of the court has been entered and the statutory 30 day period for appealing from
the judgment has expired without any appeal having been filed.   Accordingly,
the settlement agreement has now been finalized. The agreed terms of settlement provide for a stipulated judgment against us in the amount of $7.9 million. This judgment will be satisfied solely through our director's and officer's liability insurance policies. Our primary and excess insurers will pay approximately $2.9 million of this amount as a condition of settlement. The balance of $5.0 million will be satisfied from the proceeds of the second layer of an excess policy issued by Reliance Insurance Company to be assigned to the plaintiffs. The plaintiff's case against us and our co-defendants has been dismissed. We do not have any liability beyond the proceeds from the insurance policies and accordingly we are not required to fund any portion of the judgment. The settlement is binding on all class members, with the exception of two shareholders representing 14,100 shares who requested to be excluded.

SHEPPARD,  MULLIN,  RICHTER  &  HAMPTON  ("SHEPPARD  MULLIN")

We commenced an action in Superior Court of the State of California for the County of Santa Barbara against Sheppard, Mullin in February 2001. Sheppard, Mullin were engaged by us as our legal counsel for securities matters in 2000. We claimed against Sheppard, Mullin for damages in excess of $100 million dollars. Our action against Sheppard, Mullin was based on attorney malpractice arising from the alleged failure of Sheppard Mullin to advise Easdaq of our concern that we may have issued unregistered securities without an available exemption from the registration requirements of the 1933 Act. We alleged that the failure of Sheppard, Mullin to advise Easdaq of this issue in a timely manner caused Easdaq to suspend the trading of our common stock on the Easdaq market, with the result that the market price for our common stock was significantly devalued.

Sheppard, Mullin filed a defence in this legal proceeding denying any liability to us. This action was set for trial in December 2002. We were able to resolve our legal proceedings against Sheppard, Mullin, to the mutual satisfaction of ourselves and Sheppard Mullin. A dismissal with prejudice was filed in the Santa Barbara Superior Court in February 2003 pursuant to this resolution.

LEON  NOWEK

Mr. Leon Nowek, one of our former directors and former officer, had threatened to take action against us for an alleged breach of his employment agreement dated August 1, 1997, as amended July 27, 1998. Mr. Nowek claimed to be entitled to payment of $1,620,000 in respect of alleged breaches by us of the


                                    24 of 53
employment agreement. An additional amount of $32,511 was claimed by Mr. Nowek for reimbursement of legal costs incurred by Mr. Nowek in connection with the SEC investigation and class action lawsuit in which Mr. Nowek was named a party. We claimed against Mr. Nowek in the amount of $225,000 in respect of a housing loan that we advanced to Mr. Nowek and that had not been repaid.

We concluded a settlement agreement with Mr. Nowek dated effective as of January 29, 2003. Under the terms of this settlement agreement, Mr. Nowek agreed to release us from any liability under the employment agreement and the claimed reimbursable exepsnes. In exchange for this release, we issued to Mr. Nowek 35,675 shares of our Series X Preferred Stock at a deemed price of $20.00 per share and released Mr. Nowek from his $225,000 obligation under the housing loan, for aggregate consideration of $938,500. Each share of Series X Preferred Stock is identical to our common stock except that the shares are non-voting and are convertible at the option of the holder into one hundred shares of our common stock. We also agreed with Mr. Nowek to the exchange of 900,000 shares held by a private company controlled by Mr. Nowek into 9,000 shares of Series X Preferred Stock. The rationale for incorporating this exchange into the settlement was to enable us to provide evidence to the BBX Exchange that none of our officers and directors at the time of our NASDAQ delisting has any current involvement in our business and affairs. Mr. Nowek has agreed not to exercise his conversion rights to the extent that as a result of such conversion Mr. Nowek would own more than 0.5% of our outstanding common stock.

OTHER  LEGAL  PROCEEDINGS

We filed an action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001 against Wendell Anderson, Gerhard Delf, Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian, Kenneth Fitzpatrick, Alain G. Chardon, Joseph D. Castano and Marsha Chandler. We determined to abandon this law suit against all defendants, other than Mr. Delf. Mr. Delf is one of our former directors and our former chief executive officer. We are seeking damages for alleged breach of fiduciary duty by Mr. Delf in connection with his handling of our dealings with Sheppard, Mullin, our former securities legal counsel, that gave rise to our litigation against Sheppard, Mullin and our acquisition of Pacific Baja. Mr. Delf has filed a cross-complaint against us for indemnity and for compensation alleged to be payable by us to Mr. Delf relating to his former position as chief executive officer.

In December 2000, Alain F. Lombard, one of our former consultants, served us with a demand for arbitration. Mr. Lombard alleged breach of contract. We agreed to a stipulated judgment against us in the amount of $180,535 in August 2001. Repayment of this judgment is stipulated at $15,000 per month, commencing October 2001. We completed the first payment of this stipulated judgment but did not complete any further payments. Mr. Lombard has the right to accelerate the unpaid portion of the judgment and enter judgment for the full amount if we default on our payments to Mr. Lombard. Mr. Lombard has again commenced working for us as a consultant and has orally agreed not to enforce the judgment until such time as the Company has sufficient funds to pay the judgment.

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


ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2002.


                                    25 of 53

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, PRICE RANGE OF COMMON STOCK

Turbodyne's common shares are quoted on the OTC Bulletin Board under the symbol TRBD and on the Berlin Stock Exchange under the symbol TUD. Turbodynes' common stock was traded on the Pink Sheets under the symbol "TRBD" from April 2, 1999 to May 3, 2002 when trading commenced on the OTC Bulletin Board.

The following table indicates the high and low bid prices of the common shares during the periods indicated:


                         2001                    2002
                       --------------------------------------------
                         HIGH        LOW         HIGH        LOW

First Quarter          $ 0.46      $ 0.10      $ 0.49      $ 0.22
Second Quarter           0.36        0.105       0.28        0.155
Third Quarter            0.66        0.16        0.33        0.095
Fourth Quarter           0.48        0.175       0.197       0.105

For the first quarter of 2003, the high bid price for our common stock was $0.195 per share and the low bid price was $0.08 per share. The source of the high and low bid price information since May 3, 2002 is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


REGISTERED  HOLDERS  OF  OUR  COMMON  STOCK

As of March 19, 2003, there were approximately 430 registered holders of record of our common stock.


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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Turbodyne completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2002 that have not been reported on its previous Quarterly Reports on Form 10-QSB during the year:

1. On September 27, 2002 we completed a private placement with one non-U.S. investor of 83,333 units at a price of $0.12 per unit for total proceeds of $10,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.32 for a three year term from the date of closing. A total of 83,333 shares and 83,333 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.


                                    26 of 53

2. On October 15, 2002 we completed a private placement with one non-U.S. investor of 20,000 units at a price of $0.10 per unit for total proceeds of $2,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.20 for a three year term from the date of closing. A total of 20,000 shares and 20,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering.

The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3. On October 17, 2002, we completed the sale of 70,000 units at a price of $0.10 per unit for proceeds of $7,000 to two investors. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share for the three year period following closing. A total of 70,000 shares and 70,000 share purchase warrants were issued. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4. On October 24, 2002, we completed the sale of 1,883,333 shares at a price of $0.06 per share for proceeds of $113,000 to two investors. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5. On November 4, 2002 we completed a private placement with one non-U.S. investor of 400,000 shares at a price of $0.06 per share and 50,000 shares at a price of $0.055 per share for total proceeds of $26,750. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6. On November 4, 2002 we completed a private placement with one non-U.S. investor of 312,500 units at a price of $0.08 per unit for total proceeds of $25,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.22 for a three year term from the date of closing. A total of 312,500 shares and 312,500 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7. On November 11, 2002 we completed a private placement with two non-U.S. investors of 250,000 units at a price of $0.08 per unit for total proceeds of

$10,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.22 for a three year term from the date of closing. A total of 250,000 shares and 250,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each of the purchasers is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a


                                    27 of 53
restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

8. On November 12, 2002, we completed the sale of 1,000,000 shares at a price of $0.05 per unit for proceeds of $50,000 to one investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser. The purchaser was one of our existing shareholders. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

9. On November 14, 2002 we completed a private placement with two non-U.S. investors of 150,000 units at a price of $0.10 per unit for total proceeds of $15,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.26 for a three year term from the date of closing. A total of 150,000 shares and 150,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each of the purchasers is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

10. On November 15, 2002 we completed a private placement with one non-U.S. investor of 90,909 units at a price of $0.11 per unit for total proceeds of $10,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.30 for a three year term from the date of closing. A total of 90,909 shares and 90,909 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

11. On November 19, 2002 we completed a private placement with one non-U.S. investor of 90,000 units at a price of $0.12 per unit for total proceeds of $9,800. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.34 for a three year term from the date of closing. A total of 90,000 shares and 90,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

12. On November 22, 2002 we completed a private placement with one non-U.S. investor of 480,000 shares at a price of $0.05 per share for total proceeds of $24,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

13. On November 22, 2002, we completed the sale of 25,000 units at a price of $0.10 per unit for proceeds of $2,500 to one investor. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share for the three year period following closing. A total of 25,000 shares and 25,000 share purchase warrants were issued. The


                                    28 of 53
purchaser is an "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

14. On December 2, 2002 we completed a private placement with one non-U.S. investor of 480,000 shares at a price of $0.05 per share for total proceeds of $24,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

15. On December 6, 2002, we completed the sale of 1,000,000 share at a price of $0.06 per share for proceeds of $60,000 to one investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser. The purchaser is an accredited investor and is one of our existing shareholders. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

16. On December 12, 2002, we completed the sale of 1,000,000 shares at a price of $0.05 per share for proceeds of $50,000 to one investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser. The purchaser is an accredited investor and is one of our existing shareholders. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

17. On December 27, 2002 we completed a private placement with one non-U.S. investor of 306,000 shares at a price of $0.05 per share for total proceeds of $15,300. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.





                                    28 of 53

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

OVERVIEW

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. We are presently pursuing development agreements with original equipment manufacturers for the commercialization of our products. None of our products are currently being sold commercially. Accordingly, we did not earn any revenues during 2002. Our operating results for the years ended December 31, 2002 and 2001 also reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2002  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2001

NET  SALES

We did not achieve any sales during the year ended December 31, 2002. Our net sales were $9,470 for the year ended December 31, 2001. Sales during the year ended December 31, 2001 consisted entirely of refurbishment of Turbopac products sold under our contract with Detroit Diesel Corporation. Our current inability to earn revenues reflects the fact that (i) our new TurboAir product and other new products remain in the development stage; and (ii) we are not able to earn any revenues pursuant to our license agreement with Honeywell as Honeywell is not completing any sales of the Turbopac or Dynacharger products. There have been no sales of the Turbopac(TM) product by Honeywell since June 2000 and our Dynacharger product remains in development.

We anticipate that we will earn revenues during fiscal 2003 in connection with sales of prototypes that are designed and manufactured pursuant to development agreements that we have entered into. These revenues will not be significant in relation to our overall operating costs. We anticipate that we will not be able to generate any significant revenues from sales of the Turbopac or Dynacharger products until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will not be able to generate sales of our TurboAir products until we are able to enter into an agreement with an automotive OEM for the final development and manufacture of this product.

COSTS  OF  SALES

We did not have any costs of sales during the year ended December 31, 2002 in view of the fact that we had no sales. Cost of goods sold, including inventory write-downs, were $363,780 for the year ended December 31, 2001. Cost of goods sold in 2001 consisted exclusively of inventory write-downs associated with Turbopac products. We determined to write down our entire remaining inventory in 2001. We did not incur any costs of goods sold for 2001 other than inventory write-downs due to the fact that we did not engage in any manufacturing activity during that year.

We did not engage in any manufacturing activity during the year ended December 31, 2002 and we anticipate that we will not undertake any manufacturing activity during 2003, other than manufacturing of prototypes for evaluation and demonstration purposes. Our policy regarding revenue recognition is to recognize revenue upon shipment of our products. As no products were shipped during 2002, no revenues were recognized.


                                    30 of 53

GROSS  PROFIT

Gross profit was nil for the year ended December 31, 2002, compared to gross loss of $354,310 for the year ended December 31, 2001. Our gross profit for 2002 reflects our lack of revenues and the fact that we were not engaged in any manufacturing activities during this period. Our gross profit for 2001 reflected our minimal revenues, our cessation of manufacturing activities and our inventory write-downs.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2002 decreased to $1,236,957 from $2,226,966 for the year ended December 31, 2001, representing a decrease of $990,009 or 44.5%. The decrease in our selling, general and administrative expenses was attributable to our determination in 2001 to scale back our business operations to reflect our lack of financing and reduced marketing requirements as a result of the fact that we were no longer directly marketing the Turbopac and Dynacharger products. General and administrative costs included expenses associated with our Carpinteria, California office, our European office, management compensation, administrative staff and overhead. Selling expenses were minimal as we did not undertake any marketing efforts with respect to the Turbopac and Dynacharger products in 2002 or 2001 as these products were governed by our agreements with Honeywell. Our European office was closed in the second quarter of 2002.

RESEARCH  AND  DEVELOPMENT

Research and development costs for the year ended December 31, 2002 increased to $4,947,824 from $3,740,058 for the year ended December 31, 2001, representing an increase of $1,207,766 or approximately 32.2%. Our research and development activities during the year ended December 31, 2002 did not include any joint research and development with Honeywell and involved primarily developing and testing prototypes of our TurboAir products. Approximately 25% of our research and development expenses for 2002 were attributable to our research and development of new products which have yet to reach the stage where we have determined to pursue development agreements with original equipment manufacturers. Our research and development costs related to present and future products are charged to operations in the year incurred. Research and development costs for the year ended December 31, 2001 included our participation in our joint development agreement with Honeywell for the first six months of 2001. This joint research and development with Honeywell was terminated on June 28, 2001. Current research and development costs are associated with our development of our TurboAir products and new products.

COMPENSATION  EXPENSE

We increased our reliance on stock based compensation in order to fund our operations during 2002 due to our limited ability to raise funds for these activities through sales of our equity securities or from revenues generated by
operations.   Stock  based  compensation was used primarily to fund our research and development activities. Stock based compensation included in research and development expenses was $2,029,160 for the year ended December 31, 2002, equaling 41.0% of total research and development expenses, compared to
 $1,528,718 for the year ended December 31, 2001, equaling 40.9% of total research and development expenses. We anticipate that we will continue to fund our research and development expenses using stock based compensation payable to our research and development employees and consultants during 2003. Stock based compensation included in selling, general and administrative expenses was $507,292 for the year ended December 31, 2002, equaling 41.0% of selling, general and administrative expenses, compared to $1,852,179 for the year ended December 31, 2002, equaling 83.2% of total selling, general and administrative expenses.

During 2002, we granted options to purchase 5,857,143 shares of our common stock to various consultants associated with marketing, legal and related matters that we deemed essential to our operations, compared to options to purchase 5,389,566 shares granted in 2001. As a result, we recognized $1,470,930 of non-employee compensation expense during the year ended December 31, 2002 compared to $1,117,097 during the year ended December 31, 2001. From time to time we may grant a significant number of options to purchase common stock to non-employees.


                                    31 of 53

We recognize compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. Had we adopted the fair value method of accounting, our total stock-based compensation expense would have increased to $1,777,830 from $1,470,930 and our loss would have increased from $9,002,745, or $0.09 per share, to $9,309,645, or $0.10 per share. This pro forma information is disclosed in further detail in
Note 8 to our financial statements and in the Summary of Significant Accounting Policies included in our financial statements under the heading "Stock-Based Compensation".

LITIGATION  EXPENSE

We incurred expenses related to litigation in the amount of $2,576,217 for the year ended December 31, 2002 compared to $885,058 for the year ended December 31, 2001, representing an increase of $1,691,159 or 191%. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of this Annual Report on Form 10- KSB. The most significant component of our litigation expense during 2002 was legal expenses attributable to our litigation with Honeywell. Litigation expenses increased overall in 2002 due to an increase in activity in our legal proceedings, specifically the commencement of the Honeywell arbitration proceedings. Litigation expenses in 2003 are anticipated to consist primarily of legal expenses relating to the pending arbitration proceedings in the Honeywell dispute. We believe that our resolution of the Sheppard Mullin law suit, the class action law suits and the Nowek claim and our forbearance agreement with Heartland Financial, as described in Item 3 of Part I of this Annual Report on Form 10-KSB, will contribute to lower litigation expenses in 2003 compared to 2002 and 2001.

NET  LOSS

Our net loss for the year ended December 31, 2002 increased to $9,002,745 from a net loss of $7,365,220 for the year ended December 31, 2001, representing an increase of $1,637,525 or 22.2%. The increase to our net loss was primarily reflective of the increase to our total operating expenses in 2002 compared to 2001, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

CASH  AND  WORKING  CAPITAL

We had cash of $137,517 as at December 31, 2002, compared with cash of $20,257 as at December 31, 2001. Our working capital deficit increased to $12,904,380 as at December 31, 2002, compared to a working capital deficit of $9,328,295 as at December 31, 2001.

LIABILITIES

The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $4,309,909 as at December 31, 2002, compared to $6,169,238 as at December 31, 2001.

Our accounts payable and accrued liabilities both increased during 2002 due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Accounts payable increased to $3,442,541 as at December 31, 2002 from $2,751,769 as at December 31, 2001. Accrued liabilities increased to $5,061,515 as at December 31, 2002 from $354,474 as at December 31, 2001. We have continued during 2002 and are continuing during 2003 to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

We arranged for short term loans from shareholders and other parties in the amount of $169,055 during the year ended December 31, 2002. These loans are unsecured, non-interest bearing advances that we


                                    32 of 53
anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.

CASH  USED  IN  OPERATING  ACTIVITIES

Cash used in operating activities for the year ended December 31, 2002 was $3,051,691, compared to $2,202,546 for the year ended December 31, 2001, representing an increase of $849,145 or 38.6%. The increase in cash used in operating activities necessitated that we increase our financing activities in order to fund our operations.

CASH  PROVIDED  BY  FINANCING  ACTIVITIES

We financed our business operations during 2002 primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our
accrued  liabilities  and  accounts  payable.   Cash  provided  by  financing
activities for the year ended December 31, 2002 was $3,185,176, compared to $2,213,319 for the year ended December 31, 2001.

Financing activities included the issuance of common stock and share purchase warrants for aggregate proceeds of $2,594,151 during the year ended December 31, 2002, compared to $1,909,622 for the year ended December 31, 2001. We raised $2,594,151 in 2002 in private placement transactions that included the issue of an aggregate of 21,832,459 shares of our common stock and associated share purchase warrants, representing an average price of $0.119 per share. We raised $1,909,622 in 2001 in private placement transactions that included the issue of an aggregate of 11,930,528 shares of our common stock and associated share purchase warrants, representing an average price of $0.160 per share. The price at which we completed private placements during 2002 declined from 2001 due to the overall decline in the market price of our common stock.

We received loans of $169,055 during the year ended December 31, 2002, all of which were outstanding as of December 31, 2002. These amounts were received from shareholders and other parties and we anticipate these liabilities will be converted into common stock and share purchase warrants.

We raised $555,714 during the year ended December 31, 2002 by the issuance of an aggregate of 5,377,143 shares pursuant to exercise of stock options by our employees and consultants. We raised $465,338 during the year ended December
31, 2001 by the issuance of an aggregate of 3,874,566 shares pursuant to exercise of stock options by our employees and consultants. All shares issued pursuant to stock option exercises in 2002 and 2001 were registered on Form S-8 registration statements that we filed with the Securities and Exchange Commission.

FINANCING  REQUIREMENTS

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

We will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt. We are presently in the process of negotiating private


                                    33 of 53
placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

CRITICAL  ACCOUNTING  POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated financial statements included in Item 7 of this Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include stock-based compensation, revenue recognition and legal contingencies as explained below:

SUBSTANTIAL  DOUBT  AS  TO  OUR  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $123,592,106 at December 31, 2002, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

STOCK  BASED  COMPENSATION

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No.44, Accounting for
Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense.

REVENUE  RECOGNITION


                                    34 of 53

Our revenues in 2001 related to refurbishment of previously sold product to one customer and is recognized upon completion of service. We recognize revenue upon shipment of product. We had sales of DynachargerTM prototypes to one significant customer constituting approximately 100% of net sales in 2000, although there have been no new orders for TurbopacTM products since June 2000.

LEGAL  CONTINGENCIES

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Notes 7 and 12 of our consolidated financial statements, where appropriate, we have accrued amounts which we believe we will be required to pay to settle litigation. We believe that the other lawsuits will be settled in our favor or are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect in our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

NEW  ACCOUNTING  PRONOUNCEMENTS


In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections ("SFAS No. 145"). Among other things, SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The Company will adopt these standards effective for its fiscal year commencing January 1, 2003. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. Future acquisitions are required to adhere to these new standards.


                                    35 of 53

ITEM 7.     FINANCIAL  STATEMENTS.


Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended December 31, 2002 and 2001, including the following:

1.   Independent  Auditors'  Report  of  BDO  Dunwoody;

2.   Consolidated  Balance Sheets as at December 31, 2002 and December 31, 2001.

3. Consolidated Statements of Operations for the years ended December 31, 2002 and 2001.

4. Consolidated Statements of Capital Deficit for the years ended December 31, 2002 and 2001.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.

6.   Summary  of  Significant  Accounting  Policies.

7.   Notes  to  the  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Disclosure regarding the Company's change of independent accountant from McGowan Guntermann to BDO Dunwoody LLP effective March 6, 2002 has been previously reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2002 and the Company's Annual Report on Form 10-KSB filed with the SEC on April 29, 2002.



                                    36 of 53

          Turbodyne  Technologies,  Inc  and  Subsidiaries
          Consolidated  Financial  Statements
          For  the  years  ended  December  31,  2002  and  2001

          Turbodyne  Technologies,  Inc  and  Subsidiaries
          Consolidated  Financial  Statements
          For  the  years  ended  December  31,  2002  and  2001




                                                                        Contents
--------------------------------------------------------------------------------


Independent  Auditors'  Report

Consolidated  Financial  Statements

     Balance  Sheets

     Statements  of  Operations

     Statements  of  Capital  Deficit

     Statements  of  Cash  Flows

     Summary  of  Significant  Accounting  Policies

     Notes  to  the  Financial  Statements

BDO           BDO DUNWOODY LLP                    600 Park Place
---           Chartered Accountants               666 Burrard Street
                                                  Vancouver, BC, Canada  V6C 2X8
                                                  Telephone: (604) 688-5421
                                                  Telefax: (604) 688-5132
                                                  E-mail: vancouver@bdo.ca
                                                  www.bdo.ca





--------------------------------------------------------------------------------

                                                    Independent Auditors' Report

--------------------------------------------------------------------------------

The  Board  of  Directors  and  Stockholders  of
Turbodyne  Technologies,  Inc.

We have audited the Consolidated Balance Sheets of Turbodyne Technologies, Inc. and subsidiaries as at December 31, 2002 and 2001 and the related Consolidated Statements of Operations, Capital Deficit and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $123,592,106 and a total capital deficit of $11,903,462 at December 31, 2002. It has used most of its available cash in its operating activities in recent years and is subject to numerous lawsuits brought against it by other parties, and based on the Company's projected cash flows for the ensuring year, it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, British Columbia
February 28, 2003

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets



December 31                                            2002            2001
-----------------------------------------------------------------------------
Assets

Current
  Cash                                         $     137,517   $      20,257
  Prepaid expenses and other
   current assets                                     14,194               -
                                               ------------------------------
  Total current assets                               151,711          20,257

Property and equipment (Note 2)                      168,918         210,550
Licenses (Note 9(e))                                 832,000       1,040,000
                                               ------------------------------
Total Assets                                   $   1,152,629   $   1,270,807
=============================================================================

Liabilities and Capital Deficit

Liabilities

Current
  Term debts (Note 3)                          $      73,071   $      73,071
  Accounts payable (Note 4)                        3,442,541       2,751,769
  Accrued liabilities                              5,061,515         354,474
  Provision for lawsuit settlements
   (Notes 7 and 11)                                4,309,909       6,169,238
  Loans payable (Note 5)                             169,055               -
                                               ------------------------------
    Total current liabilities                     13,056,091       9,348,552
                                               ------------------------------

Capital Deficit
  Share Capital
    Authorized
          1,000,000 preferred shares,
            par value $0.001
        150,000,000 (2001 - 100,000,000)
            common shares, par value $0.001
    Issued
        115,620,517 common shares in
          2001 (2001 - 84,036,915)                   115,621          84,037
  Treasury stock, at cost (378,580 shares)        (1,907,612)     (1,755,534)
  Additional paid-in capital                     113,445,516     108,147,994
  Other comprehensive income -
    Foreign exchange translation gain                 35,119          35,119
  Accumulated deficit                           (123,592,106)   (114,589,361)
                                               ------------------------------

    Total capital deficit                        (11,903,462)     (8,077,745)
                                               ------------------------------

Total Liabilities and Capital Deficit          $   1,152,629   $   1,270,807
=============================================================================


   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                           Consolidated Statements of Operations


For the years ended December 31                      2002          2001
---------------------------------------------------------------------------

Net sales                                        $         -   $     9,470
Cost of sales, including inventory write-downs             -       363,780
                                                 --------------------------
  Gross profit (loss)                                      -      (354,310)
                                                 --------------------------

Expenses
  Selling, general and administrative
   (Notes 7, 8 and 9)                              1,236,957     2,226,966
  Research and developments costs
   (Notes 8 and 9)                                 4,947,824     3,740,058
  Litigation expense (Notes 7, 9 11
   and  12)                                        2,576,217       885,058
  Depreciation and amortization                      265,857       150,745
                                                 --------------------------
    Total operating expenses                       9,026,855     7,002,827
                                                 --------------------------
Loss from operations                              (9,026,855)   (7,357,137)

Other income (expense)
  Miscellaneous income                                35,355             -
  Interest expense, net                               (7,245)      (21,778)
  Gain on disposal of assets                               -        17,695
                                                 --------------------------
Loss before income taxes                          (8,998,745)   (7,361,220)

Income tax expense (Note 6)                           (4,000)       (4,000)
                                                 --------------------------
Net loss for the year                            $(9,002,745)  $(7,365,220)
===========================================================================

Loss per common share - basic and diluted        $     (0.09)  $     (0.11)
===========================================================================

Weighted average shares used for
 basic and diluted loss per share                 95,855,458    69,351,716
===========================================================================


   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Consolidated Statements of Capital Deficit



                                     Common Stock            Treasury Stock
                              -------------------------------------------------
                                Shares        Amount       Shares       Amount
                              ----------------------------------------------------
Balance,
January 1, 2001                58,151,821  $    58,152     378,580   $(1,755,534)

Exercise of stock
 options (Note 8)               3,874,566        3,875           -             -

Private placements of
 common stock (Note 9)         11,930,528       11,930           -             -

Issuance of stock for
 services (Note 9)              3,780,000        3,780           -             -

Issuance of stock recorded
 as compensation (Note 9)       3,500,000        3,500

Issuance of stock and
 warrants for licenses
 (Note 9)                       2,000,000        2,000           -             -

Issuance of stock and
 warrants for settlement
 of a guarantee (Note 9)          800,000          800           -             -

Issuance of stock options
 to non-employees for
 services (Note 8)                      -            -           -             -

Net loss for the year                   -            -           -             -
                              ----------------------------------------------------

Balance, December 31, 2001     84,036,915       84,037     378,580    (1,755,534)

Exercise of stock
 options (Note 8)               5,377,143        5,377           -             -

Private placements
 of common stock               21,832,459       21,833           -             -

Issuance of stock
 for services (Note 9)          4,374,000        4,374           -             -

Issuance of stock options
 to non-employees for
 services (Note 8)                      -            -           -             -

Inception of Turbodyne
 Technologies Inc.
 (Nevada Company) on
 August 15, 2002 (Note 9)               1            1           -             -

Adjustment for reverse
 acquisition of Turbodyne
 Technologies, Inc. (Nevada
 Company) on September 12, 2002        (1)          (1)          -             -

Obligation to acquire
 Company shares (Note 9)                -            -           -      (152,078)

Liability for settlement of
 equity instruments (Note 9)            -            -           -             -

Net loss for the year                   -            -           -             -
                              ----------------------------------------------------

Balance, December 31, 2002    115,620,517  $   115,621     378,580   $(1,907,612)
==================================================================================


                                Additional       Other
                                 Paid-in     Comprehensive   Accumulated      Capital
                                 Capital        Income         Deficit        Deficit
                              ----------------------------------------------------------
Balance,
January 1, 2001               $101,126,022  $     35,119    $(107,224,141) $ (7,760,382)

Exercise of stock
 options (Note 8)                  461,463             -                -       465,338

Private placements of
 common stock (Note 9)           1,897,692             -                -     1,909,622

Issuance of stock for
 services (Note 9)                 790,020             -                -       793,800

Issuance of stock recorded
 as compensation (Note 9)        1,466,500             -                -     1,470,000

Issuance of stock and
 warrants for licenses
 (Note 9)                        1,038,000             -                -     1,040,000

Issuance of stock and
 warrants for settlement
 of a guarantee (Note 9)           251,200             -                -       252,000

Issuance of stock options
 to non-employees for
 services (Note 8)               1,117,097             -                -     1,117,097

Net loss for the year                    -             -       (7,365,220)   (7,365,220)
                              ----------------------------------------------------------

Balance, December 31, 2001     108,147,994        35,119     (114,589,361)   (8,077,745)

Exercise of stock
 options (Note 8)                  550,337             -                        555,714

Private placements
 of common stock                 2,572,318             -                      2,594,151

Issuance of stock
 for services (Note 9)           1,061,156             -                      1,065,530

Issuance of stock options
 to non-employees for
 services (Note 8)               1,470,930             -                      1,470,930

Inception of Turbodyne
 Technologies Inc.
 (Nevada Company) on
 August 15, 2002 (Note 9)                -             -                -             1

Adjustment for reverse
 acquisition of Turbodyne
 Technologies, Inc. (Nevada
 Company) on September 12, 2002          -             -                -            (1)

Obligation to acquire
 Company shares (Note 9)                 -             -                -      (152,078)

Liability for settlement of
 equity instruments (Note 9)      (357,219)            -                -      (357,219)

Net loss for the year                    -             -       (9,002,745)   (9,002,745)
                              ----------------------------------------------------------

Balance, December 31, 2002    $113,445,516  $     35,119    $(123,592,106) $(11,903,462)
========================================================================================



   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                           Consolidated Statements of Cash Flows


For the years ended December 31                    2002          2001
-------------------------------------------------------------------------
Cash provided by (used in)
Operating activities
  Net loss for the year                        $(9,002,745)  $(7,365,220)
  Adjustments to reconcile net
   loss to net
  cash used in operating activities:
    Depreciation and amortization                  265,857       150,745
    Writedown of inventory assets                        -       363,780
    Gain on sale of assets                               -       (17,695)
    Stock option compensation                    1,470,930     1,117,097
    Stock issued for services                    1,065,530       793,800
    Issuance of stock recorded
     as compensation                                     -     1,470,000
    Stock and warrants issued
     on settlement of
      a guarantee                                        -       252,000
  (Increase) decrease in operating assets
    Trade accounts receivable                            -       334,209
    Prepaid expenses and other
     current assets                                (14,194)       13,279
    Other assets                                         -        37,793
  Increase in operating liabilities
    Accounts payable                               690,772       101,080
    Accrued liabilities and provision
     for lawsuit
      settlements                                2,472,159       546,586
                                               --------------------------
                                                (3,051,691)   (2,202,546)
                                               ==========================
Investing activities
  Purchase of property and equipment               (16,225)       (8,211)
  Proceeds from sale of property,
   plant and equipment                                   -        17,695
                                               --------------------------
                                                   (16,225)        9,484
                                               ==========================
Financing activities
  Net proceeds from loans payable
   and short-term
    Borrowings                                     169,055             -
  Repayment of bank overdraft                            -       (65,366)
  Repayments under term borrowings                       -       (96,275)
  Issuance of common stock                       2,594,151     1,909,622
  Proceeds from exercise of stock options          555,714       465,338
  Purchase of treasury stock                      (133,744)            -
                                               --------------------------
                                                 3,185,176     2,213,319
                                               --------------------------
Net increase in cash                               117,260        20,257
Cash, beginning of year                             20,257             -
                                               --------------------------
Cash, end of year                              $   137,517   $    20,257
                                               ------------  ------------
================================================================================
Supplementary disclosure of cash
 flow information
  Cash paid during the year
    Interest                                   $         -   $         -
    Income taxes                               $     4,000   $     4,000
Supplementary disclosure of non-cash
 investing and financing activities:
  Stock option compensation
   (Notes 8 and 9)                             $ 1,470,930   $ 1,117,097
  Stock issued for services (Note 9)           $ 1,065,530   $   793,800
  Accrued liability for repurchase of shares   $    18,334   $         -
  Liability for settlement of equity
   instruments (Note 9)                        $   357,219   $         -
  Issuance of stock recorded as
   compensation (Note 9)                       $         -   $ 1,470,000
  Stock and warrants issued for
   licenses (Note 9)                           $         -   $ 1,040,000
  Stock and warrants issued on
   settlement of a
    guarantee (Note 9)                         $         -   $   252,000
================================================================================



   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2002  and  2001

Nature  of Business

Turbodyne Technologies, Inc. and subsidiaries (the Company), a Nevada corporation, engineers, develops and markets products designed to enhance performance and reduce emissions of internal combustion engines. The Company has developed a patented technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines. The Company has incorporated this technology into two primary products: the Turbopac and the Dynacharger, collectively called the Turbodyne
Products.  The  Company  operates  in  one  operating  segment.

The Company has not generated significant revenues from its operations that develop engine enhancement products. The Company anticipates that future revenue from these operations will come from license and royalty fees, not product sales.

Through a wholly owned subsidiary, the Company previously manufactured aluminum cast automotive products, including engine and vehicle components, chassis and specialty wheels. This subsidiary also manufactured all of the engineered aluminum components for the Turbodyne Products. This wholly owned subsidiary was sold by order of the Bankruptcy Court on December 23, 1999 (Note 11).

The Company was delisted from the Nasdaq SmallCap Market and delisted from trading on NASDAQ Europe during 2001.

Principles  of  Consolidation
The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems Inc. and Pacific Baja Light Metals Corp. ("Pacific Baja") (Note
11). All material intercompany accounts and transactions have been eliminated on consolidation.

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
     Furniture  and  fixtures    -  5  to  10  years
     Leasehold  improvements     -  length  of  lease,  not  to  exceed
                                    economic  life
Licenses

Licenses are recorded at cost and are being amortized at $208,000 per year over their estimated useful life, which is estimated to be five years in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2002  and  2001
--------------------------------------------------------------------------------

Valuation  of Long-Lived Assets

The Company recognized recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. The statement is applied prospectively. No impairment was required to be recognized during 2002 and 2001.

Recognition  of  Revenue, Significant Customers and Concentration of Credit Risk

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

Earnings (Loss) Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the years presented.

For the years ended December 31, 2002 and 2001, options and warrants to purchase 36,557,751 and 19,797,413 common shares were outstanding during the years but were not included in the computation of diluted earnings per share because the options would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations. Fair Value of Financial Instruments The fair values of the Company's cash, term debts, accounts payable, accrued liabilities and loans payable approximate their carrying values because of the short-term maturities of these instruments.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2002  and  2001
--------------------------------------------------------------------------------


Stock-Based  Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options.

In accordance with FIN 44, a change in status of the optionee creates a new measurement date and compensation costs shall be measured under the appropriate method of accounting as if the outstanding award was granted on that date. However, no adjustment is made to compensation expense recognized prior to the change in status of the optionee when there is no modification to the terms of the options or awards.

SFAS No. 123 requires the Company to provide pro-forma information regarding net income as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model.

The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed in Note 8.

                                              Years  Ended
                                              December  31
                                          2002              2001
                                         --------------------------
       Net loss, as reported             $ (9,002,745) $(7,365,220)
       Deduct:  Stock-based  compensation
       expense  determined  under  fair-value
       based  method  for  all  awards  not
       included  in  net  loss              (306,900)            -
                                         --------------------------
       Pro-forma  net  loss              $(9,309,645)  $(7,365,220)
                                         ==========================
       Loss  per  share:
       Basic  and  diluted - as reported $     (0.09)  $     (0.11)
                                         ==========================
       Basic and diluted - pro-forma     $     (0.10)  $     (0.11)
                                        ===========================
Research and Development

Research and development costs related to present and future products are charged to operations in the year incurred.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2002  and  2001
--------------------------------------------------------------------------------

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

Foreign  Currency  Translation
Assets and liabilities of the Company denominated in foreign currencies have been translated at the exchange rate in effect at the year end date while revenues and expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital deficit.

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

Comprehensive  Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No.
130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the years ended December 31, 2002 and 2001.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2002  and  2001
--------------------------------------------------------------------------------


Cash  and  Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

Legal  Fees

The  Company  expenses  legal  fees  in  connection with litigation as incurred.


New  Accounting  Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections ("SFAS No. 145"). Among other things, SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                      Summary of Significant Accounting Policies
December  31,  2002  and  2001
--------------------------------------------------------------------------------


Reclassification

Certain comparative amounts have been reclassified to conform with the current year's presentation.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2002  and  2001
--------------------------------------------------------------------------------

1.     Ability  to  Continue  as  a  Going  Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in recent years, has an accumulated deficit of $123,592,106 and a total capital deficit of $11,903,462 at December 31, 2002. It has used most of its available cash in its operating activities in recent years and is subject to lawsuits brought against it by other parties, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. Although the Company continues to raise operating funds with a combination of debt and equity instruments there is no guarantee that the Company will be able to continue to finance operations by this method.

The  Company  continues  to  examine  its  operations  and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to satisfactorily settle litigation, including its dispute with Honeywell, the present holder of the Company's core technology (Note 12) and raise substantial monies or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. If the going concern assumption was not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.
--------------------------------------------------------------------------------

2.     Property  and  Equipment


     Property  and  equipment,  at  cost,  is  summarized  as  follows:

                                                       2002        2001
                                                    ----------------------
Machinery and equipment                             $2,068,014  $2,060,789
  Transportation equipment                             135,991     126,991
  Furniture and fixtures                               165,723     165,723
  Leasehold improvements                               116,304     116,304
                                                    ----------  ----------
                                                     2,486,032   2,469,807
  Less: accumulated depreciation, amortization and
   provision for impairment of assets                2,317,114   2,259,257
                                                    ----------  ----------


Net property and equipment                        $  168,918  $  210,550
                                                    ======================



                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------


3.     Term  Debts

Term  debts  at  December  31,  2002  and  2001  consist  of  the  following:

                                                2002          2001
                                          -----------------------------
            Notes payable to officers     $     15,500     $     15,500
            Other                               57,571           57,571
                                          -----------------------------


            Total term debts              $     73,071     $     73,071
                                          =============================


The Company is in arrears on capital lease obligations included in other term debts, accordingly, amounts owing are classified as current.

Notes payable to officers are unsecured, due on demand and non-interest bearing.
--------------------------------------------------------------------------------

4.     Accounts  Payable

Included in accounts payable is $361,485 in amounts collateralized by certain assets, including the proceeds in litigation settlements (Notes 7 and 12) and bearing interest at 7% per annum. Interest charges are due annually on December 10 and the principal is due no later than December 10, 2005.
--------------------------------------------------------------------------------

5.     Loans  Payable

During the year ended December 31, 2002, the Company received from shareholders and other parties $169,055 in unsecured, non-interest bearing advances.
Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.

6.     Income  Taxes

Income tax expense is comprised of the following for the years ended December 31, 2002 and 2001:
                     2002             2001
                  ---------------------------


Current
     State        $     4,000     $     4,000
                  ===========================

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------


6.     Income  Taxes  -  Continued

Total income tax expense for the years ended December 31, 2002 and 2001 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:




                                                         2002            2001
                                                   ---------------------------


  Computed "expected" income tax benefit           $ (3,601,097)$  (2,946,088)
  Non-deductible stock option compensation              588,372             -
  Non-deductible expenses                               185,507       455,351
  Effect of elimination of dissolved
  subsidiary's loss
  carryforward                                        6,225,437             -
  Change in valuation allowance                      (3,394,219)    2,494,737
                                                   ---------------------------



                                                    $     4,000   $     4,000
                                                   ===========================

  The tax effects of temporary differences that
   give rise to the deferred tax assets and
  liabilities at December 31, 2002 and 2001
   are as follows:
                                            2002            2001
                                     ------------------------------
Deferred tax assets
Accrued liabilities                  $  2,024,605    $     141,789
Reserve for lawsuit settlements         1,723,964        2,467,695
Fixed assets                              254,138          766,351
Alternative minimum tax credit             55,000           55,000
Net operating loss carryover           27,304,754       31,325,845
Gross deferred tax assets              31,362,461       34,756,680
                                     ------------------------------
Less valuation allowance              (31,362,461)     (34,756,680)
Deferred tax assets,
 net of valuation allowance           $         -    $           -
                                     ==============================



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2002 or 2001. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

6.     Income  Taxes  -  Continued

At December 31, 2002, the Company had net operating loss carryforwards of approximately $68,000,000 (2001 - $87,000,000) for US income tax purposes, which if not used, will expire between the years 2010 and 2024. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward which the Company can utilize to offset income for tax purposes in a year in the future.
--------------------------------------------------------------------------------

7.     Commitments  and  Contingencies

a)     Leases

The Company leases certain factory and office premises in California under a noncancelable operating lease expiring January 2005. Rental expense for 2002 and 2001 was approximately $370,000 and $824,000, respectively.

The Company, prior to July 1, 2001, subleased its Carpinteria facility from American Appliance, Inc., a private company controlled by a former director of the Company. Rental expense for this facility in 2001 was approximately $489,000. The Company leased the Pacific Baja facility in Mexico from certain stockholders of the Company. In 2001 rental expense includes $335,000, which arose due to guarantees provided by the Company (2002 - $Nil). See Note 11 regarding the sale of Pacific Baja assets.


Minimum future rental commitments under the operating leases as of December 31, 2002 are:

     Year  ending  December  31
     2003                                    $     346,080
     2004                                          346,080
     2005                                           28,840
                                             --------------


     Total future minimum lease payments     $     721,000
                                             ==============


b)     Litigation

TST

In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note
11) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

7.     Commitments  and  Contingencies  -  Continued

          The Company and TST entered a settlement agreement and release. Under the terms of the agreement, the Company must:

     i) Issue 1,000,000 shares of common stock to the president of TST and agree to register the resale of these shares by filing a registration statement with the Securities and Exchange Commission;

     ii)  Issue  2,000,000  shares  of  common  stock  to  TST;

     iii) Agree to the immediate entry of judgement against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgement would immediately increase by any amount that TST is compelled by judgement or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

     iv) any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgement against the Company in favour of TST.

At December 31, 2002, the Company has included $4,560,000 (2001 - $4,196,000) in regard to this matter in provision for lawsuit settlements and accrued liabilities. The Company has recorded the accrued liability related to the share issuances discussed above based on the market value of the shares at the date the settlement and release agreement was signed. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

c)     SEC  Investigation

The Company was subject to SEC investigations of its press releases issued between May 1997 and September 1998 and as to whether the Company had issued unregistered shares in contravention of the Securities Act of 1933. These investigations were concluded against the Company in February 2002 with no significant impact on the Company's financial position.

d)     Class  Action  Lawsuits

The consolidated class action complaints filed against the Company were brought on behalf of individuals claiming that they purchased shares of the Company's common stock during the period from March 1, 1997 through January 22, 1999. The plaintiffs sought unspecified damages arising from alleged misstatements concerning such matters as the technological capability and actual and potential sales of the Company products and the demand and acceptance of Company products. The plaintiffs alleged that these misstatements caused the price of the Company's common stock to be artificially inflated during the class period. These actions were tendered to the Company's insurance carriers.

The Company reached a settlement agreement that resulted in the final disposition of these legal proceedings. The agreed terms of settlement provided for a stipulated judgement against the Company in the amount of $7.9 million which was satisfied through the Company's directors' and officers' liability insurance policies. The plaintiff's case against the Company and the co-defendants has been dismissed with prejudice and the plaintiffs will not have any right to pursue execution against the Company or its assets.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

7.     Commitments  and  Contingencies  -  Continued

e)     Other


The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions. See below and Notes 11 and 12 for additional legal matters.

f)     Settlement

Subsequent to December 31, 2002, the Company entered a settlement agreement and release in connection with legal proceedings it had initiated against its former legal counsel.

g)     Royalties

The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate the licensed technology referred to in Note 9.
--------------------------------------------------------------------------------

8.     Stock  Options

On October 1, 1999 the Company established the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 4,800,000 shares of common stock. The exercise price of each option shall be determined by the Board of Directors but in no instance be less than the fair market value of the shares of the Company determined as of the closing price of the common shares of the Company on the day preceding the date of the grant. The options maximum term is ten years. As of December 31, 2002 and 2001, the number of unoptioned shares available for granting of options under the plan were Nil and 3,142,604, respectfully.

On June 3, 2002, the Company established the 2002 stock option plan (the "2002 Plan"). Under the 2002 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 6,000,000 shares of common stock. The option's maximum term is ten years. The Board of Directors will determine the terms of any options or other rights granted under the 2002 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of options to be granted under the 2002 Plan to any participant is 180,000 per year. As of December 31, 2002, the number of unoptioned shares available for granting of options under the plan was 2,155,461.

All options granted under both plans are fully vested and exercisable immediately.



On December 6, 2002, the Company established the 2002 Nevada stock incentive plan (the "2002 Nevada Plan"). Under the 2002 Nevada Plan, the Company may grant common stock to its directors, officers, employees and consultants for up to 7,500,000 shares. The maximum term of the 2002 Nevada Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2002 Nevada Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of the grant. As of December 31, 2002, no stock awards have been granted under the 2002 Nevada Plan.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------


8.     Stock  Options  -  Continued

The following summarizes information relating to stock options during 2002 and 2001:

                                                       2002
                 Non-employees              Employees            Total
             ---------------------------------------------------------------------


                           Weighted                 Weighted             Weighted
                           Average                  Average              Average
                           Exercise                 Exercise             Exercise
              Shares       Price      Shares        Price     Shares     Price
             ---------------------------------------------------------------------

--
Outstanding at
beginning of year  1,913,415   $    1.46           -   $     -   1,913,415   $ 1.46
Granted            5,857,143   $    0.10   1,130,000   $  0.34   6,987,143   $ 0.14
Exercised         (5,377,143)  $    0.10           -   $     -  (5,377,143)  $ 0.10
Expired             (100,000)  $    5.25           -   $     -    (100,000)  $ 5.25
             ------------------           -------------         -----------
                   2,293,415   $    1.01   1,130,000   $  0.34   3,423,415   $ 0.79
Change of
status of
optionee          (1,161,700)  $    0.75   1,161,700   $  0.75           -   $    -
             ------------------           -------------         ------------



Outstanding at
end of year        1,131,715   $    1.28   2,291,700   $  0.55   3,423,415   $ 0.79
Options exercisable
at end of year     1,131,715   $    1.28   2,291,700   $  0.55   3,423,415   $ 0.79
             ========================================================================
Weighted average
fair value of
options granted
during the year            -   $    0.25           -   $  0.27           -   $ 0.25
2001         =======================================================================


                                                       2001
                 Non-employees              Employees            Total
             ---------------------------------------------------------------------


                           Weighted                 Weighted             Weighted
                           Average                  Average              Average
                           Exercise                 Exercise             Exercise
              Shares       Price      Shares        Price     Shares     Price
             ---------------------------------------------------------------------

--
Outstanding at
beginning
of year       678,668   $    3.39   5,013,050   $  3.69   5,691,718   $ 3.66

Granted     5,389,566   $    0.16           -   $     -   5,389,566   $ 0.16
Exercised  (3,874,566)  $    0.12           -   $     -  (3,874,566)  $ 0.12
Forfeited    (280,253)  $    4.65  (5,013,050)  $  3.69  (5,293,303)  $ 3.74
             ------------------   -------------           -----------

Outstanding
at end
of year     1,913,415   $    1.46           -   $     -   1,913,415   $ 1.46

Options
exercisable
at end
of year     1,913,415   $    1.46           -   $     -   1,913,415   $ 1.46
            =================================================================
Weighted
average
fair
value of
options
granted
during
the year            -   $    0.21           -   $     -           -   $ 0.21
            =================================================================



     At December 31, 2002, the following is a summary of stock options outstanding:

                                                                       Weighted-
                                                                         Average
                                                                       Remaining
                                                                     Contractual
                                 Exercise Price          Number     Life (Years)
--------------------------------------------------------------------------------
                                                     0.10          450,000     5
                                              0.16 - 0.25          730,000     3
                                                     0.30          750,000     1
                                                   0.35          1,195,000     2
                                              1.87 - 8.50          298,415     1
                                                                ----------------

                                                                 3,423,415     2
                                                                ================

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

8.     Stock  Options  -  Continued

     Issuance  of  Stock  Options  to  Non-employees  for  Services

The Company has recorded $1,470,930 and $1,117,097 of compensation expense in 2002 and 2001, respectively, relating to stock options issued to non-employees for services rendered during those years.

The per share weighted average fair value of stock options granted during 2002 and 2001 was $0.25 and $0.21, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2002 and 2001 expected dividend yield 0%; expected volatility of 188% in 2002 (2001 - 100%) 2002 risk-free interest rate of between 2.36% and 4.18% (2001 - between 5% and 7.2%) and expected life equal to 1 to 3 years (2001
-  1  to  4  years).

Issuance  of  Stock  Options  to  Employees  for  Services

The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees. Accordingly, compensation cost of $Nil (2001
- $Nil) has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS Statement 123, the Company's net loss and earnings per share would have been reduced to the pro-forma amounts indicated in the summary of significant accounting policies in connection with options granted to employees.

The per share weighted average fair value of stock options granted to employees during 2002 and 2001 was $0.27 and $Nil, respectively, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2002 and 2001 expected dividend yield 0%; expected volatility of 1.90% in 2002 (2001 - 100%), risk-free interest rate of between 2.36% and 4.18%; and expected life equal to 36 months.
--------------------------------------------------------------------------------

9.     Shareholders'  Equity

a)     Authorized  Capital

The Company completed a merger with an inactive shell company and was reincorporated on September 12, 2002 as a Nevada corporation. In connection therewith, the authorized number of common shares was increased to 150,000,000 and all outstanding shares, options and warrants in the previous company were converted into similar instruments of the Nevada corporation.

Subsequent to year end, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share and are convertible into 100 common shares at the discretion of the holder.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

9.     Shareholders'  Equity  -  Continued

As at December 31, 2002, the Company's potentially diluted common shares exceeded the authorized shares. The Company has recorded $357,219 in accrued liabilities to account for the potential cash settlement of these financial instruments.

b) During 2002, the Company issued 4,374,000 shares to consultants in consideration for services, at ascribed values ranging between $0.10 and $0.33 per share (based on the trading price of the Company's common stock on the issuance date).

c) During 2001, in connection with a private placement, 3,500,000 shares were issued to a director without proper consideration being received. While management was of the opinion that these shares should have been returned for cancellation in 2001 and vigorously pursued the return of these shares, the amounts receivable at December 31, 2001, $1,470,000, were recorded as selling, general and administration expense in these financial statements. During 2002, in addition to shares acquired under the Share Buy-Back Plan (Note 9(j)), the Company entered an agreement to acquire, from the director for cancellation, 3,500,000 shares for $152,078 and 3,142,000 shares for $0.17 per share. The Company has paid $133,744 in installments in connection with the acquisition of the 3,500,000 shares, has recorded amounts paid as a charge to Treasury shares and accrued the balance owing, which is in arrears. The related shares have not yet been received or cancelled. The remaining 3,142,000 shares will be acquired as the Company's financial position allows it to do so.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

9.     Shareholders'  Equity  -  Continued

d) During 2001, the Company issued 3,780,000 common shares, including 2,000,000 common shares to a former director in consideration for services, at an ascribed value of $0.21 per share (being the trading price of the Company's common stock on the issuance date).

e) During December 2001, the Company acquired from a former consultant and shareholder, license interests in consideration for the issuance of 2,000,000 common shares at an ascribed value of $0.40 per share (being the trading price of the Company's common stock on the issuance date) and 2,000,000 warrants exercisable at $0.30 for four years. Using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 100%, risk-free interest rate of between 5.00% and 7.20% and expected life equal to four years, the warrants were assigned a value of $240,000. For the year ended December 31, 2002, amortization of these license interests in the amount of $208,000 was charged against original cost resulting in a net book value of $832,000 recorded on the balance sheet.

f) During 2001, the Company issued to a supplier in settlement of a guarantee, 200,000 warrants exercisable at $0.25 for three years and 800,000 shares at an ascribed value of $0.27 per share (being the trading price of the Company's common stock on the issuance date). Using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 100%, risk-free interest rate of between 5.00% and 7.20% and expected life equal to three years, the warrants were assigned a value of $36,000.

g) Subsequent to December 31, 2002, the Company issued a total of 9,155,745 shares of common stock, of which, 6,202,333 shares were issued in connection with private placements for net proceeds of $354,450, 750,000 shares were issued upon exercise of options with an exercise price of $0.10 and the remaining 2,203,412 shares were issued under the 2002 Nevada Plan for services with an ascribed value of $346,664 (based on the trading price of the Company's common stock on the dates service agreements were entered).

Subsequent to December 31, 2002, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 shares held in escrow by a former director and a former officer (Note 9(i)), 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. The transactions were recorded based on amounts settled in agreements and resulted in 2002 charges of $180,000, $720,000 and $713,500 to selling, general and administrative, research and development and litigation expenses, respectively.

h)  Stock  Purchase  Warrants

At December 31, 2002 and 2001, the Company had 33,134,336 and 17,883,998 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.20 to $4.25 per share with a weighted average exercise price of $0.48 per share and expiration dates between 2003 and 2005. Subsequent to December 31, 2002, 4,679,488 warrants with a weighted average exercise price of $0.35 per share expired unexercised.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements

December  31,  2002  and  2001
--------------------------------------------------------------------------------

9.     Shareholders'  Equity  -  Continued

i)  Shares  in  Escrow

Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company. (See Note 9(g)).

j)  Share  Buy-Back  Plan

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at December 31, 2001.
--------------------------------------------------------------------------------

10.     Related  Party  Transactions

The Company made payments to related parties not disclosed elsewhere in these financial statements, as follows:
                                                         2002          2001
                                          ---------------------------------
                        Rent (Note 7)     $     370,000     $     824,000
                                          ---------------------------------

During prior years, the Company advanced $879,020 to former directors. Although the Company is actively pursuing collection of these loans to the former directors the amounts were considered doubtful as of December 31, 2002 and 2001 and were fully reserved.

The Company previously leased the Carpinteria facility and the Pacific Baja facility from related parties (Note 7(a)).
--------------------------------------------------------------------------------

11.     Pacific  Baja  Bankruptcy

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

In connection with the bankruptcy proceedings, which are still pending, the creditors' committee was investigating the Company and some of its former directors and officers as to whether preferential transfers were made to the Company and its affiliates before the Chapter 11 case began (see Note 7(b)).

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

11.     Pacific  Baja  Bankruptcy  -  Continued

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

In May 2000, Heartland Financial Corporation ("Heartland"), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and has obtained judgement against the Company in the amount of approximately $535,000, which is included in the legal liability reserve. Subsequent to December 31, 2002, the Company paid $250,000 towards the partial settlement of these claims.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
December  31,  2002  and  2001
--------------------------------------------------------------------------------

12.     Joint  Agreement

In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with Honeywell Turbocharging Systems ("Honeywell"), a division of AlliedSignal Inc. ("Honeywell"). Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger(TM) and the Turbopac(TM)) for $6.8 million. This amount was used in settlement of a judgment. In addition, under these agreements, the Company and Honeywell were to share the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger(TM) and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines.

The Company commenced an action for damages against Honeywell in the United States District Court, Central District of California in August 2001 alleging, among other matters, that Honeywell's conduct constituted a restraint of trade and the delay of the commercialization of the Company's technology. The Company was seeking unspecified damages and costs. This litigation has been withdrawn pending the outcome of the arbitration proceedings discussed below.

Prior to the Company commencing the above legal proceedings, Honeywell initiated arbitration proceedings under the joint development and licensing agreements. Honeywell is seeking unspecified damages and costs and termination of the license agreement and the joint development agreement based on their allegations that the Company breached the agreements and is unwilling and unable to perform future obligations under the agreements.

The outcome of the legal matters regarding the dispute with Honeywell are not presently determinable.

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

DIRECTORS  AND  EXECUTIVE  OFFICERS


Our executive officers and directors and their respective ages as of April 9, 2003 are as follows:

DIRECTORS:

NAME  OF  DIRECTOR        AGE
------------------        ---
Manfred Hanno Janssen     63
Eugene O'Hagan            63
Andrew Martyn-Smith       53

OFFICERS:

NAME  OF  OFFICER         AGE    OFFICE HELD
-----------------         ---    -----------
Daniel Black              46     President and Chief Executive Officer
Charles Caverno           50     Secretary and Chief Financial Officer


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Mr. Daniel Black has been our president and chief executive officer since August 15, 2001. Mr. Black is also the president and chief executive officer of our operating subsidiary, Turbodyne Systems. Mr. Black was a test engineer with Turbodyne Systems from August 14, 1996 to February 15, 2000. Mr. Black was senior  development  engineer  with  Turbodyne Systems from February 15, 2000 to
August 15, 2001.   Mr. Black has six years of training in electrical engineering at  the  University  of  California  at  Santa  Barbara.

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

Mr. Halimi served as chairman of our board of directors from our inception to October 1999. Mr. Halimi served as our president and chief executive officer from October 18, 1993 to March 11, 1998. Mr. Halimi


                                    37 of 53
developed a patented Turbodyne technology designed to optimize air flow to internal combustion engines resulting in efficient fuel combustion in both diesel and gasoline engines and to reduce the production and emission of harmful pollutants. Mr. Halimi spent 11 years working with FerroPlast Corporation, an international company specializing in the engineering and manufacture of diesel engines, pumps, electric motors and farm equipment. As a vice-president at FerroPlast Corporation, Mr. Halimi worked in the engineering and manufacturing divisions in the Middle East and Europe and was responsible for the home building and housing operations in the United States. From 1988 to 1991, Mr. Halimi was the president and chief executive officer of Technodyne Corporation, a manufacturer of heat management and temperature control units and since 1989 has served as Chief Executive Officer of Biosonics Corporation, a research and development company in the fields of ultrasonics, vibration control and semi-conductor research and electronics.

Dr. Woolenweber is one of the original co-inventors of the original Turbodyne technology. He formerly served as one of our vice-presidents and has been involved in the development of the Turbopac and Dynacharger products. Dr. Woolenweber currently provides his services as a consultant.

BOARD  COMMITTEES

We constituted an audit committee made up of Mr. Janssen, Mr. O'Hagan and Mr. Martyn-Smith on March 26, 2003. Our board of directors has adopted an audit committee charter, a copy of which is attached this Annual Report on Form 10-KSB.

We presently do not have any committees of our board of directors constituted, other than our audit committee.

ELECTION  OF  DIRECTORS  AND  OFFICERS

Our board of directors is divided into three classes that are elected for staggered three-year terms. The term of each class expires as follows:

     - Class I directors-terms expire at the annual meeting of stockholders in 2004;

     - Class II directors-terms expire at the annual meeting of stockholders in 2005; and

     - Class III directors-terms expire at the annual meeting of stockholders in 2003.

The classifications of our board of directors and the expiry of their terms are as follows:

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


                                    38 of 53

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT


Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2002 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:






--------------------------------------------------------------------------------
                                       NUMBER   TRANSACTIONS KNOWN  FAILURES
                                       OF LATE  NOT TIMELY   TO FILE A REQUIRED
NAME AND PRINCIPAL POSITION            REPORTS  REPORTED     FORM
--------------------------------------------------------------------------------
Daniel Black                                 1         1     1
President and Chief Executive Officer

Charles Caverno                              0         0     0
Secretary and Chief Financial Officer

Manfred Hanno Janssen, Director              1         1     1

Eugene O'Hagan, Director                     1         1     1

Andrew Martyn-Smith, Director                1         1     1
--------------------------------------------------------------------------------





                                    39 of 53

ITEM  10.     EXECUTIVE  COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our "named executive officers") for the three most recently completed fiscal years ended December 31, 2002, 2001 and 2000:

     (i)  Mr.  Daniel  Black,  our  chief  executive  officer;  and
     (ii) Mr.  Charles  Caverno,  our most highly compensated executive officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

















--------------------------------------------------------------------------------
                           SUMMARY  COMPENSATION  TABLE
--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION          LONG TERM COMPENSATION
                    ---------------------------  -------------------------------
                                                     AWARDS           PAYOUTS
                                                 ---------------  --------------
                                                                            All
                                          Other                            Other
                                          Annual                            Com-
                                          Com-  Restricted                  pen-
                                          pen-    Stock   Options LTIP      sa-
Name      Title      Year  Salary  Bonus  sation  Awarded SARs(#) payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
Daniel    President  2002  $75,000     0     0          0  75,000        0     0
Black (1) and Chief  2001  $82,000     0     0          0 110,000        0     0
          Executive  2000  $82,000     0     0          0       0        0     0
          Officer

Charles   Secretary  2002  $ 99,000    0     0          0       0        0     0
Caverno(2)and Chief  2001  $109,000    0     0       110,000    0        0     0
          Financial  2000  $ 95,000    0     0          0       0        0     0
          Officer.




Notes  to  Summary  Compensation  Table:

(1) Mr. Black was appointed as our president and chief executive officer on August 15, 2001.
(2) Mr. Caverno was appointed as our secretary and chief financial officer on August 15, 2001.




                                    40 of 53

                               STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of the Company's named executive officers during the Company's most recent fiscal year ended December 31, 2002:



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)
              Number of
              Securities       % of Total
              Underlying       Options Granted   Exercise Price  Expiration
Name          Options Granted  To Employees      (per Share)     Date
--------------------------------------------------------------------------------
Daniel Black    75,000            6.7%            $  0.35        April 15, 2005
President
and Chief
Executive
Officer
--------------------------------------------------------------------------------
Charles
Caverno          NIL              N/A                 N/A        N/A
Secretary
and
Chief
Financial
Officer
--------------------------------------------------------------------------------



              EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended December 31, 2002:



--------------------------------------------------------------------------------
                 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
           -----------------------------------------------------------
                                                                    Value of
                                                                  Unexercised
                                                Unexercised       In-The-Money
                                                 Options at       Options/SARs
                  Common                         Financial        at Financial
                  Shares                        Year-End (#)      Year-End ($)
                Acquired on        Value        exercisable /     exercisable /
Name (#)         Exercise ($)    Realized ($)   unexercisable     unexercisable
--------------------------------------------------------------------------------
Daniel Black          NIL              NIL         225,000/ NIL      NIL/ N/A
President and
Chief Executive
Officer
--------------------------------------------------------------------------------

Charles Caverno       NIL              NIL         116,700/ NIL      NIL/ N/A
Secretary and
Chief Financial
Officer
--------------------------------------------------------------------------------




                                    41 of 53

COMPENSATION  ARRANGEMENTS

MANAGEMENT  AGREEMENTS

We pay Mr. Daniel Black, our president and chief executive officer, a salary of $75,000 per annum. We are not party to any written compensation agreement with Mr. Black.

We pay Mr. Charles Caverno, our secretary and chief financial officer, a salary of $99,000 per annum. We are not party to any written compensation agreement with Mr. Caverno.

COMPENSATION  PLANS

2000  STOCK  OPTION  PLAN

On October 1, 1999, our 2000 Stock Option Plan was adopted by the board of directors and was subsequently approved by the stockholders. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of restricted stock, stock options, reload stock options, stock purchase warrants and other rights to acquire stock or securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. The maximum number of shares of common stock authorized for issuance under the plan is 4,800,000. As of December 31, 2002 and 2001, the number of un-optioned shares available for granting of options under the plan was nil and 3,142,604, respectfully.

2002  STOCK  OPTION  PLAN

On June 3, 2002, we established our 2002 stock option plan (the "2002 Stock Option Plan"). Under the 2002 Stock Option Plan, we may grant options to its directors, officers, employees and consultants for up to 6,000,000 shares of common stock. The maximum term of any optin is ten years. Our stock option committee, or our board of directors if no committee is constituted, will determine the terms of any options or other rights granted under the 2002 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of options to be granted under the 2002 Plan to any participant is 180,000 per year. As of December 31, 2002, the number of unoptioned shares available for granting of options under the plan was 2,155,461.

2002  STOCK  INCENTIVE  PLAN

On December 6, 2002, we established our 2002 stock incentive plan (the "2002 Stock Incentive Plan"). Under the 2002 Stock Incentive Plan, we may grant common stock to its directors, officers, employees and consultants for up to 7,500,000 shares. The maximum term of the 2002 Stock Incentive Plan is ten years. Our board of directors will determine the terms and matters of any awards under the 2002 Stock Incentive Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of the grant. As of December 31, 2002, no shares had been issued pursuant to grants of stock awards under the 2002 Nevada Plan.

REPRICING  OF  OPTIONS

During the year ended December 31, 2002, our board of directors approved the re-pricing of options to purchase 38,000 shares granted in favor of Mr. Dan Black, our chief executive officer. The option price was reduced to $0.38 per share in order that the exercise price was more reflective of the then current trading price of our common stock and in order to provide a continuing performance incentive.



                                    42 of 53

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2003 by: (i) each of our directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. No person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


--------------------------------------------------------------------------------
                                                                     Percentage
                     Name and address          Number  of Shares     of Common
Title  of  class     of  beneficial  owner     of Common Stock       Stock (1)
--------------------------------------------------------------------------------
Directors and Officers
--------------------------------------------------------------------------------

Common Stock         Daniel  Black             226,000 Shares  (2)     0.18%
                     President and
                     Chief Executive
                     Officer

Common Stock         Charles Caverno           116,700 Shares  (3)     0.10%
                     Secretary and Chief
                     Financial Officer

Common Stock         Manfred Hanno Janssen      216,240 shares (4)     0.18
                     Director

Common Stock         Eugene O'Hagan                    175,000 (5)     0.14%
                     Director

Common Stock         Andrew Martyn-Smith               175,000 (6)     0.14%
                     Director

Common Stock         All Officers and                      908,940     0.8%
                     Directors as a Group
                     (5 persons)

--------------------------------------------------------------------------------
5% Shareholders
Common Stock         Lars Neujeffski                7,242,358 (7)     5.9%
                     Director
--------------------------------------------------------------------------------

Common Stock         Dieter Neujeffski              7,242,358 (7)     5.9%
                     Director
--------------------------------------------------------------------------------


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii)

                                    43 of 53
investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2003. As of April 9, 2003, there were 121,827,880 shares of our common stock issued and outstanding.

(2) Consists of 1,000 shares held by Mr. Black and 225,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Black within 60 days of April 9, 2003.

(3) Consists of 116,700 shares that are immediately acquirable upon the exercise of stock options held by Mr. Caverno within 60 days of April 9, 2003.

(4) Consists of 20,620 shares held by Mr. Janssen, 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Janssen within 60 days of April 9, 2003 and 20,620 shares that are immediately acquirable upon the exercise of share purchase warrants held by Mr. Janssen within 60 days of April 9, 2003.

(5) Consists of 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. O'Hagan within 60 days of April 9, 2003.

(6) Consists of 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Mr. Martyn-Smith within 60 days of April 9, 2003.

(7) Consists of 3,500,000 shares in the name of Neujeffski GMBH and 3,742,358 shares in the name of Dieter Neujeffski.
================================================================================




                                    44 of 53

EQUITY  COMPENSATION  PLAN  INFORMATION.


We currently have two equity compensation plans under which shares of our common stock have been authorized for issuance to our officers, directors, employees and eligible consultants. These equity compensation plans include our 2002 Stock Option Plan and our 2002 Stock Incentive Plan. Our 2002 Stock Option has been approved by our stockholders. Our 2002 Stock Incentive Plan has not been approved by the Company's stockholders.

The following summary information is presented for our 2002 Stock Option Plan and 2002 Stock Incentive Plan on an aggregate basis as of December 31, 2002.



--------------------------------------------------------------------------------
                  Number  of      Weighted-Average     Number  of  Securities
                  Securities  to  Exercise Price of    Remaining Available
                  be Issued       Outstanding Options, for Future
                  Upon Exercise   of Outstanding       Issuance  Under  Equity
                  Options,        Options, Warrants    Compensation  Plans
                  Warrants  and   and                  (Excluding Securities
                  Rights          Rights               Reflected in column  (a))
--------------------------------------------------------------------------------
                         (a)             (b)                  (c)
--------------------------------------------------------------------------------
Plan  Category      3,423,415  Shares     $0.79 per Share   2,155,461  Shares
Plans Approved      of  Common  Stock
By Security Holders
--------------------------------------------------------------------------------

Equity Compensation       NIL             Not  Applicable   7,500,000  Shares
Plans  Not
Approved  By
Security  Holders
--------------------------------------------------------------------------------


2002  STOCK  INCENTIVE  PLAN

On December 6, 2002, we established our 2002 Stock Incentive Plan. Under the 2002 Stock Incentive Plan, we may grant common stock awards to our directors, officers, employees and eligible consultants for up to 7,500,000 shares. The maximum term of the 2002 Stock Incentive Plan is ten years. Our board of directors will determine the terms and matters of any awards under the 2002 Stock Incentive Plan including the type of awards and the number of shares that are the subject of each stock award grant. Stock Awards that may be granted include:

(a) compensation stock awards, whereby we will issue shares to a participant as compensation for services to be provided by a participant pursuant to a written compensation contract;

(b) restricted stock awards, whereby we will agree to sell shares to a participant that are subject to restrictions;

(c) bonus stock awards, whereby we will issue shares in consideration for services rendered to us by a participant.

The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our shares of common stock on the date of the grant. The purpose of the 2002 Stock Incentive Plan is to enhance the long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.


                                    45 of 53

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)     any  of  our  directors  or  executive  officers;

(B)     any  nominee  for  election  as  one  of  our  directors;


(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A),
(B)  or  (C)  above.

MR.  EDWARD  HALIMI

Mr. Edward Halimi is one of our founders and was one of our former directors and a former chairman of the board, president and chief executive officer until June 30, 2001. Mr. Halimi is currently not a member of our board of directors and is not one of our executive officers.

We subleased our Carpinteria facility on a month-to-month basis from a private company controlled by Mr. Halimi. This arrangement with Mr. Halimi's private company was terminated when Turbodyne Systems entered into a new sub-lease for these premises on July 1, 2001. The monthly rental paid prior to July 1, 2001 was $28,840 plus operating costs, including taxes, insurance and utilities. We agreed to the payment of a total of $118,761 on execution of the sub-lease to the landlord on account of late rent from March 31, 2001 to June 30, 2001, late rent fees, a late tax payment fee, attorneys fees and an annual insurance payment. Mr. Halimi remains a guarantor of our new lease for these premises.

We had previously been a party to an employment agreement with Mr. Halimi dated August 1, 1997, as amended January 27, 1998, whereby Mr. Halimi was employed as our president and chief executive officer and the president and chief executive officer of Turbodyne Systems Inc., one of our subsidiaries. We ceased making payments to Mr. Halimi as required by the employment agreement in November 2000. We concluded a settlement agreement with Mr. Halimi dated effective as of January 29, 2003. Under the terms of this settlement agreement, Mr. Halimi agreed to release us from any liability under the employment agreement. In exchange for this release, we issued to Mr. Halimi 45,000 shares of our Series X Preferred Stock at a deemed price of $20.00 per share, for aggregate consideration of $900,000. Each share of Series X Preferred Stock is identical to our common stock except that the shares are non-voting and are convertible at the option of the holder into one hundred shares of our common stock. We also agreed with Mr. Halmi to the exchange of 3,250,000 shares held by a private company controlled by Mr. Halimi into 32,500 shares of Series X Preferred Stock. The rationale for incorporating this exchange into the settlement was to enable us to provide evidence to the BBX Exchange that none of our officers and directors at the time of our NASDAQ delisting has any current significant involvement in our business and affairs. In aggregate, a total of 77,500 shares of Series X Preferred Stock were issued to the private company controlled by Mr. Halimi. Mr. Halimi has agreed not to exercise his conversion rights to the extent that as a result of such conversion Mr. Halimi would own more than 0.5% of our outstanding common stock.


DIETER  AND  LARS  NEUJEFFSKI

Dieter  and  Lars  Neujeffski  are  former  directors  of  Turbodyne.  We issued
3,500,000 shares of our common stock to Lars Neujeffski, one of our former directors, for which proper consideration was not received. We have demanded that these shares be returned for cancellation. To date, Mr. Neujeffski has not agreed to the return of these shares for cancellation. We intend to vigorously pursue the return of these shares. An amount of $1,470,000 has been recorded as a selling, general

                                    46 of 53
and administration expense on our financial statements for the year ended December 31, 2001 in respect of this share issuance.

We issued 3,142,048 shares to Mr. Dieter Neujeffski, one of our directors, at various prices ranging from $0.14 per share to $0.284 per share on a private placement basis for total proceeds of $509,739. The prices of the stock issued were based on the market price of our common stock at the date of issuance, with a discount to market to reflect the fact that the securities were issued as restricted shares. All shares were issued during the period from October 16, 2000 to June 28, 2001. Mr. Neujeffski was appointed as one of our directors on July 3, 2001 but was not elected as one of our directors at our last annual general meeting.



We entered into a settlement agreement with Dieter and Lars Neujeffski dated July 12, 2002. Under the terms of this agreement, we have agreed pay to Dieter and Lars Neujeffski an amount of $152,077.50. Mr. Lars Neujeffski has agreed to return the 3,500,000 shares registered in his name, subject to release by a third party bank to whom the shares have been pledged as collateral by Mr. Neujeffski. We have completed all payments to Dieter and Lars Neujeffski, other than a final payment of $18,333.34, however the release of shares by the bank has not been restructured to date. In addition, we have agreed to buy back the 3,142,000 shares in the name of Dieter Neujeffski at a price of $0.17 per share. This buy back arrangement has not been completed.





                                    47 of 53

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(A)     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT
NUMBER  DESCRIPTION  OF  EXHIBIT
--------------------------------------------------------------------------------
3.1     Restated Articles of Incorporation of Registrant. (1)

3.2     Amended Bylaws of the Registrant. (1)

4.1 Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State. (1)

4.2 Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State. (2)

4.3 Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

10.1 Joint Development Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant. (2)

10.2 License Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant. (2)

10.3    Amendment to License Agreement dated December 15, 1999. (2)

10.4    Amendment to Joint Development Agreement dated December 15, 1999. (2)

10.5 Intellectual Property and Product Rights Agreement dated December 15, 1999 between Honeywell International, Inc. and the Registrant. (2)

10.6    Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole
        D. King dated July 1, 2001 (3)

10.7 Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001 (3)

10.8 Licensing and Joint Development Agreement Between the Company and Ishikawajima-Harima Heavy Industries Co., Ltd. (1)


                                    48 of 53

10.9 Settlement Agreement dated January 29, 2003 between the Company, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc. (4)

10.10 Settlement Agreement dated January 29, 2003 between the Company, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc (4).

23.1     Consent of BDO Dunwoody LLP (4)

99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.3     Audit  Committee  Charter

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2002

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's 10-K for the fiscal year ended December 31, 1999

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

(4) Filed as an exhibit to this Form 10-KSB for the fiscal year ended December 31, 2002

--------------------------------------------------------------------------------


(B)     CURRENT  REPORTS  ON  FORM  8-K.

The Company did not file any Current Reports on Form 8-K during its fourth quarter ended December 31, 2002. The Company has not filed any Current Reports on Form 8-K since December 31, 2002.


                                    49 of 53

ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, Mr. Daniel Black, along with our Chief Financial Officer, Mr. Charles Caverno. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.




                                    50 of 53

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TURBODYNE  TECHNOLOGIES,  INC.


By:  /s/ Daniel  Black
     ___________________________________
     Daniel  Black,  President  and  Chief  Executive  Officer
     Director
     Date:     April  14,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By:  /s/ Daniel  Black
     ___________________________________
     Daniel  Black,  President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:     April  14,  2003


By:  /s/  Charles  Caverno
     ___________________________________
     Charles  Caverno,  Secretary  and  Chief  Financial  Officer
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Date:     April  14,  2003


By:  /s/ Manfred  Hanno  Janssen
     ___________________________________
     Manfred  Hanno  Janssen
     Director
     Date:     April  14,  2003


By:  /s/ Eugene  O'Hagan
     ___________________________________
     Eugene  O'Hagan
     Director
     Date:     April  14,  2003


By:  /s/ Andrew  Martyn-Smith

     ___________________________________
     Andrew  Martyn-Smith
     Director


     Date:     April  14,  2003

                                  CERTIFICATION

I, Daniel Black, Chief Executive Officer of Turbodyne Technologies, Inc., certify that;

1. I have reviewed this annual report on Form 10-KSB of Turbodyne Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April  14,  2003     /s/ Daniel  Black
                             ___________________________________
                                   (Signature)

                                   CHIEF  EXECUTIVE  OFFICER
                             ___________________________________
                                   (Title)

                                  CERTIFICATION

I, Charles Caverno, Chief Financial Officer of Turbodyne Technologies, Inc., certify that;

1. I have reviewed this annual report on Form 10-KSB of Turbodyne Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   April  14,  2003      /s/ Charles  Caverno
                              ___________________________________
                                   (Signature)

                              CHIEF FINANCIAL OFFICER
                              ___________________________________
                                   (Title)