Form 10QSB
period 2003-03-31
TURBODYNE TECHNOLOGIES INC
filed 2003-05-30
CIK 1022097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period      to


          Commission  File  Number     000-21391
                                       ---------

                           TURBODYNE TECHNOLOGIES INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                        95-4699061
------------------------------------          --------------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)              Identification  No.)



6155  Carpinteria  Avenue,
Carpinteria,  California                       93013
-------------------------                      -----
(Address  of  principal  executive  offices)   (Zip  Code)


Issuer's  telephone  number,
 including  area code:                         (805) 684-4551
                                               --------------


                                 NOT APPLICABLE
            --------------------------------------------------------
            (Former name, former address and former fiscal year end,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 133,298,187 shares of common stock issued and outstanding as of May 14, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                         PART 1 - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                    Turbodyne Technologies, Inc. and Subsidiaries Consolidated Financial Statements
                    For the three-month periods ended March 31, 2003 and 2002 (Unaudited - Expressed in US Dollars)

                    Turbodyne Technologies, Inc. and Subsidiaries Consolidated Financial Statements
                    For the three-month periods ended March 31, 2003 and 2002 (Unaudited - Expressed in US Dollars)


                               Contents

================================================================================

Consolidated  Financial  Statements


     Balance  Sheets

     Statements  of  Operations

     Statements  of  Capital  Deficit

     Statements  of  Cash  Flows

     Notes  to  the  Financial  Statements


                                                   Turbodyne Technologies, Inc. and Subsidiaries
                                                                     Consolidated Balance Sheets
                                                                       (Expressed in US Dollars)

                                                      March 31              December 31
                                                        2003                   2002
----------------------------------------------------------------------------------------
Assets                                               (Unaudited)
Current
  Cash                                        $                 12,413   $     137,517
  Prepaid expenses and other current assets                     13,294          14,194
                                               -----------------------------------------

  Total current assets                                          25,707         151,711
Property and equipment, at cost,
 less accumulated depreciation                                 154,404         168,918
Licenses, at cost less accumulated
 amortization                                                  780,000         832,000
                                               -----------------------------------------

Total Assets                                  $                960,111   $   1,152,629
Liabilities and Capital Deficit
========================================================================================
Liabilities
Current
  Term debts                                  $                 80,571   $      73,071
  Accounts payable                                           3,498,022       3,442,541
  Accrued liabilities                                        3,884,119       5,061,515
  Provisions for lawsuit settlements                         4,059,909       4,309,909
  Loans payable (Note 3)                                       126,283         169,055
                                               -----------------------------------------

  Total liabilities                                         11,648,904      13,056,091
                                               -----------------------------------------
Capital Deficit
  Share Capital (Note 2)
    Authorized
          1,000,000 preferred shares,
       par value $0.001
      150,000,000 common shares,
      par value $0.001
    Issued
      122,175 preferred shares in
      2003 (2002 - Nil)                                            122               -
      129,586,320 common shares in
      2003 (2002 -115,620,517)                                 129,586         115,621
  Treasury stock, at cost
  (378,580 shares)                                          (1,907,612)     (1,907,612)
  Additional paid-in capital                               115,929,793     113,445,516
  Accumulated other comprehensive
  income -
    Foreign exchange translation
    gain                                                        35,119          35,119
  Accumulated deficit                                     (124,875,801)   (123,592,106)
                                               -----------------------------------------

  Total capital deficit                                    (10,688,793)    (11,903,462)
                                               -----------------------------------------
Commitments and contingencies (Note 4)
Total Liabilities and Capital Deficit         $                960,111   $   1,152,629
========================================================================================





    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------


                                   Turbodyne Technologies, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                           (Unaudited - Expressed in US Dollars)


For the three-month periods ended March 31     2003          2002
--------------------------------------------------------------------
Expenses
  Selling, general and administrative   $    361,225   $   267,675
  Research and developments                1,001,214       954,853
  Litigation (recovery) expense             (144,791)      270,901
  Depreciation and amortization               66,514        66,075
                                        ---------------------------
    Total expenses                         1,284,162     1,559,504
                                        ---------------------------

Loss from operations                      (1,284,162)   (1,559,504)

Other income (expense)
  Interest expense, net                            -          (126)
  Other, net                                     467         2,896
                                        ---------------------------

Net loss for the period                 $ (1,283,695)  $(1,556,734)
===================================================================
Loss per common share

  Basic and diluted                     $      (0.01)  $     (0.02)
===================================================================
Weighted average shares outstanding      122,144,631    84,397,619
===================================================================



    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------


Turbodyne  Technologies,  Inc.  and  Subsidiaries
                                    Consolidated Statements of Capital Deficit
                                   (Unaudited - Expressed in US Dollars)

                               Preferred Stock   Common Stock    Treasury Stock            Additional
                               ----------------------------------------------------------   Paid-in
                               Shares   Amount   Shares       Amount    Shares   Amount     Capital
                               ---------------------------------------------------------------------------
Balance, January 1, 2002            -  $  -   84,036,915    $84,037   378,580  $(1,755,534)  $108,147,994
Exercise of stock options           -     -    5,377,143      5,377         -            -        550,337
Private placements of common stock  -     -   21,832,459     21,833         -            -      2,572,318
Issuance of stock for services      -     -    4,374,000      4,374         -            -      1,061,156
Issuance of stock options to non-
employees for services              -     -            -          -         -            -      1,470,930
Inception of Turbodyne Technologies Inc.
(Nevada Company) on August 15, 2002 -     -            1          1         -            -              -
Adjustment for reverse acquisition of
Turbodyne Technologies, Inc. (Nevada
Company) on September 12, 2002      -     -           (1)        (1)        -            -              -
Obligation to acquire Company
 shares                             -     -            -          -         -     (152,078)             -
Liability for settlement
  of equity instruments             -     -            -          -         -            -       (357,219)
                               ---------------------------------------------------------------------------

Net loss for the year               -     -            -          -         -            -              -

Balance, December 31, 2002          -     -  115,620,517    115,621   378,580   (1,907,612)   113,445,516

Issuance of Preferred Series
  X Shares                    122,175   122            -          -         -            -      1,613,378
Exercise of stock options           -     -    3,249,000      3,249         -            -        241,671
Private placement of common
 stock                              -     -    8,533,391      8,533         -            -        500,471
Issuance of stock for service       -     -    2,183,412      2,183         -            -        311,707
Issuance of stock options to non-
employees for services              -     -            -          -         -            -        746,692
Liability in connection with settlement of
equity instruments (Note 2)         -     -            -          -         -            -       (929,642)
Net loss for the period             -     -            -          -         -            -              -
                               ---------------------------------------------------------------------------

Balance, March 31, 2003       122,175  $122  129,586,320   $129,586   378,580  $(1,907,612)  $115,929,793
===========================================================================================================



                                                        Other
                                                Comprehensive  Accumulated  Capital
                                                       Income      Deficit  Deficit
---------------------------------------------------------------------------------------
Balance, January 1, 2002                         $35,119  $(114,589,361)  $ (8,077,745)
Exercise of stock options                              -              -        555,714
Private placements of common stock                     -              -      2,594,151
Issuance of stock for services                         -              -      1,065,530
Issuance of stock options to non-
employees for services                                 -              -      1,470,930
Inception of Turbodyne Technologies Inc.
(Nevada Company) on August 15, 2002                    -              -              1
Adjustment for reverse acquisition of
Turbodyne Technologies, Inc. (Nevada
Company) on September 12, 2002                         -              -             (1)
Obligation to acquire Company shares                   -              -       (152,078)
Liability for settlement of equity instruments         -              -       (357,219)
Net loss for the year                                  -     (9,002,745)    (9,002,745)
                               --------------------------------------------------------

Balance, December 31, 2002                        35,119   (123,592,106)   (11,903,462)
Issuance of Preferred Series X Shares                  -              -      1,613,500
Exercise of stock options                              -              -        244,920
Private placement of common stock                      -              -        509,004
Issuance of stock for service                          -              -        313,890
Issuance of stock options to non-
employees for services                                 -              -        746,692
Liability in connection with settlement of
equity instruments (Note 2)                            -              -       (929,642)
Net loss for the period                                -     (1,283,695)    (1,283,695)
                               --------------------------------------------------------
Balance, March 31, 2003                          $35,119  $(124,875,801)  $(10,688,793)
=======================================================================================





    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------


                                    Turbodyne Technologies, Inc. and Subsidiaries
                                            Consolidated Statements of Cash Flows
                                            (Unaudited - Expressed in US Dollars)

For the three-month periods ended March 31                   2003          2002
                                                      ----------------------------
Cash provided by (used in)
Operating activities
  Net loss for the period                              $(1,283,695)  $(1,556,734)
  Adjustments to reconcile net loss for the
   period to net cash
    used in operating activities:
    Depreciation and amortization                           66,514        66,075
    Stock option compensation                              746,692             -
    Stock issued for services                              313,890             -
    Liability in connection with settlement o
    f equity instrument                                   (267,459)            -
  (Increase) decrease in operating assets
    Prepaid expenses and other current assets                  900        (2,131)
  Increase (decrease) in operating liabilities
    Accounts payable                                        55,481        59,063
    Accrued liabilities and provisions for
     lawsuit settlements                                  (476,079)      829,973
                                                      ----------------------------

                                                          (843,756)     (603,754)
                                                      ============================


Financing activities
  Net proceeds from term debts                               7,500             -
  Issuance of common stock and stock s
  ubscriptions                                             743,924       162,817
  Loans payable                                            (32,772)      443,000
                                                      ----------------------------


                                                           718,652       605,817
                                                      ----------------------------
Net increase (decrease) in cash                           (125,104)        2,063
Cash, beginning of period                                  137,517        20,257
                                                      ----------------------------
Cash, end of period                                    $    12,413   $    22,320
==================================================================================


Supplementary disclosure of cash flow information

  Cash paid during the period
    Interest                                           $         -   $         -
    Income taxes                                       $         -   $         -
Supplementary disclosure of non-cash investing
 and financing activities
  Stock option compensation                            $   746,692   $         -
  Stock issued for services                            $   313,890   $         -
  Preferred X shares issued on settlement of accrued
  liabilities                                          $ 1,613,500   $         -
  Liability in connection with settlement of equity
  instruments                                          $   662,183   $         -
==================================================================================






    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
March  31,  2003  and  2002
--------------------------------------------------------------------------------

1.   Nature  of  Business  and  Ability  to  Continue  as  a  Going  Concern


     Turbodyne Technologies, Inc., a Delaware corporation, and its subsidiaries (the Company) engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

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

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2002 and 2001 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.


     Results of operations for the interim periods are not indicative of annual results.



     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses in recent periods, has an accumulated deficit of $124,875,801 at March 31, 2003, has used cash in its operating activities in recent periods, has disposed of its most significant subsidiary through bankruptcy, is subject to lawsuits brought against it by shareholders and other parties, and based on the Company's projected cash flows for the ensuing year it will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.



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



     The Company continues to examine it's operation and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to satisfactorily settle litigation, including its dispute with Honeywell Turbocharging Systems ("Honeywell"), a division of Allied Signal Inc. ("Honeywell") (Note 4(c)), the present holder of the Company's core technology and raise substantial monies or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. If the going concern assumption was not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported net loss and the balance sheet classification used.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2003  and  2002
--------------------------------------------------------------------------------

2.   Share  Capital

     Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:



     a)   Authorized  Capital


          In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder.


          As at March 31, 2003, the Company's potentially diluted common shares exceeded the authorized shares. The Company has recorded $1,019,402 in accrued liabilities to account for the potential cash settlement of these financial instruments.


     b) During the three months ended March 31, 2003, the Company issued a total of 13,965,803 shares of common stock, of which, 8,533,391 shares were issued in connection with private placements for net proceeds of $509,004, 3,249,000 shares were issued upon exercise of options with an exercise price of $0.08 and the remaining 2,183,412 shares were issued under the 2002 Nevada stock incentive plan, which was established by the Company in December 2002, for services with an ascribed value of $313,890 (based on the trading price of the Company's common stock on the dates service agreements were entered into).

          In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. As at March 31, 2003, the 4,150,000 shares were still held in escrow and were included as issued and outstanding shares. The transactions were recorded based on amounts settled in agreements and resulted in 2002 charges of $180,000, $720,000 and $713,500 to selling, general and administrative, research and development and litigation expenses, respectively.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2003  and  2002
--------------------------------------------------------------------------------

2.   Share  Capital  -  Continued

     c)   Stock  Options

The  following  summarizes  information  relating  to stock options during 2003:


                                                        2003


                               Non-employees          Employees               Total

                            -----------------------------------------------------------------

                                              Weighted           Weighted            Weighted
                                              Average            Average             Average
                                              Exercise           Exercise            Exercise

                            Options           Price    Options   Price     Options   Price
                            ------------------------------------------------------------------

Outstanding at
 beginning of period             1,131,715   $1.28  2,291,700   $0.55   3,423,415   $0.79
Granted                          6,295,666   $0.10    300,000   $0.27   6,595,666   $0.10
Exercised                       (3,249,000)  $0.08          -   $   -  (3,249,000)  $0.08
Forfeited                                -   $   -   (200,000)  $0.35    (200,000)  $0.35
Outstanding at end of
 period                          4,178,381   $0.43  2,391,700   $0.53   6,570,081   $0.47
                            -----------------------------------------------------------------

Options exercisable at
 end of period                   4,178,381   $0.43  2,391,700   $0.53   6,570,081   $0.47
                            ===============================================================



Weighted average fair
value of options
 granted during the
 period                                  -   $0.12          -   $0.14           -   $0.12
                            ===============================================================



     The Company repriced the exercise price of 38,000 options granted to employees from $1.87 per share to $0.30 per share.



Grant  of  Stock  Options  to  Non-employees  for  Services
     -----------------------------------------------------------

     The Company has recorded $746,692 (2002 - $Nil) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

     The per share weighted average fair value of stock options granted during 2003 and 2002 was $0.12 and $Nil, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil%; expected volatility of 141%; risk-free interest rate of between 2.96% and 3.98% and expected life equal to 1 to 4 years.


     Grant  of  Stock  Options  to  Employees  for  Services
     -------------------------------------------------------

     The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price and the underlying stock and the exercise price of the stock options. Accordingly, compensation cost of $Nil (2002 - $Nil) has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financing Accounting Standard ("SFAS") No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
March  31,  2003  and  2002
--------------------------------------------------------------------------------

2.   Share  Capital  -  Continued

                                             For the three-month periods
                                                      ended March 31
                                                  2003              2002
                                         -------------------------------------
Net loss, as reported                    $  (1,283,695)   $     (1,556,734)


Deduct: Stock-based compensation expense
determined under fair-value based method
for all awards not included in net loss        (42,490)                  -
                                         -----------------------------------
Pro-forma net loss                       $  (1,326,185)   $     (1,556,734)
                                         ===================================
Loss  per  share:
Basic and diluted - as reported          $       (0.01)   $          (0.02)
                                         ===================================
Basic and diluted - pro-forma            $       (0.01)   $          (0.02)
                                         ===================================

     The per share weighted average fair value of stock options granted to employees during 2003 was $0.14, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil%; expected volatility of 127%; risk-free interest rate of between 3.57% and 3.69%; and expected life equal to 12 months.

     Effective from the date of the option repricing, the Company regularly remeasures compensation expense for the options where there has been a substantive change and modification to such options. No compensation expenses were recorded as a result of repricing of options. Subsequent to March 31, 2003, the Company granted to non-employees 1,200,000 options with an exercise price of $0.05 per share for a three year period. In addition, 700,000 options with an exercise price of $0.05 were exercised subsequent to March 31, 2003.



     d)     Stock  Purchase  Warrants

     At March 31, 2003, the Company had 29,544,085 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.15 to $4.25 per share with a weighted average exercise price of $0.47 per share and expiration dates between 2003 and 2006.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2003  and  2002
--------------------------------------------------------------------------------

2.   Share  Capital  -  Continued

     Subsequent to March 31, 2003, the Company granted 1,100,000 warrants with an exercise price of $0.12 per share for a three year period.

     e)   Share  Buy-Back  Plan

     On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at March 31, 2003 and December 31, 2002.

3.   Loan  Payable

     The Company has received from shareholders and other parties $126,283 (December 31, 2002 - $169,055) in unsecured and non-interest bearing advances. Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.

4.   Commitments  and  Contingencies

     The Company is party to various legal claims and lawsuits which have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

     a)   Litigation

          TST

     In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note 4(b)) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2003  and  2002
--------------------------------------------------------------------------------

4.     Commitments  and  Contingencies  -  Continued

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


     At March 31, 2003 and December 31, 2002, the Company has included $4,560,000 in regard to this matter in provision for lawsuit settlements and accrued liabilities. The Company has recorded the accrued liability related to the share issuances discussed above based on the market value of the shares at the date the settlement and release agreement was signed. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

     b)   Pacific  Baja  Bankruptcy

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

     In connection with the bankruptcy proceedings, which are still pending, the creditors' committee was investigating the Company and some of its former directors and officers as to whether preferential transfers were made to the Company and its affiliates before the Chapter 11 case began.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
March  31,  2003  and  2002
--------------------------------------------------------------------------------

4.     Commitments  and  Contingencies  -  Continued

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

     In May 2000, Heartland Financial Corporation ("Heartland"), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and has obtained judgement against the Company in the amount of approximately $535,000, which is included in the legal liability reserve. During the three-month period ended March 31, 2003, the Company paid $250,000 towards the partial settlement of these claims.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March  31,  2003  and  2002
--------------------------------------------------------------------------------


4.     Commitments  and  Contingencies  -  Continued

     c) In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with Honeywell. Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger(TM) and the Turbopac(TM)) for $6.8 million. This amount was used in settlement of a judgment. In addition, under these agreements, the Company and Honeywell were to share the development costs of the Dynacharger(TM) and the Turbopac(TM), the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger(TM) and Turbopac(TM), and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger(TM) and Turbopac(TM) product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger(TM) and Turbopac(TM) product lines.

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

     d)     Other

     The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

5.   New  Accounting  Pronouncements

     FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

     The Company is currently reviewing FIN 46 and does not expect its implementation to have a material effect on the Company's financial statements.

                                   Turbodyne Technologies, Inc. and Subsidiaries
                                  Notes to the Consolidated Financial Statements
                                           (Unaudited - Expressed in US Dollars)
March  31,  2003  and  2002
--------------------------------------------------------------------------------

6.     Subsequent  Event

     Subsequent to March 31, 2003, the Company entered into a licensing and technology transfer agreement. Under the terms of the agreement, the Company received a $150,000 credit against pre-existing indebtedness to the licensee and a payment of $250,000 for licensing of the DynachargerTM technology and will receive royalties of 3% of the net sales of licensed products made, used or sold by the licensee. In the event that the licensee sells an aggregate of 200,000 or more units in any calendar year, and remains current in its royalty payments, then the royalty payable for each additional unit sold during such calendar year will be reduced to 2% of net sales.

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

We have incorporated our technology into two initial primary products, which are
(1) the Dynacharger(TM) and (2) the Turbopac(TM). We transferred the intellectual property associated with our Dynacharger and Turbopac products to Honeywell, Inc. ("Honeywell") in 1999. Our rights to these products are now the subject of a license agreement and a joint development agreement with Honeywell. We are now involved in legal proceedings regarding our agreements with Honeywell. Honeywell is seeking termination of the license agreement and joint development agreement and damages from us. See Item 1 of Part II - Legal Proceedings.

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

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the three months ended March 31, 2003 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

We are currently not earning any revenues under our license agreement with Honeywell or through sales of products incorporating our new technology, other than through development agreements for manufacture of prototypes. None of our products are currently being sold commercially.

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

2. We plan to manufacture prototypes of our Dynacharger, Turbopac and TurboAir products under development agreements with original equipment manufacturers that we have entered into. These prototypes will be used for testing and evaluation purposes. We plan to spend approximately $450,000 in completing our obligations under development agreements over the next twelve month period;

3. We plan to pursue negotiations with original equipment manufacturers in the automobile industry ("OEM's") for the incorporation of our TurboAir products into the OEM's product lines. We plan to spend approximately $85,000 in pursuing these negotiations over the next twelve month period;

4. We plan to continue research and development of our products, including new products incorporating our e-boosting technology, with the objective of completing the necessary development work for commercialization of these products. We plan to spend approximately $450,000 in pursuing this research and development over the next twelve month period;

5. We plan to pursue resolution of the outstanding litigation against us, including resolution of the claims summarized in Item 1 of Part II of this Quarterly Report on Form 10-QSB. We plan to spend approximately $450,000 in litigation expenses over the next twelve month period;

6. We anticipate spending approximately $750,000 in administrative expenses over the next twelve months in maintaining our head office and staff in our Carpenteria, California office.

We had cash of $12,413 as at March 31, 2003 and a working capital deficit of $11,623,197 as at March 31, 2003. Our plan of operations calls for us to spend approximately $2,835,000 over the next twelve months, with approximately half of this amount being incurred over the next six months. Accordingly, we are not able to pursue our stated plan of operations without substantial additional financing. We are pursuing additional sales of our common stock and share purchase warrants to raise the financing necessary for us to continue operations. We have no arrangements in place for additional equity financing and there is no assurance that additional equity financing will be obtained. We believe that conventional debt financing is not a financing option to us due to the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to carry out our plan of operations. If we achieve less financing than required to pursue our stated plan of operations, then we will be forced to reduce our research and development activities and our administrative overhead costs.

RESULTS  OF  OPERATIONS

Net  Sales

We did not achieve any sales during the three months ended March 31, 2003 or during the three months ended March 31, 2002. Our current inability to earn revenues reflects the fact that (i) our new TurboAir product and other new products remain in the development stage; and (ii) we are not able to earn any revenues pursuant to our license agreement with Honeywell as Honeywell is not completing any sales of the Turbopac or Dynacharger products. There have been no sales of the Turbopac(TM) product by Honeywell since June 2000 and our Dynacharger product remains in development.

We anticipate that we will complete sales of prototypes during 2003 that are designed and manufactured pursuant to development agreements that we have entered into. These sales will not be significant in relation to our overall operating costs. We anticipate that we will not be able to generate any significant sales of the Turbopac or Dynacharger products until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will not be able to generate sales of our

TurboAir products until we are able to enter into an agreement with an automotive OEM for the final development and manufacture of this product. We anticipate sales of prototypes will be offset against corresponding expenses.

Costs  of  Sales

We did not have any costs of sales during the three months ended March 31, 2003 or the three months ended March 31, 2002 in view of the fact that we had no sales during each of these periods. We did not engage in any manufacturing activity during the three months ended March 31, 2003 or the three months ended March 31, 2002. We anticipate that we will not undertake any manufacturing activity during 2003, other than manufacturing of prototypes for evaluation and demonstration purposes.

Gross  Profit

Gross profit was nil for the three months ended March 31, 2003 and for the three months ended March 31, 2002 and reflects the fact that we were not engaged in any manufacturing activities during each of these periods.

Selling,  General  and  Administrative  Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 increased to $361,225 from $267,675 for the three months ended March 31, 2002, representing an increase of $93,550 or 35%. The increase in our selling, general and administrative expenses was attributable to increased activity during the first quarter in connection with development agreements that we have entered into. General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that none of our products are being commercially sold at present.

Research  and  Development

Research and development costs for the three months ended March 31, 2003 increased to $1,001,214 from $954,853 for the three months ended March 31, 2002, representing an increase of $46,361 or approximately 5%. The increase in research and development costs was attributable to increased development work relating to the manufacture of prototypes for evaluation purposes under development agreements. Our research and development activities during the three months ended March 31, 2003 did not include any joint research and development with Honeywell and involved primarily developing and testing prototypes of our TurboAir products. Approximately 25% of our research and development expenses in our first quarter of 2003 were attributable to our research and development of new products which have yet to reach the stage where we have determined to pursue development agreements with original equipment manufacturers. Our research and development costs related to present and future products are charged to operations in the period incurred. Current research and development costs are associated with our development of our TurboAir products and new products.

Compensation  Expense

We increased our reliance on stock based compensation in order to fund our operations during 2002 and the first quarter of 2003 due to our limited ability to raise funds for these activities through sales of our equity securities or from revenues generated by operations. Stock based compensation was used primarily to fund our research and development activities. Stock based compensation included in expenses was $746,692 for the three months ended March 31, 2003, equaling 58% of total expenses during our first quarter of 2003. We anticipate that we will continue to fund our expenses using stock based compensation payable to our employees and consultants during 2003.

We recognize compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. Had we adopted the fair value method of accounting, our total stock-based compensation expense would have increased by $42,490 with the result that our net loss would have increased to $1,326,185 from $1,283,695 and our loss would have remained $0.01 per share.
This pro forma information is disclosed in further detail in Note 2 to our financial statements under the heading "Share Capital".

Litigation  Expense

We recorded a recovery related to litigation in the amount of $144,791 for the three months ended March 31, 2003 compared to litigation expense in the amount of $270,901 for the three months ended March 31, 2002. The recovery related to litigation during our first quarter represented proceeds received in connection with a previously outstanding legal proceeding, less legal expenses incurred during our first quarter. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of our Annual Report on Form 10-KSB. The most significant component of our litigation expense remains legal expenses attributable to our litigation with Honeywell. Litigation expenses during the balance of 2003 are anticipated to consist primarily of legal expenses relating to the pending arbitration proceedings in the Honeywell dispute.

Net  Loss

Our net loss for the three months ended March 31, 2003 decreased to $1,283,695 from a net loss of $1,556,734 for the three months ended March 31, 2002, representing a decrease of $273,039. Our continued net losses reflect our continued operating expenses and our current inability to generate revenues.

FINANCIAL  CONDITION

Cash  and  Working  Capital

We had cash of $12,413 as at March 31, 2003, compared with cash of $137,517 as at December 31, 2002. Our working capital deficit decreased to $11,623,197 as at March 31, 2003, compared to a working capital deficit of $12,904,380 as at December 31, 2002. The reduction to our working capital deficit was primarily attributable to a reduction to accrued liabilities and provisions for lawsuit settlements, as discussed below

Liabilities

The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $4,059,909 as at March 31, 2003, compared to $4,309,909 as at December 31, 2002.

Our accounts payable and accrued liabilities remain substantial due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Accounts payable increased to $3,498,022 as at March 31, 2003 from $3,442,541 as at December 31, 2002. Accrued liabilities decreased to $3,884,119 as at March 31, 2003 from $5,061,515 as at December 31, 2002. We have continued during 2002 and are continuing during 2003 to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Short term loans from shareholders and other parties decreased to $126,283 as of March 31, 2003 from $169,055 as of December 31, 2002. These loans are unsecured, non-interest bearing advances that we anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.

Cash  Used  in  Operating  Activities

Cash used in operating activities for the three months ended March 31, 2003 was $843,756, compared to $603,754 for the three months ended March 31, 2002, representing an increase of $240,002 or 40%. The increase in cash used in operating activities necessitated that we increase our financing activities in order to fund our operations.

Cash  Provided  by  Financing  Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our
accrued  liabilities  and  accounts  payable.   Cash  provided  by  financing
activities for the three months ended March 31, 2003 was $718,652, compared to $605,817 for the three months ended March 31, 2002.

Financing activities included the issuance of common stock and share purchase warrants for aggregate proceeds of $509,004 during the three months ended March 31, 2003 in private placement transactions. These private placement transactions included the issue of an aggregate of 8,533,391 shares of our common stock and associated share purchase warrants, representing an average price of $0.06 per share. We issued 3,249,000 shares upon exercise of options with an exercise price of $0.08 per share. We issued an aggregate of 2,183,412 shares in consideration for payment of services having an ascribed value of $313,890. The ascribed value is based on the trading price of our common stock on the dates the service agreements were entered into. All shares issued pursuant to stock option exercises and as payment for services during our first quarter were registered on Form S-8 registration statements that we filed with the Securities and Exchange Commission.

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

Our authorized capital currently includes 150,000,000 shares of common stock. We had 133,298,187 shares of common stock outstanding as of May 14, 2003. In addition, we had warrants to purchase 29,544,085 shares of our common stock outstanding as of March 31, 2003 and we had 122,175 shares of our Series X preferred shares outstanding that are convertible into an additional 12,217,500 shares of our common stock. If all share purchase warrants were exercised and all Series X preferred shares were converted, the number of required shares of common stock would exceed the authorized number of shares of common stock. Accordingly, we have recorded a liability of $1,019,402 to account for the potential cash settlement of these outstanding share purchase warrants and convertible shares of Series X preferred stock. Our limited remaining number of shares of authorized common stock may adversely impact on our ability to raise additional financing through additional private placements.

CRITICAL  ACCOUNTING  POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include stock-based compensation and legal contingencies as explained below.

Substantial  Doubt  as  to  Our  Ability  to  Continue  as  a  Going  Concern

Our financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $124,875,801 at March 31, 2003, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

Stock  Based  Compensation

We account for our employee stock-based compensation plans in accordance with APB No. 25 "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation ("FIN") No.44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25", and comply with the disclosure provisions of Statement of Financing Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Legal  Contingencies

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. These legal proceedings are discussed in
Note 4 to our interim financial statements and in Item 1 of Part II of this Quarterly Report. Where appropriate, we have accrued amounts which we believe we will be required to pay to settle litigation. We believe that the other lawsuits will be settled in our favor or are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect in our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

The Company is currently reviewing FIN 46 and does not expect its implementation to have a material effect on the Company's financial statements.


ITEM  3.     CONTROLS  AND  PROCEDURES.

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



                           PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 2003. The presence of the law suits is one of the facts cited by our auditors as giving rise as to the substantial doubt about our ability to continue as a going concern. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB, together with this disclosure.

We are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

Our Annual Report on Form 10-KSB includes disclosure of material developments to legal proceedings to which we are or were a party during our first quarter. Set forth below is a description of material developments in the previously disclosed legal proceedings to which we are a party that have occurred since the date of our Annual Report on Form 10-KSB:

1. We filed an action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001 against Wendell Anderson, Gerhard Delf, Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian, Kenneth Fitzpatrick, Alain G. Chardon, Joseph D. Castano and Marsha Chandler. We have agreed to settle the counter-claims of Mr. Anderson against us made in this litigation by the payment of the amount of $39,495 by us to Mr. Anderson, provided that this amount will only be payable if we receive a monetary recovery resulting from our legal and arbitration proceedings with Honeywell International. The settlement is subject to the execution of definitive settlement agreements between us and Mr. Anderson. We determined to abandon this law suit against all other defendants, other than Mr. Delf. Mr. Delf is one of our former directors and our former chief executive officer. We are seeking damages for alleged breach of fiduciary duty by Mr. Delf in connection with his handling of our dealings with Sheppard, Mullin, our former securities legal counsel, that gave rise to our litigation against Sheppard, Mullin and our acquisition of Pacific Baja. Mr. Delf has filed a cross-complaint against us for indemnity and for compensation alleged to be payable by us to Mr. Delf relating to his former position as chief executive officer.


 Item  2.     Changes  in  Securities

During the three months ended March 31, 2003, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "1933 Act"):

1. On January 2, 2003 we completed a private placement with one non-U.S. investor of 37,300 units at a price of $0.04 per unit for total proceeds of $1,492. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.38 for a three year term from the date of closing. A total of 37,300 shares and 37,300 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2. On January 2, 2003 we completed a private placement with one non-U.S. investor of 10,000 units at a price of $0.14 per unit for total proceeds of $1,400. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.38 for a three year term from the date of closing. A total of 10,000 shares and 10,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3. On January 27, 2003 we completed a private placement with one non-U.S. investor of 634,000 shares at a price of $0.05 per share for proceeds of $31,700. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     4. On January 28, 2003, we completed the sale of 3,933,333 shared at a price of $0.06 per share for proceeds of $236,000 to four investors. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchasers are sophisticated purchasers. The purchasers are accredited investors and are existing shareholders. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     5. On February 7, 2003 we completed a private placement with one non-U.S. investor of 815,000 shares at a price of $0.05 per share for proceeds of $40,750. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     6. On February 27, 2003, we completed the sale of 100,000 units at a price of $0.10 per unit for proceeds of $10,000 to one investor. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share for the three year period following closing. A total of 100,000 shares and 100,000 share purchase warrants were issued. The purchaser is an "accredited investor", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     7. On February 27, 2003, we completed the sale of 720,000 shares at a price of $0.05 per unit for proceeds of $36,000 to one investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser. The purchaser was one of our existing shareholders. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     8. On March 2, 2003 we completed a private placement with one non-U.S. investor of 150,000 shares at a price of $0.06 per share for proceeds of $9,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     9. On March 7, 2003 we completed a private placement with one non-U.S. investor of 33,250 shares at a price of $0.05 per share and 600,000 shares at a price of $0.055 per share for total proceeds of $34,662. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     10. On March 11, 2003 we completed a private placement with one non-U.S. investor of 100,508 units at a price of $0.10 per unit for total proceeds of $10,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.24 for a three year term from the date of closing. A total of 100,508 shares and 100,508 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

     11. On March 24, 2003, we completed the sale of 1,400,000 shares at a price of $0.07 per unit for proceeds of $98,000 to one investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser. The purchaser was one of our existing shareholders. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

As previously disclosed in our Annual Report on Form 10-KSB, we concluded a settlement agreement with Mr. Nowek dated effective as of January 29, 2003.
Under the terms of this settlement agreement, Mr. Nowek agreed to release us from any liability under the employment agreement and the claimed reimbursable expenses. In exchange for this release, we issued to Mr. Nowek 35,675 shares of our Series X Preferred Stock at a deemed price of $20.00 per share and released Mr. Nowek from his $225,000 obligation under the housing loan, for aggregate consideration of $938,500. Each share of Series X Preferred Stock is identical to our common stock except that the shares are non-voting and are convertible at the option of the holder into one hundred shares of our common stock. We also agreed with Mr. Nowek to the exchange of 900,000 shares held by a private company controlled by Mr. Nowek into 9,000 shares of Series X Preferred Stock. The shares of Series X Preferred Stock were issued pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act. The rationale for incorporating this exchange into the settlement was to enable us to provide evidence to the BBX Exchange that none of our officers and directors at the time of our NASDAQ delisting has any current involvement in our business and affairs. Mr. Nowek has agreed not to exercise his conversion rights to the extent that as a result of such conversion Mr. Nowek would own more than 0.5% of our outstanding common stock.

We had previously been a party to an employment agreement with Mr. Halimi dated August 1, 1997, as amended January 27, 1998, whereby Mr. Halimi was employed as our president and chief executive officer and the president and chief executive officer of Turbodyne Systems Inc., one of our subsidiaries. We ceased making payments to Mr. Halimi as required by the employment agreement in November 2000. We concluded a settlement agreement with Mr. Halimi dated effective as of January 29, 2003. Under the terms of this settlement agreement, Mr. Halimi agreed to release us from any liability under the employment agreement. In exchange for this release, we issued to Mr. Halimi 45,000 shares of our Series X Preferred Stock at a deemed price of $20.00 per share, for aggregate consideration of $900,000. Each share of Series X Preferred Stock is identical to our common stock except that the shares are non-voting and are convertible at the option of the holder into one hundred shares of our common stock. We also agreed with Mr. Halimi to the exchange of 3,250,000 shares held by a private company controlled by Mr. Halimi into 32,500 shares of Series X Preferred Stock. In aggregate, a total of 77,500 shares of Series X Preferred Stock were issued to the private company controlled by Mr. Halimi. The shares of Series X Preferred Stock were issued pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act. The rationale for incorporating this exchange into the settlement was to enable us to provide evidence to the BBX Exchange that none of our officers and directors at the time of our NASDAQ delisting has any current significant involvement in our business and affairs. Mr. Halimi has agreed not to exercise his conversion rights to the extent that as a result of such conversion Mr. Halimi would own more than 0.5% of our outstanding common stock.

Item  3.     Defaults  upon  Senior  Securities

None.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.


Item  5.     Other  Information

None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.


EXHIBITS



Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------

99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003 and we have not filed any Current Reports on Form 8-K since March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     May  28,  2003


TURBODYNE  TECHNOLOGIES  INC.


By:  /s/ Daniel  Black
     ___________________________________
     Daniel  Black,  President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:     May  28,  2003


By:  /s/ Charles  Caverno
     ___________________________________
     Charles  Caverno,  Secretary  and  Chief  Financial  Officer
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Date:     May  28,  2003

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


Date:   May  28,  2003       /s/ DANIEL  BLACK
                             ___________________________________
                                   (Signature)

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


Date:   May  28,  2003      /s/ CHARLES CAVERNO
                            ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                            ___________________________________
                                   (Title)