Form 10QSB
period 2003-06-30
TURBODYNE TECHNOLOGIES INC
filed 2003-09-22
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 000-21391

TURBODYNE TECHNOLOGIES INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	95-4699061
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6155 Carpinteria Avenue,
Carpinteria, California	93013
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (805) 684-4551

NOT APPLICABLE
(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
144,535,320 shares of common stock issued and outstanding as of June 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the six-month periods ended June 30, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the six-month periods ended June 30, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Contents

Consolidated Financial Statements

Balance Sheets

Statements of Operations

Statements of Capital Deficit

Statements of Cash Flows

Notes to the Financial Statements

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30	December 31
	2003	2002
	(Unaudited)
Assets

Current
Cash	$13,278	$137,517
Prepaid expenses and other current assets	16,829	14,194
Total current assets	30,107	151,711

Property and equipment , at cost, less accumulated depreciation	139,893	168,918
Licenses, at cost less accumulated amortization	728,000	832,000

Total Assets	$898,000	$1,152,629

Liabilities and Capital Deficit

Liabilities
Current
Term debts	$80,571	$73,071
Accounts payable	3,488,234	3,442,541
Accrued liabilities	1,599,685	5,061,515
Provisions for lawsuit settlements	6,489,909	4,309,909
Loans payable (Note 3)	260,961	169,055

	11,919,360	13,056,091
Deferred licensing fees (Note 5)	400,000	-
Total liabilities	12,319,360	13,056,091

Capital Deficit
Share Capital (Note 2)
Authorized
1,000,000 preferred shares, par value $ 0.001
150,000,000 common shares, par value $ 0.001
Issued
116,175 preferred shares in 2003 (2002 – Nil)	116	-
144,535,320 common shares in 2003 (2002 -115,620,517)	144,535	115,621
Treasury stock, at cost (378,580 shares) (Note 2)	(1,907,612)	(1,907,612)
Additional paid-in capital	117,749,523	, 113,445,516,
Accumulated other comprehensive income -
Foreign exchange translation gain	35,119	35,119
Accumulated deficit	(127,443,041)	(123,592,106)
Total capital deficit	(11,421,360)	(11,903,462)

Commitments and contingencies (Note 4)
Total Liabilities and Capital Deficit	$898,000	$1,152,629

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited – Expressed in US Dollars)

	Three-month		Six-month
	periods ended		periods ended
	June 30		June 30
	2003	2002	2003	2002

Expenses
Selling, general and administrative	$482,738	97,597	$843,965	$365,272
Research and development	754,769	388,235	1,755,983	1,343,088
Litigation expense	1,266,168	188,679	1,121,377	459,580
Depreciation and amortization	66,513	66,000	133,025	132,075

Total expenses	2,570,188	740,511	3,854,350	2,300,015

Loss from operations	(2,570,188)	(740,511)	(3,854,350)	(2,300,015)

Other income (expenses)
Interest expense, net	-	-	-	(126)
Other, net	2,948	2,595	3,415	5,491

Net loss for the period	$(2,567,240)	$(737,916)	$(3,850,935)	$(2,294,650)

Loss per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	135,690,639	91,954,652	119,532,081	90,207,848

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Statements of Capital Deficit
(Unaudited – Expressed in US Dollars)

							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance, January 1, 2002	-	$-	84,036,915	$84,037	378,580	$(1,755,534)	$108,147,994	$35,119	$(114,589,361)	$(8,077,745)

Exercise of stock options	-	-	5,377,143	5,377	-	-	550,337	-	-	555,714

Private placements of common stock	-	-	21,832,459	21,833	-	-	2,572,318	-	-	2,594,151

Issuance of stock for services	-	-	4,374,000	4,374	-	-	1,061,156	-	-	1,065,530

Issuance of stock options to non-
employees for services	-	-	-	-	-	-	1,470,930	-	-	1,470,930

Inception of Turbodyne Technologies Inc
(Nevada Company) on August 15, 2002	-	-	1	1	-	-	-	-	-	1

Adjustment for reverse acquisition of
Turbodyne Technologies, Inc. (Nevada
company) on September 12, 2002	-	-	(1)	(1)	-	-	-	-	-	(1)

Obligation to acquire Company shares	-	-	-	-	-	(152,078)	-	-	-	(152,078)

Liability for settlement of equity instruments	-	-	-	-	-	-	(357,219)	-	-	(357,219)

Net loss for the year	-	-	-	-	-	-	-	-	(9,002,745)	(9,002,745)

Balance, December 31, 2002	-	-	115,620,517	115,621	378,580	(1,907,612)	113,445,516	35,119	(123,592,106)	(11,903,462)

Issuance of Preferred Series X Shares (Note 2)	122,175	122	-	-	-	-	1,613,378	-	-	1,613,500

Exercise of stock options (Note 2)	-	-	8,681,000	8,681	-	-	512,939	-	-	521,620

Private placement of common stock (Note 2)	-	-	11,950,391	11,950	-	-	608,798	-	-	620,748

Issuance of stock for services (Note 2)	-	-	4,683,412	4,683	-	-	593,253	-	-	597,936

Issuance of stock for settlement of lawsuit
(Note 4)	-	-	3,000,000	3,000	-	-	1,047,000	-	-	1,050,000

Conversion of Preferred Series X shares
(Note 2)	(6,000)	(6)	600,000	600	-	-	(594)	-	-	-

Issuance of stock options to non-
employees for services (Note 2) -	-	-	-	-	-	-	1,032,612	-	-	1,032,612

Liability in connection with settlement of
equity instruments (Note 2) -	-	-	-	-	-	-	(1,103,379)	-	-	(1,103,379)

Net loss for the period -	-	-	-	-	-	-	-	-	(3,850,935)	(3,850,935)

Balance, June 30, 2003 116,175	116,176	$116	144,535,320	$144,535	378,580	$(1,907,612)	$117,749,523	$35,119	$(127,443,041)	$(11,421,360)

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited – Expressed in US Dollars)

For the six-month periods ended June 30	2003	2002

Cash provided by (used in)
Operating activities
Net loss for the period	$(3,850,935)	$(2,294,650)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	133,025	132,075
Stock option compensation	1,032,612	45,109
Stock issued for services	597,936	901,230
Stock issued for settlement of lawsuit	1,050,000	-
Liability in connection with settlement of equity instrument	(296,176)	-
Increase in assets
Prepaid expenses and other current assets	(2,635)	(3,475)
Increase (decrease) in liabilities
Accounts payable	195,693	(168,873)
Accrued liabilities and provisions for lawsuit settlements	(759,579)	308,272

	(1,900,059)	(1,080,312)

Financing activities
Net proceeds from term debts	7,500	-
Issuance of common stock and stock subscriptions	1,426,414	1,083,917
Loans payable	91,906	173,000
Deferred licensing fees	250,000	-

	1,775,820	1,256,917

Investing activity
Purchase of property and equipment	-	(9,218)

Net increase (decrease) in cash	(124,239)	167,387
Cash, beginning of period	137,517	20,257

Cash, end of period	$13,278	$187,644

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Stock option compensation	$1,032,612	$45,109
Stock issued for services	$597,936	$901,230
Stock issued for settlement of lawsuit	$1,050,000	$-
Preferred stock issued on settlement of accrued liabilities	$1,613,500	$-
Reduction in accounts payable as partial settlement of licensing fees	$150,000	$-
Liability in connection with settlement of equity instruments	$807,203	$-

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

1.	Nature of Business and Ability to Continue as a Going Concern

Turbodyne Technologies, Inc., a Delaware corporation, and its subsidiaries (the Company) has suspended its business operation subsequent to June 30, 2003 due to a lack of financing. Prior to the suspension of operations, the Company engineered, developed and marketed products designed to enhance performance and reduce emissions of internal combustion engines.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2002 and 2001 included in the Company’s 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suspended operations, has suffered recurring net losses, has an accumulated deficit of $127,443,041 at June 30, 2003, uses cash in its operating activities, has disposed of its most significant subsidiary through bankruptcy, is subject to lawsuits , and based on the Company's projected cash flows for the ensuing year, will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to resume operations and satisfactorily settle litigation, including its dispute with Honeywell Turbocharging Systems, a division of Allied Signal Inc. (“Honeywell”) (Note 4(c)), the present holder of the Company’s core technology and raise substantial monies or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. If the going concern assumption was not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

2.	Share Capital Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:
a)

Authorized Capital

In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder.

As at June 30, 2003, the Company’s potentially diluted common shares exceeded the authorized shares. The Company has recorded $1,164,422 in accrued liabilities to account for the potential cash settlement of these financial instruments.

b)

During the six months ended June 30, 2003, the Company issued a total of 28,914,803 shares of common stock, of which, 11,950,391 shares were issued in connection with private placements for net proceeds of $620,748, 8,681,000 shares were issued upon exercise of options with a weighted average exercise price of $0.06 and 4,683,412 shares were issued for services with an ascribed value of $597,936 (based on the trading price of the Company's common stock on the dates service agreements were entered into), of which 2,183,412 shares were issued under the 2002 Nevada stock incentive plan, which was established by the Company in December 2002.

During the six months ended June 30, 2003, the Company issued 3,000,000 shares in accordance with the settlement agreement with TST (Note 4). The fair value of the shares was $1,050,000 based on the market value of the Company’s common shares at the date the settlement and release agreement was signed. The full amount was charged to litigation expense in the Consolidated Statement of Operations.

In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. The transactions were recorded based on amounts settled in agreements and resulted in 2002 charges of $180,000, $720,000 and $713,500 to selling, general and administrative, research and development and litigation expenses, respectively. During the six months ended June 30, 2003, 6,000 Series X preferred shares were converted into 600,000 common shares.

As at June 30, 2003, the 4,150,000 shares were still held in escrow and were included as issued and outstanding shares.

Subsequent to June 30, 2003, the Company completed three private placements of 2,310,000 shares for gross proceeds of $139,678 which was received during the quarter and was recorded as loan payable.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

2.	Share Capital – Continued
	c)	Stock Options The following summarizes information relating to stock options during 2003:

	Non-employees		Employees		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at
beginning of period	1,131,715	$1.28	2,291,700	$0.55	3,423,415	$0.79
Granted	11,507,666	$0.07	300,000	$0.27	11,807,666	$0.08
Exercised	(8,681,000)	$0.06	-	$-	(8,681,000)	$0.06
Forfeited	(1,300,000)	$0.08	(410,000)	$0.26	(1,710,000)	$0.12

Outstanding at end of
period	2,658,381	$0.71	2,181,700	$0.45	4,840,081	$0.53

Options exercisable at
end of period	2,658,381	$0.71	2,181,700	$0.45	4,840,081	$0.53

Weighted average fair
value of options
granted during the
period	-	$0.09	0	$0.14	-	$0.09

Grant of Stock Options to Non-employees for Services

The Company has recorded $1,032,612 (2002 - $Nil) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

The per share weighted average fair value of stock options granted during 2003 and 2002 was $0.09 and $Nil, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil%; expected volatility of 135%; risk-free interest rate of between 1.14% and 3.98% and expected life equal to 1 to 4 years.

Grant of Stock Options to Employees for Services

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price and the underlying stock and the exercise price of the stock options. Accordingly, compensation cost of $Nil (2002 - $Nil) has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

2.	Share Capital – Continued

	For the	For the
	three-month	six-month
	periods ended	periods ended
	June 30	June 30
	2003	2003

Net loss, as reported	$(2,567,240)	$(3,850,935)
Deduct: Stock-based compensation expense
determined under fair-value based method
for all awards not included in net loss	-	(42,490)

Pro-forma net loss	$(2,567,240)	$(3,893,425)

Loss per share:
Basic and diluted – as reported	$(0.02)	$(0.03)
Basic and diluted – pro-forma	$(0.02)	$(0.03)

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

Subsequent to June 30, 2003, the Company granted 1,250,000 options to non-employees with an exercise price of $0.03 per share for a three year period under the 2003 Stock Incentive Plan as described in Note 2(f).

d)

Stock Purchase Warrants

At June 30, 2003, the Company had 30,029,228 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for each warrant exercised. The warrants have exercise prices ranging from $0.12 to $4.00 per share with a weighted average exercise price of $0.44 per share and expiration dates between 2003 and 2006.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

2.	Share Capital – Continued
e)

Treasury Stock

During 2002, in addition to shares acquired under the Share Buy-Back Plan (see below), the Company entered an agreement to acquire, from a director for cancellation, 3,500,000 shares for $152,078 and 3,142,000 shares for $0.17 per share. As at June 30, 2003, the Company has paid the full amount in connection with the acquisition of the 3,500,000 shares and has recorded amounts paid as a charge to Treasury shares. The related shares have not yet been received or cancelled. The remaining 3,142,000 shares will be acquired as the Company’s financial position allows it to do so.

Share Buy-Back Plan

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 as at June 30, 2003 and December 31, 2002.

f)

2003 Stock Incentive Plan

Subsequent to June 30, 2003, the Company established the 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Boar of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant.

3.

Loans Payable

The Company has received from shareholders and other parties $260,961 (December 31, 2002 -$169,055) in unsecured, non-interest bearing advances. Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.

4.

Commitments and Contingencies

The Company is party to various legal claims and lawsuits which have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

4.	Commitments and Contingencies – Continued
a)

Litigation

TST

In March 2000, TST, Inc. (“TST”), a vendor to a subsidiary of Pacific Baja (Note 4(b)) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

The Company and TST entered into a settlement agreement and release. Under the terms of the agreement, the Company must:

		i)	Issue 1,000,000 shares of common stock to the president of TST and agree to register the resale of these shares by filing a registration statement with the Securities and Exchange Commission (Issued);
		ii)	Issue 2,000,000 shares of common stock to TST (Issued);
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

At June 30, 2003 and December 31, 2002, the Company has included $4,560,000 in regard to this matter in the provision for lawsuit settlements. During the six months ended June 30, 2003, the Company issued the 3,000,000 shares discussed above and has charged the fair value of the shares, $1,050,000, based on the market value of the shares at the date the settlement and release agreement was signed, as litigation expense for the period. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

b)

Pacific Baja Bankruptcy

In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced Chapter 11 bankruptcy proceedings on September 30, 1999.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

4.	Commitments and Contingencies – Continued

Pursuant to the Bankruptcy court order, the assets were sold to the highest bidder at an auction on December 23, 1999, for approximately $14.4 million. There were no proceeds available for distribution to unsecured creditors after the payment of Pacific Baja's secured debt. The Company was owed approximately $6 million. There were no remaining assets and liabilities of Pacific Baja as of December 31, 1999.

In connection with the bankruptcy proceedings, which are still pending, the creditors' committee was investigating the Company and some of its former directors and officers as to whether preferential transfers were made to the Company and its affiliates before the Chapter 11 case began.

In September 2001, the Pacific Baja Liquidating Trust (“the Trust”) commenced action against a former subsidiary in the United States Bankruptcy Court, Central District of California – Riverside Division. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja.

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

In May 2000, Heartland Financial Corporation (“Heartland”), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and has obtained judgement against the Company in the amount of approximately $535,000, which is included in the legal liability reserve. During the six-month period ended June 30, 2003, the Company paid $250,000 towards the partial settlement of these claims.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

4.	Commitments and Contingencies – Continued
c)

In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with Honeywell. Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger™ and the Turbopac™) for $6.8 million. This amount was used in settlement of a judgment. In addition, under these agreements, the Company and Honeywell were to share the development costs of the Dynacharger™ and the Turbopac™, the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger™ and Turbopac™, and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger™ and Turbopac™ product lines. The Company will receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger™ and Turbopac™ product lines.

The Company commenced an action for damages against Honeywell in the United States District Court, Central District of California in August 2001 alleging, among other matters, that Honeywell’s conduct constituted a restraint of trade and the delay of the commercialization of the Company’s technology. The Company was seeking unspecified damages and costs. This litigation has been withdrawn pending the outcome of the arbitration proceedings discussed below.

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
5.

Deferred Licensing Fees

During the quarter, the Company entered into a licensing and technology transfer agreement. Under the terms of the agreement, the Company received a $150,000 credit against pre-existing indebtedness to the licensee and a payment of $250,000 for licensing of the Dynacharger™ technology and will receive royalties of 3% of the net sales of licensed products made, used or sold by the licensee. In the event that the licensee sells an aggregate of 200,000 or more units in any calendar year, and remains current in its royalty payments, then the royalty payable for each additional unit sold during such calendar year will be reduced to 2% of net sales. As at June 30, 2003, the amount received under the agreement totalling $400,000 was recorded as deferred licencing fees and will be amortized over the term of the agreement estimated to be 18 years.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)
June 30, 2003 and 2002

6.

Subsequent Event

Subsequent to June 30, 2003, the Company entered into two loan agreements with a shareholder and a bank in Germany for an aggregate of $25,000. The loans are collateralized by promissory notes each bearing interest at 5% per annum payable at maturity which is the earlier of August 31, 2004 or the date the Company receives proceeds from the Honeywell litigation (Note 4(c)) in excess of $5 million. In the event that the Company receives proceeds from the Honeywell litigation in excess of $5 million, in lieu of interest due, the Company will pay each lender a bonus calculated at 50% of each of their loan principals.

7.

New Accounting Pronouncements

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.
The implementation of these standards is not expected to have a material effect on the Company’s financial statements.

8.	Comparative Amounts Certain comparative amounts have been restated to conform to the current period’s presentation.

Item 2.     Management’s Discussion and Analysis or Plan of Operations

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

OVERVIEW

We have suspended our business operations subsequent to June 30, 2003 due to a lack of financing. Accordingly, our ability to carry out our plan of operations has been materially and adversely affected. The events that have lead to our suspension of business operations and the current status of our business is discussed below under “Recent Corporate Development”. We are currently working on a re-structuring of our business that would involve a new management team that we plan to implement if we achieve the necessary financing. See “Plan of Operations”.

To the date of suspension of our business operations, we have been a design and engineering company engaged in the design and development of air charging technology that enhances the performance of internal combustion engines. Our technology is based on DC/AC, high-speed, high-powered, electronically commutated electric motors. Our business strategy involves entering into license agreements with original equipment manufacturers (“OEM’s”) in the automotive industry who would incorporate our technology into their product lines in exchange for the payment of royalties or other similar license fees.

We have incorporated our technology into two initial primary products, which are (1) the Dynacharger™ and (2) the Turbopac™. We transferred the intellectual property associated with our Dynacharger and Turbopac products to Honeywell, Inc. (“Honeywell”) in 1999. Our rights to these products are now the subject of a license agreement and a joint development agreement with Honeywell. We are now involved in legal proceedings regarding our agreements with Honeywell. Honeywell is seeking termination of the license agreement and joint development agreement and damages from us. See Item 1 of Part II – Legal Proceedings.

We are presently finalizing the development of additional products incorporating new technology, including a product known as the TurboAir. These new products are in various stages of design and development. Our ability to commercialize these new products is conditional upon us entering into arrangements with OEM’s that provide for the final development and manufacturing of these products. We have begun to enter into development agreements for the manufacture of prototype TurboAir units that will be used for testing and evaluation purposes by original equipment manufacturers.

Prior to the suspension of our business activities, we were in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the six months ended June 30, 2003 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

We are currently not earning any revenues under our license agreement with Honeywell or through sales of products incorporating our new technology. None of our products are currently being sold commercially.

RECENT CORPORATE DEVELOPMENTS

We have experienced the following recent corporate developments that have transpired since the end of our second quarter ended June 30, 2003 that have led to us suspending our ceasing business operations pending receipt of additional financing:

1.	Our chairman, Mr. Manfred Hanno Jansen resigned as our chairman and as a director in July, 2003.

2.	Our founder, Mr. Edward Halimi, passed away in July 2003.

3.
We became unable to sustain our business operations due to a lack of financing and our working capital deficit. We have laid off our employees and vacated our leased premises as part of the suspension of our business operations. We have also suspended work on the development of our products and technologies as part of the suspension of our business operations. We are currently unable to continue development of products under product development agreements that we have entered into. As a result of our inability to pay employees, Mr. Daniel Black, our chief executive officer, has assumed the role of our chief financial officer, in place of Mr. Charles Caverno, our former chief financial officer.

As part of our efforts to resume business operations, we have entered into loan agreements with private individuals, as disclosed below, in order to provide us with minimal financings in order to enable us to sustain minimal corporate operations, including meeting our disclosure obligations under the Securities Exchange Act of 1934.

PLAN OF OPERATIONS

Our immediate plan of operations is for us to obtain the necessary financing for us to resume our business operations. We anticipate that we require additional financing in the approximate amount of $600,000 plus the agreement of our creditors to the settlement of outstanding accounts payable and accrued liabilities or their agreement to forbear on collection of outstanding accounts payable and accrued liabilities in order for us to resume business operations. Our strategy for resuming business operations includes the following elements:

1.
We are attempting to enter into short term loan agreements with our existing shareholders. While we have entered into several loan agreements to date, there is no assurance that we will be able to obtain sufficient funds from loan agreements in order to resume operations.

2.
We are proposing to assemble a new management team that would headed by Mr. David Willett who has previously been our vice-president of product development. Our plan to assemble this management team is on “stand-by” pending our achieving additional financing that would enable us to pursue our plan of operations for the development of our technology, as discussed below. We plan to enter into new management agreements with these individuals upon receipt of financing. We do not have any agreements in place with these individuals and there is no assurance that we will be able to negotiate to engage the individuals who we hope to include in the management team.

3.
We are attempting to settle all legal proceedings that are currently against us, as disclosed in Item No. 1 of Part I of this Form 10-QSB. Our objective is to remove the uncertainty and potential liabilities associated with these legal proceedings in order to increase the likelihood that investors will invest in us in order to finance our business. There is no assurance that we will be successful in our negotiations to settle the legal proceedings in which we are currently involved.

4.
We are attempting to settle our outstanding accounts payable and accrued liabilities with our creditors. If we are unable to settle these liabilities, then we plan to pursue forbearance agreements whereby the creditor would forbear from enforcement of the liability pending our resuming operations.

5.
We plan to proceed with a meeting of our shareholders in order to increase the number of our authorized shares of common stock. We have historically relied on equity financings of sales of our common stock and share purchase warrants in order to fund our operations. We believe that any new financings that we achieve, of which there is no assurance, will be through equity financings. Due to the fact that we have in excess of 145,000,000 shares of our common stock issued and outstanding and the number of authorized shares of our common stock is 150,000,000 shares, we believe that we will need to increase our authorized capital in order to achieve any equity financings. We currently do not have any arrangements in place for any equity financings and there is no assurance that any financings will be achieved.

6.
We are planning on resuming development of our products and technologies and performance of our obligations under product development agreements once we have resumed operations. We have informed our product development partners as to the status of our operations. There is no assurance that we will be able to continue with our product development agreements due to our financial status.

If we are successful in resuming business operations, then our plan of operations over the next twelve months will be to focus on developing our Dynacharger, Turbopac and Turboair products under product development agreements with original equipment manufactures under a scaled back plan of operations. This scaled back plan of operations would involve us having a smaller number of employees and reduced leased space. We also plan to re-evaluate our business strategy, including an evaluation as to the feasibility of pursuing joint venture development agreements with original equipment manufacturers. Both our plan of operations and our business strategy will be implemented based on the amount of the available funds that we have access to upon receipt of any financing that would enable us to resume business operations.

We had cash of $13,278 as at June 30, 2003 and a working capital deficit of $11,889,253 as at June 30, 2003. If we are successful in resuming our business operations, our plan of operations calls for us to spend approximately $1,000,000 over the next twelve months, with approximately half of this amount being incurred over the next six months. This amount is exclusive of any amounts that we will pay to settle outstanding accounts payable and accrued liabilities or to obtain the forbearance of our creditors. As discussed above, we are not able to pursue our stated plan of operations without substantial additional financing. We are pursuing possible short term loan agreements and possible sales of our common stock and share purchase warrants to raise the financing necessary for us to resume and continue operations. We have no arrangements in place for additional loan or equity financing and there is no assurance that additional loan or equity financing will be obtained. We believe that conventional debt financing is not a financing option to us due to the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to resume or carry out our plan of operations. If we achieve less financing than required to resume operations, then we will not be able to carry out our plan of operations.

RESULTS OF OPERATIONS

Net Sales

We did not achieve any sales during the six months ended June 30, 2003 or during the six months ended June 30, 2002. Our current inability to earn revenues reflects the fact that (i) our new TurboAir product and other new products remain in the development stage; and (ii) our Turbopac or Dynacharger products are currently not being sold under any license or development agreement. There have been no sales of the Turbopac™ product by Honeywell since June 2000 and our Dynacharger product remains in development.

We will not be able to achieve any revenues unless we are able to resume business operations. If we are able to resume operations, then we anticipate any revenues would be minimal and would be realized in connection with sales of prototypes that are designed and manufactured pursuant to development agreements that we have entered into. These sales will not be significant in relation to our overall operating costs. We anticipate that we will not be able to generate any significant sales of the Turbopac or Dynacharger products until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will not be able to generate sales of our TurboAir products until we are able to enter into an agreement with an automotive OEM for the final development and manufacture of this product. We anticipate sales of prototypes will be offset against corresponding expenses.

Costs of Sales

We did not have any costs of sales during the six months ended June 30, 2003 or the six months ended June 30, 2002 in view of the fact that we had no sales during each of these periods. We did not engage in any manufacturing activity during the six months ended June 30, 2003 or the six months ended June 30, 2002. We anticipate that we will not undertake any manufacturing activity during 2003, other than manufacturing of prototypes for evaluation and demonstration purposes.

Gross Profit

Gross profit was nil for the six months ended June 30, 2003 and for the six months ended June 30, 2002 and reflects the fact that we were not engaged in any manufacturing activities during each of these periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2003 increased to $843,965 from $365,272 for the six months ended June 30, 2002, representing an increase of $478,693 or 131%. Selling, general and administrative expenses for the three months ended June 30, 2003 increased to $482,738 from $97,597 for the three months ended June 30, 2002, representing an increase of $385,141 or 394%. The increase in our selling, general and administrative expenses was attributable to increased activity during the first half in connection with development agreements that we have entered into. General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that none of our products are being commercially sold at present.

Research and Development

Research and development costs for the six months ended June 30, 2003 increased to $1,755,983 from $1,343,088 for the six months ended June 30, 2002, representing an increase of $412,895 or approximately 31%. Research and development costs for the three months ended June 30, 2003 increased to $754,769 from $388,235 for the three months ended June 30, 2002, representing an increase of $366,534 or approximately 94%. The increase in research and development costs was attributable to increased development work relating to the manufacture of prototypes for evaluation purposes under development agreements. Our research and development costs related to present and future products are charged to operations in the period incurred. Current research and development costs are associated with our development of our TurboAir products and new products.

Litigation Expense

We incurred litigation expense in the amount of $1,121,377 for the six months ended June 30, 2003 compared to litigation expense in the amount of $459,580 for the six months ended June 30, 2002. We incurred litigation expense in the amount of $1,266,168 for the three months ended June 30, 2003 compared to litigation expense in the amount of $188,679 for the three months ended June 30, 2002. The increased litigation expense is primarily attributable to our settlement of litigation with TST in consideration for the issuance of 3,000,000 shares of common stock during our second quarter, which resulted in an expense of $1,050,000. Our litigation expenses are attributable to our involvement in the legal proceedings described in

Item 3 of Part I of our Annual Report on Form 10-KSB. The most significant component of our litigation expense remains legal expenses attributable to our litigation with Honeywell. Litigation expenses during the balance of 2003 are anticipated to consist primarily of legal expenses relating to the pending arbitration proceedings in the Honeywell dispute.

Net Loss

Our net loss for the six months ended June 30, 2003 increased to $3,850,935 from a net loss of $2,294,650 for the six months ended June 30, 2002, representing an increase of $1,556,285. Our net loss for the three months ended June 30, 2003 increased to $2,567,240 from a net loss of $737,916 for the three months ended June 30, 2002, representing an increase of $1,829,324. Our continued net losses reflect our increased selling, general and administrative expenses, our increased litigation expenses and our current inability to generate revenues.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $13,278 as at June 30, 2003, compared with cash of $137,517 as at December 31, 2002. Our working capital deficit decreased to $11,889,253 as at June 30, 2003, compared to a working capital deficit of $12,904,380 as at December 31, 2002. The reduction to our working capital deficit was primarily attributable to a reduction to accrued liabilities, as off-set by provisions for lawsuit settlements, as discussed below

Liabilities

The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $6,489,909 as at June 30, 2003, compared to $4,309,909 as at December 31, 2002.

Our accounts payable and accrued liabilities remain substantial due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Accounts payable increased to $3,488,234 as at June 30, 2003 from $3,442,541 as at December 31, 2002. Accrued liabilities decreased to $1,599,685 as at June 30, 2003 from $5,061,515 as at December 31, 2002. We have continued during 2002 and are continuing during 2003 to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to resume and continue our operations is also conditional upon the forbearance of our creditors.

Short term loans from shareholders and other parties increased to $260,961 as of June 30, 2003 from $169,055 as of December 31, 2002. These loans are unsecured, non-interest bearing advances that we anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2003 was $1,900,059, compared to $1,080,312 for the six months ended June 30, 2002, representing an increase of $819,747 or 76%. The increase in cash used in operating activities necessitated that we increase our financing activities in order to fund our operations.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the six months ended June 30, 2003 was $1,775,820, compared to $1,256,917 for the six months ended June 30, 2002.

Financing Requirements

Our immediate plan of operations is for us to obtain the necessary financing for us to resume our business operations. We anticipate that we require approximately $600,000 in order for us to resume business operations, exclusive of any amounts to pay or settle outstanding accounts payable and accrued liabilities. Our strategy for resuming business operations includes the elements described above under plan of operations. If we are successful in resuming our business operations, our plan of operations calls for us to spend approximately $1,000,000 over the next twelve months, with approximately half of this amount being incurred over the next six months. This amount is exclusive of any amounts that we will pay to settle outstanding accounts payable and accrued liabilities or to obtain the forbearance of our creditors. We are not able to resume or pursue our stated plan of operations without substantial additional financing.

We are pursuing possible short term loan agreements and possible sales of our common stock and share purchase warrants to raise the financing necessary for us to resume and continue operations. In September 2003, we entered into two loan agreements whereby we borrowed $25,000. The loans mature on August 31, 2004, bear interest at the rate of 5% per annum and provide for a bonus of 50% of the principal amount if we receive settlement or execution proceeds from our arbitration proceeding with Honeywell in excess of $5,000,000, of which there is no assurance.

We currently have minimal cash and working capital resources. We do not have adequate financial resources in order to enable us to resume or continue our business operations without additional financing. Our current sources of working capital are not sufficient for us to resume business operations. We may not be able to obtain additional financing on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are to resume our business operations and to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through short term loans, the sales of our common or preferred stock or placement of convertible debt. We are presently attempting to negotiate loan agreements and private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for any loans or the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to resume and continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may not be able to resume our business operations. Even if we are able to resume business operations, we anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

Our authorized capital currently includes 150,000,000 shares of common stock. We had 144,535,320 shares of common stock outstanding as of June 30, 2003. In addition, we had warrants to purchase 30,029,228 shares of our common stock outstanding as of June 30, 2003 and we had 116,175 shares of our Series X preferred shares outstanding that are convertible into an additional 11,617,500 shares of our common stock. If all share purchase warrants were exercised and all Series X preferred shares were converted, the number of required shares of common stock would exceed the authorized number of shares of common stock. Accordingly, we have recorded a liability of $1,164,422 to account for the potential cash settlement of these outstanding share purchase warrants and convertible shares of Series X preferred stock. Our limited remaining number of shares of authorized common stock may adversely impact on our ability to raise additional financing through additional private placements.

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

Substantial Doubt as to Our Ability to Continue as a Going Concern

Our financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $127,443,041 at June 30, 2003, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

Stock Based Compensation

We account for our employee stock-based compensation plans in accordance with APB No. 25 “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation ("FIN") No.44, “Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25”, and comply with the disclosure provisions of Statement of Financing Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Legal Contingencies

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. These legal proceedings are discussed in Note 4 to our interim financial statements and in Item 1 of Part II of this Quarterly Report. Where appropriate, we have accrued amounts which we believe we will be required to pay to settle litigation. We believe that the other lawsuits will be settled in our favor or are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse affect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

NEW ACCOUNTING PRONOUNCEMENTS

FIN 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these standards is not expected to have a material effect on the Company’s financial statements.

ITEM 3.     Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Black. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

The company from which we leased a photocopier has obtained a judgment against us in the approximate amount of $80,000. Other than this judgement, we are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

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

2.
In March 2000, TST, Inc. (“TST”), a vendor to a subsidiary of Pacific Baja, filed an action against us in the California Superior Court, County of San Bernardino alleging that we were liable under a guarantee that we granted to TST in order to induce TST to extend credit to our subsidiary, Pacific Baja. TST alleged that Pacific Baja had defaulted on the credit facility and that we are liable as guarantor. TST originally sought damages of approximately $1.8 million. However, if it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000. We agreed on the terms of settlement with TST on October 4, 2001. Under the terms of the settlement agreement, we have agreed to:

(i)
issue 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST, and we would agree to register the resale of these shares by Mr. Stein by filing a registration statement with the Securities and Exchange Commission;

(ii)	issue 2,000,000 shares of our common stock to TST;

(iii)
the stipulation for the entry of judgment that will provide for the immediate entry of judgment against us in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja;

(iv)	any proceeds received by TST or Mr. Stein from the sale of the issued shares will be automatically applied as a credit against that amount of the judgment against us in favor of TST

During our second quarter, we issued the 1,000,000 shares to Mr. Stein and the 2,000,000 shares to TST required by the settlement agreement.

Item 2.     Changes in Securities

During the three months ended June 30, 2003, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “1933 Act”):

1.
On April 8, 2003, we completed the sale of 400,000 units at a price of $0.05 per unit for total proceeds of $20,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.15 for a three year term from the date of closing. A total of 400,000 shares and 400,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser. The purchaser was a party with whom we have a distributorship agreement. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
On April 9, 2003 we completed a private placement with one non-U.S. investor of 71,429 shares at a price of $0.09 per unit for total proceeds of $6,428. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3.
On April 14, 2003 we completed a private placement with one non-U.S. investor of 362,000 shares at a price of $0.043 per share for proceeds of $15,385. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
On April 29, 2003, we completed the issue of 600,000 shares of our common stock pursuant to the conversion of 6,000 shares of Series X Preferred Stock. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser.

5.
On April 30, 2003, we completed the issue of 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST Inc., pursuant to our settlement agreement with TST. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser.

6.
On May 13, 2003, we completed the issue of 2,000,000 shares of our common stock to TST Inc., pursuant to our settlement agreement with TST. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser.

7.
On June 11, 2003, we completed the sale of 2,500,000 shares at a price of $0.11 per unit to five investors who are existing shareholders for consulting services which were provided to the Company. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchasers are sophisticated purchasers.

Subsequent to June 30, 2003, we completed the sale of 1,100,000 units at a price of $0.05 per unit for proceeds of $55,000 to two investors. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.12 per share for the three year period following closing. A total of 1,100,000 shares and 1,100,000 share purchase warrants were issued. The purchasers consisted of two “accredited investors”, as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Subsequent to June 30, 2003, we completed the sale of 500,000 shares at a price of $0.07 per unit for total proceeds of $35,000. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser and an “accredited investor” as defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The share certificates in this private placement were issued subsequent to June 30, 2003. Funds for this private placement were received in our second quarter.

Subsequent to June 30, 2003, we completed the sale of 710,000 shares at a price of $0.06997 per unit for total proceeds of $49,678. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser and an “accredited investor” as defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The share certificates in this private placement were issued subsequent to June 30, 2003. Funds for this private placement were received in our second quarter.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Registrant (1)

3.2	Amended Bylaws of the Registrant (1)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State (1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State (2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State (4)

10.1	Joint Development Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant (2)

10.2	License Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant (2)

10.3	Amendment to License Agreement dated December 15, 1999 (2)

10.4	Amendment to Joint Development Agreement dated December 15, 1999 (2)

10.5	Intellectual Property and Product Rights Agreement dated December 15, 1999 between Honeywell International, Inc. and the Registrant (2)

10.6	Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001(3)

10.7	Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001(3)

10.8	Licensing and Joint Development Agreement Between the Company and Ishikawajima-Harima Heavy Industries Co., Ltd. (1)

10.9	Settlement Agreement dated January 29, 2003 between the Company, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc.(4)

10.10	Settlement Agreement dated January 29, 2003 between the Company, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.3	Audit Committee Charter (4)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2002

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s 10-K for the fiscal year ended December 31, 1999

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

(5)	Filed as an exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003 and we have not filed any Current Reports on Form 8-K since June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Date: September 19, 2003

TURBODYNE TECHNOLOGIES INC.

By:	/s/ Daniel Black

Daniel Black, President and Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)