Form 10QSB
period 2003-09-30
TURBODYNE TECHNOLOGIES INC
filed 2003-12-23
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

Commission File Number 000-21391

TURBODYNE TECHNOLOGIES, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 148,914,616 shares of common stock issued and outstanding as of
December 10, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the nine-month periods ended
September 30, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the nine-month periods ended
September 30, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Contents

Consolidated Financial Statements

Balance Sheets

Statements of Operations

Statements of Capital Deficit

Statements of Cash Flows

Notes to the Financial Statements

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Balance Sheets (Expressed in US Dollars)

	September 30	December 31
	2003	2002
	(Unaudited)
Assets

Current
Cash	$12,481	$137,517
Prepaid expenses and other current assets	13,094	14,194
Total current assets	25,575	151,711

Property and equipment , at cost, less accumulated depreciation	125,381	168,918
Licenses, at cost less accumulated amortization	676,000	832,000
Total Assets	$826,956	$1,152,629

Liabilities and Capital Deficit

Liabilities

Current
Term debts	$80,571	$73,071
Accounts payable	3,676,959	3,442,541
Accrued liabilities	2,186,332	5,061,515
Provisions for lawsuit settlements	6,639,909	4,309,909
Loans payable (Note 3)	443,036	169,055
	13,026,807	13,056,091
Deferred licensing fees (Note 5)	394,450	-

Total liabilities	13,421,257	13,056,091

Capital Deficit
Share Capital (Note 2)
Authorized
1,000,000 preferred shares, par value $ 0.001
150,000,000 common shares, par value $ 0.001
Issued
97,175 preferred shares in 2003 (2002 – Nil)	97	-
147,746,749 common shares in 2003 (2002 -115,620,517)	147,746	115,621
Treasury stock, at cost (378,580 shares) (Note 2)	(1,907,612)	(1,907,612)
Additional paid-in capital	117,321,865	113,445,516
Accumulated other comprehensive income -
Foreign exchange translation gain	35,119	35,119
Accumulated deficit	(128,191,516)	(123,592,106)
Total capital deficit	(12,594,301)	(11,903,462)

Commitments and contingencies (Note 4)

Total Liabilities and Capital Deficit	$826,956	$1,152,629

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited – Expressed in US Dollars)

	Three-month		Nine-month
	periods ended		periods ended
	September 30		September 30
	2003	2002	2003	2002

Expenses
Selling, general and administrative	$353,140	$396,201	$1,197,105	$761,973
Research and development	121,472	1,509,945	1,877,455	2,853,033
Litigation expense	202,430	242,399	1,323,807	701,979
Depreciation and amortization	66,513	67,000	199,538	199,075
Total expenses	743,555	2,215,045	4,597,905	4,516,060
Loss from operations	(743,555)	(2,215,045)	(4,597,905)	(4,516,060)
Other income (expenses)
Interest expense, net	(4,920)	-	(4,920)	(126)
Other, net	-	-	3,415	5,491
Net loss for the period	$(748,475)	$(2,215,045)	$(4,599,410)	$(4,510,695)

Loss per common share
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding	144,662,976	101,799,071	134,657,530	101,773,848

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Capital Deficit (Unaudited – Expressed in US Dollars)

							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, January 1, 2002	-	$-	84,036,915	$84,037	378,580	$(1,755,534)	$108,147,994	$35,119	$(114,589,361)	$(8,077,745)

Exercise of stock options	-	-	5,377,143	5,377	-	-	550,337	-	-	555,714

Private placements of common stock	-	-	21,832,459	21,833	-	-	2,572,318	-	-	2,594,151

Issuance of stock for services	-	-	4,374,000	4,374	-	-	1,061,156	-	-	1,065,530

Issuance of stock options to non-
employees for services	-	-	-	-	-	-	1,470,930	-	-	1,470,930

Inception of Turbodyne Technologies Inc
(Nevada Company) on August 15, 2002	-	-	1	1	-	-	-	-	-	1

Adjustment for reverse acquisition of
Turbodyne Technologies, Inc. (Nevada
company) on September 12, 2002	-	-	(1)	(1)	-	-	-	-	-	(1)

Obligation to acquire Company shares	-	-	-	-	-	(152,078)	-	-	-	(152,078)

Liability for settlement of equity instruments	-	-	-	-	-	-	(357,219)	-	-	(357,219)

Net loss for the year	-	-	-	-	-	-	-	-	(9,002,745)	(9,002,745)

Balance, December 31, 2002	-	-	115,620,517	115,621	378,580	(1,907,612)	113,445,516	35,119	(123,592,106)	(11,903,462)

Issuance of Preferred Series X Shares (Note 2)	122,175	122				-	1,613,378	-	-	1,613,500

Exercise of stock options (Note 2)	-		9,931,000	9,931	-	-	554,189	-	-	564,120

Private placement of common stock (Note 2)	-		12,011,820	12,011	-	-	617,783	-	-	629,794

Issuance of stock for services (Note 2)	-		4,683,412	4,683	-	-	593,253	-	-	597,936

Issuance of stock for settlement of lawsuit
(Note 4)	-		3,000,000	3,000	-	-	1,047,000	-	-	1,050,000

Conversion of Preferred Series X shares
(Note 2)	(25,000)	(25)	2,500,000	2,500	-	-	(2,475)	-	-	-

Issuance of stock options to non-
employees for services (Note 2)	-	-	-	-	-	-	1,100,112	-	-	1,100,112

Liability in connection with settlement of
equity instruments (Note 2)	-	-	-	-	-	-	(1,646,891)	-	-	(1,646,891)

Net loss for the period	-	-	-	-	-	-	-	-	(4,599,410)	(4,599,410)

Balance, September 30, 2003	97,175	$97	147,746,749	$147,746	378,580	$(1,907,612)	$117,321,865	$35,119	$(128,191,516)	$(12,594,301)

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited – Expressed in US Dollars)

For the nine-month periods ended September 30	2003	2002

Cash provided by (used in)
Operating activities
Net loss for the period	$(4,599,410)	$(4,510,695)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	199,538	199,075
Stock option compensation	1,100,112	1,281,609
Stock issued for services	597,936	901,230
Stock issued for settlement of lawsuit	1,050,000	-
Liability in connection with settlement of equity instrument	(253,994)	-
Amortization of deferred licensing fees	(5,550)	-
Increase in assets
Prepaid expenses and other current assets	1,100	(4,775)
Increase (decrease) in liabilities
Accounts payable	384,418	147,636
Accrued liabilities and provisions for lawsuit settlements	(22,615)	373,097
	(1,548,465)	(1,612,823)

Financing activities
Net proceeds from term debts	7,500
Issuance of common stock and stock subscriptions	891,948	1,307,197
Loans payable	273,981	493,210
Deferred licensing fees	250,000	-
Amounts paid for acquisition of company stock	-	(152,078)
	1,423,429	1,648,329
Investing activity
Purchase of property and equipment	-	(16,443)
Net increase (decrease) in cash	(125,036)	19,063

Cash, beginning of period	137,517	20,257

Cash, end of period	$12,481	$39,320

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$4,920	$-
Income taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Stock option compensation	$1,100,112	$1,281,609
Stock issued for services	$597,936	$901,230
Stock issued for settlement of lawsuit	$1,050,000	$-
Preferred stock issued on settlement of accrued liabilities	$1,613,500	$-
Reduction in accounts payable as partial settlement of licensing fees	$150,000	$-
Liability in connection with settlement of equity instruments	$1,392,897	$-

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

1.

Nature of Business and Ability to Continue as a Going Concern

Turbodyne Technologies, Inc., a Delaware corporation, and its subsidiaries (the Company) has suspended its business operation subsequent to September 30, 2003 due to a lack of financing. Prior to the suspension of operations, the Company engineered, developed and marketed products designed to enhance performance and reduce emissions of internal combustion engines.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suspended operations, has suffered recurring net losses, has an accumulated deficit of $128,191,516 at September 30, 2003, uses cash in its operating activities, has disposed of its most significant subsidiary through bankruptcy, is subject to lawsuits , and based on the Company's projected cash flows for the ensuing year, will be required to seek additional equity or debt financing in order to continue its present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is examining alternatives for financing and fulfilling its working capital needs. The Company is also attempting to settle outstanding accounts payable and accrued liabilities. If the Company is unable to resume operations and satisfactorily settle litigation, including its dispute with Honeywell Turbocharging Systems, a division of Allied Signal Inc. (“Honeywell”) (Note 4(c)), the present holder of the Company’s core technology, make arrangements with its creditors and raise substantial monies or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. If the going concern assumption was not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

2.	Share Capital Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

Authorized Capital

In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder.

As at September 30, 2003, the Company’s potentially diluted common shares exceeded the authorized shares. The Company has recorded $ 2,004,110 in accrued liabilities to account for the potential cash settlement of these financial instruments.

b)

During the nine months ended September 30, 2003, the Company issued a total of 32,126,232 shares of common stock, of which, 12,011,820 shares were issued in connection with private placements for net proceeds of $629,794, 9,931,000 shares were issued upon exercise of options with a weighted average exercise price of $0.06 and 4,683,412 shares were issued for services with an ascribed value of $597,936 (based on the trading price of the Company's common stock on the dates service agreements were entered into), of which 2,183,412 shares were issued under the 2002 Nevada stock incentive plan, which was established by the Company in December 2002.

During the nine months ended September 30, 2003, the Company issued 3,000,000 shares in accordance with the settlement agreement with TST (Note 4). The fair value of the shares was $1,050,000 based on the market value of the Company’s common shares at the date the settlement and release agreement was signed. The full amount was charged to litigation expense in the Consolidated Statement of Operations.

In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. The transactions were recorded based on amounts settled in agreements and resulted in 2002 charges of $180,000, $720,000 and $713,500 to selling, general and administrative, research and development and litigation expenses, respectively. During the nine months ended September 30, 2003, 25,000 Series X preferred shares were converted into 2,500,000 common shares.

As at September 30, 2003, the 4,150,000 shares were still held in escrow and were included as issued and outstanding shares.

During 2003, the Company entered three private placement agreements for the issuance of 2,310,000 shares for gross proceeds of $139,678 which was received during the period and recorded as loans payable. As at September 30, 2003, none of the shares had been issued. Subsequent to September 30, 2003, 500,000 shares were issued in connection with these private placements.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

2.	Share Capital – Continued

	c)	Stock Options The following summarizes information relating to stock options during 2003:

	Non-employees		Employees		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at
beginning of period	1,131,715	$1.28	2,291,700	$0.55	3,423,415	$0.08
Granted	13,507,666	$0.07	1,300,000	$0.09	14,807,666	$0.07
Exercised	(9,931,000)	$0.06	-	$-	(9,931,000)	$0.06
Forfeited	(1,900,000)	$0.12	(1,131,700)	$0.34	(3,031,700)	$0.20
Outstanding at end of
period	2,808,381	$0.57	2,460,000	$0.38	5,268,381	$0.48
Options exercisable at
end of period	2,808,381	$0.57	2,460,000	$0.38	5,268,381	$0.48
Weighted average fair
value of options
granted during the
period	-	$0.05	-	$0.06	-	$0.08

At September 30, 2003, the following is a summary of stock options outstanding:

		Weighted-
		Average
		Remaining
		Contractual
Exercise	Number	Life (Years)
0.00 – 0.10	2,659,666	4
0.11 – 0.29	1,498,715	2
0.30	150,000	1
0.35	760,000	2
3.50 – 8.50	200,000	2
	5,268,381

Grant of Stock Options to Non-employees for Services

The Company has recorded $1,100,112 (2002 - $Nil) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

The per share weighted average fair value of stock options granted during 2003 and 2002 was $0.08 and $Nil, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil%; expected volatility of 130%; risk-free interest rate of between 1.14% and 3.98% and expected life equal to 1 to 4 years.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

2.	Share Capital – Continued

Grant of Stock Options to Employees for Services

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price and the underlying stock and the exercise price of the stock options. Accordingly, compensation cost of $Nil (2002 - $Nil) has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, and disclosure provided in accordance with (“SFAS”) No. 148, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

		For the	For the
		three-month	nine-month
		period ended	period ended
		September 30	September 30
		2003	2003
	Net loss, as reported	$(748,475)	$(4,599,410)
	Deduct: Stock-based compensation expense
	determined under fair-value based method
	for all awards not included in net loss	(42,750)	(85,240)
	Pro-forma net loss	$(791,225)	$(4,684,650)

	Loss per share:
	Basic and diluted – as reported	$(0.01)	$(0.03)
	Basic and diluted – pro-forma	$0.01	$(0.03)

The per share weighted average fair value of stock options granted to employees during 2003 was $0.06, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil%; expected volatility of 160%; risk-free interest rate of between 3.57% and 4.03%; and expected life equal to 1 to 3 years.

d)

Stock Purchase Warrants

At September 30, 2003, the Company had 26,248,120 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for each warrant exercised. The warrants have exercise prices ranging from $0.12 to $4.25 per share with a weighted average exercise price of $0.39 per share and expiration dates between 2004 and 2006. During the period ended September 30, 2003, the Company issued 1,809,237 warrants with exercise prices ranging from$0.12 to $0.38 and 8,695,453 warrants expired.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

2.	Share Capital – Continued

e)

Treasury Stock

During 2002, in addition to shares acquired under the Share Buy-Back Plan (see below), the Company entered an agreement to acquire, from a director for cancellation, 3,500,000 shares for $152,078 and 3,142,000 shares for $0.17 per share. As at September 30, 2003, the Company has paid the full amount in connection with the acquisition of the 3,500,000 shares and has recorded amounts paid as a charge to Treasury shares. The related shares have not yet been received or cancelled. The remaining 3,142,000 shares will be acquired as the Company’s financial position allows it to do so.

Share Buy-Back Plan

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 as at September 30, 2003 and December 31, 2002.

f)

2003 Stock Incentive Plan

During the nine-month period ended September 30, 2003, the Company established the 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant.

3.

Loans Payable

The Company has received from shareholders and other parties $443,036 (December 31, 2002 -$169,055) in unsecured, non-interest bearing advances. Management expects that the amounts owing will be settled through the issuance of common stock and share purchase warrants.

During the quarter ended September 30, 2003, the Company entered into two loan agreements with a shareholder and a bank in Germany for an aggregate of $25,000. The loans are collateralized by promissory notes each bearing interest at 5% per annum payable at maturity which is the earlier of August 31, 2004 or the date the Company receives proceeds from the Honeywell litigation (Note 4(c)) in excess of $5 million. In the event that the Company receives proceeds from the Honeywell litigation in excess of $5 million, in lieu of interest date, the Company will pay each lender a bonus calculated at 50% of each of their loan principles. Subsequent to September 30, 2003, the Company entered into an additional six loan agreements under the same terms as described above for an aggregate of $97,000.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

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

At September 30, 2003 and December 31, 2002, the Company has included $4,710,000 in regard to this matter in the provision for lawsuit settlements. During the nine months ended September 30, 2003, the Company issued the 3,000,000 shares discussed above and has charged the fair value of the shares, $1,050,000, based on the market value of the shares at the date the settlement and release agreement was signed, as litigation expense for the period. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

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
September 30, 2003 and 2002

4.	Commitments and Contingencies – Continued

(c)

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

In May 2000, Heartland Financial Corporation (“Heartland”), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and has obtained judgement against the Company in the amount of approximately $535,000, which is included in the legal liability reserve. During the nine-month period ended September 30, 2003, the Company paid $250,000 towards the partial settlement of these claims.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

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

5.

Deferred Licensing Fees

During the quarter, the Company entered into a licensing and technology transfer agreement. Under the terms of the agreement, the Company received a $150,000 credit against pre-existing indebtedness to the licensee and a payment of $250,000 for licensing of the DynachargerTM technology and will receive royalties of 3% of the net sales of licensed products made, used or sold by the licensee. In the event that the licensee sells an aggregate of 200,000 or more units in any calendar year, and remains current in its royalty payments, then the royalty payable for each additional unit sold during such calendar year will be reduced to 2% of net sales. As at September 30, 2003, the amount received under the agreement totalling $400,000 was recorded as deferred licencing fees and is being amortized over the term of the agreement estimated to be 18 years. During 2003, $5,550 has been amortized and recorded as a credit to selling, general and administrative expenses.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)
September 30, 2003 and 2002

6.

New Accounting Pronouncements

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable for periods ending after December 15, 2003.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatoryily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003.

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

OVERVIEW

We suspended our business operations during our third quarter due to a lack of financing. Accordingly, our ability to carry out our plan of operations has been materially and adversely affected. The events that have lead to the suspension of our business operations and the current status of our business is discussed below under “Recent Corporate Development”. We are currently working on the re-structuring of our business that would involve a new management team that we plan to implement if we achieve the necessary financing. See “Plan of Operations”.

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

We are presently finalizing the development of additional products incorporating new technology, including a product known as the TurboAir. These new products are in various stages of design and development. Our ability to commercialize these new products is conditional upon us entering into arrangements with OEM’s that provide for the final development and manufacturing of these products. We have begun to enter into development agreements for the manufacture of prototype TurboAir units that will be used for testing and evaluation purposes by original equipment manufacturers. We are presently unable to proceed with these development agreements due to the suspension of our business operations

Prior to the suspension of our business activities, we were in a transition phase of our business to an engineering and design business from a business model that originally included manufacturing and marketing of products incorporating our technology. Our operating results for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 reflect the fact that Honeywell is not proceeding with the commercialization of the Turbopac and Dynacharger products and we are not earning revenues under our license agreement with Honeywell.

We are currently not earning any revenues under our license agreement with Honeywell or through sales of products incorporating our new technology. None of our products are currently being sold commercially.

RECENT CORPORATE DEVELOPMENTS

We have experienced the following recent corporate developments since the beginning of our fiscal quarter ended September 30, 2003 that have led to us suspending our ceasing business operations pending receipt of additional financing:

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

2.
We are proposing to assemble a new management team that would be headed by Mr. David Willett who has previously been our vice-president of product development. Our plan to assemble this management team is on “stand-by” pending our achieving additional financing that would enable us to pursue our plan of operations for the development of our technology, as discussed below. We plan to enter into new management agreements with these individuals upon receipt of financing. We do not have any agreements in place with these individuals and there is no assurance that we will be able to negotiate to engage the individuals who we hope to include in the management team.

3.
We are attempting to settle all legal proceedings that are currently against us, as disclosed in Item 3 of Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2002 and in Item 1 of Part I of this Form 10-QSB. Our objective is to remove the uncertainty and potential liabilities associated with these legal proceedings in order to increase the likelihood that investors will invest in us in order to finance our business. There is no assurance that we will be successful in our negotiations to settle the legal proceedings in which we are currently involved.

4.
We are attempting to settle our outstanding accounts payable and accrued liabilities with our creditors. If we are unable to settle these liabilities, then we plan to pursue forbearance agreements whereby the creditor would forbear from enforcement of the liability pending our resuming operations. Our ability to settle our accounts payable and accrued liabilities is presently compromised due to our lack of financing and working capital.

5.
We plan to proceed with a meeting of our shareholders in order to increase the number of our authorized shares of common stock. We have historically relied on equity financings of sales of our common stock and share purchase warrants in order to fund our operations. We believe that any new financings that we achieve, of which there is no assurance, will be through equity financings. Due to the fact that we had 148,914,616 shares of our common stock issued and outstanding as of December 10, 2003 and the number of authorized shares of our common stock is 150,000,000 shares, we will need to increase our authorized capital in order to achieve any equity financings. We currently do not have any arrangements in place for any equity financings and there is no assurance that any financings will be achieved.

6.
We are planning on resuming development of our products and technologies and performance of our obligations under product development agreements once we have resumed operations. We have informed our product development partners as to the status of our operations. There is no assurance that we will be able to continue with our product development agreements due to our financial status. We anticipate proceeding with approximately seven employees and an estimated operating budjet of $70,000 per month.

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

We had cash of $12,481 as at September 30, 2003 and a working capital deficit of $13,001,232 as at September 30, 2003. If we are successful in resuming our business operations, our plan of operations calls for us to spend approximately $1,000,000 over the next twelve months, with approximately half of this amount being incurred over the next six months. This amount is exclusive of any amounts that we will pay to settle outstanding accounts payable and accrued liabilities or to obtain the forbearance of our creditors. As discussed above, we are not able to pursue our stated plan of operations without substantial additional financing. We are pursuing possible short term loan agreements and possible sales of our common stock and share purchase warrants to raise the financing necessary for us to resume and continue operations. We have no arrangements in place for additional loan or equity financing and there is no assurance that additional loan or equity financing will be obtained. We believe that conventional debt financing is not a financing option to us due to the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to resume or carry out our plan of operations. If we achieve less financing than required to resume operations, then we will not be able to carry out our plan of operations.

RESULTS OF OPERATIONS

Net Sales

We did not achieve any sales during the nine months ended September 30, 2003 or during the nine months ended September 30, 2002. Our current inability to earn revenues reflects the fact that (i) our new TurboAir product and other new products remain in the development stage; and (ii) our Turbopac or Dynacharger products are currently not being sold under any license or development agreement. There have been no sales of the Turbopac™ product by Honeywell since June 2000 and our Dynacharger product remains in development.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2003 increased to $1,197,105 from $761,973 for the nine months ended September 30, 2002, representing an increase of $435,132 or 57%. Selling, general and administrative expenses for the three months ended September 30, 2003 decreased to $353,140 from $396,201 for the three months ended September 30, 2002, representing a decrease of $43,061 or 11%. The increase in our selling, general and administrative expenses during the first nine months was attributable to increased activity during the first six months of 2003 in connection with development agreements that we had entered into. Selling, general and administrative expenses declined in our third quarter due to the fact that we suspended our operations in the third quarter. General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that none of our products are being commercially sold at present.

Research and Development

Research and development costs for the nine months ended September 30, 2003 decreased to $1,877,455 from $2,853,033 for the nine months ended September 30, 2002, representing a decrease of $975,578 or approximately 34%. Research and development costs for the three months ended September 30, 2003 decreased to $121,472 from $1,509,945 for the three months ended September 30, 2002, representing a decrease of $1,388,473 or approximately 92%. Research and development expenses in the first two quarters of 2003 were attributable to development work relating to the manufacture of prototypes for evaluation purposes under development agreements. This research and development work was largely halted in our third quarter as we suspended our business operations, with the result that research and development expenses decreased substantially. Our research and development costs related to present and future products are charged to operations in the period incurred. Current research and development costs are associated with our development of our TurboAir products and new products.

Litigation Expense

We incurred litigation expense in the amount of $1,323,807 for the nine months ended September 30, 2003 compared to litigation expense in the amount of $701,979 for the nine months ended September 30, 2002. We incurred litigation expense in the amount of $202,430 for the three months ended September 30, 2003 compared to litigation expense in the amount of $242,399 for the three months ended September 30, 2002. The increased litigation expense for the nine months ended September 30, 2003 is primarily attributable to our settlement of litigation with TST in consideration for the issuance of 3,000,000 shares of common stock during our second quarter, which resulted in an expense of $1,050,000. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of our Annual Report on Form 10-KSB. The most significant component of our litigation expense remains legal expenses attributable to our litigation and arbitration proceedings with Honeywell. Litigation expenses during the balance of 2003 are anticipated to consist primarily of legal expenses relating to the pending arbitration proceedings in the Honeywell dispute.

Net Loss

Our net loss for the nine months ended September 30, 2003 increased to $4,599,410 from a net loss of $4,510,695 for the nine months ended September 30, 2002, representing an increase of $88,715. Our net loss for the three months ended September 30, 2003 decreased to $748,475 from a net loss of $2,215,045 for the three months ended September 30, 2002, representing a decrease of $1,466,570. The decreased loss in our third quarter was attributable to the suspension of our business operations during this period. Our continued net losses reflect our increased selling, general and administrative expenses, our increased litigation expenses and our current inability to generate revenues.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $12,481 as at September 30, 2003, compared with cash of $137,517 as at December 31, 2002. Our working capital deficit increased to $12,953,732 as at September 30, 2003, compared to a working capital deficit of $13,001,232 as at December 31, 2002.

Liabilities

The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $6,639,909 as at September 30, 2003, compared to $4,309,909 as at December 31, 2002.

Our accounts payable and accrued liabilities remain substantial due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Accounts payable increased to $3,676,959 as at September 30, 2003 from $3,442,541 as at December 31, 2002. Accrued liabilities decreased to $2,138,832 as at September 30, 2003 from $5,061,515 as at December 31, 2002. We have continued during 2002 and are continuing during 2003 to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to resume and continue our operations is also conditional upon the forbearance of our creditors.

Short term loans from shareholders and other parties increased to $443,036 as of September 30, 2003 from $169,055 as of December 31, 2002. A portion of these loans are unsecured, non-interest bearing advances that we anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2003 was $1,548,465, compared to $1,612,823 for the nine months ended September 30, 2002, representing a decrease of $64,358 or 4%. The decrease in cash used in operating activities necessitated that we increase our financing activities in order to fund our operations.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the nine months ended September 30, 2003 was $1,423,429, compared to $1,648,329 for the nine months ended September 30, 2002. Cash provided by financing activities during the nine months ended September 30, 2003 was comprised primarily of cash provided by issuances of common stock in the amount of $891,948 and cash from loans payable in the amount of $273,981.

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

We are pursuing possible short term loan agreements and possible sales of our common stock and share purchase warrants to raise the financing necessary for us to resume and continue operations. Since September 2003, we have entered into eight loan agreements whereby we borrowed an aggregate of $122,000. The loans mature on the earlier of August 31, 2004 or the date that we receive proceeds from the Honeywell arbitration proceedings in excess of $5,000,000, of which there is no assurance. The loans bear interest at the rate of 5% per annum and provide for a bonus of 50% of the principal amount and forgiveness of interest if we receive settlement or execution proceeds from our arbitration proceeding with Honeywell in excess of $5,000,000, of which there is no assurance.

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

Our authorized capital currently includes 150,000,000 shares of common stock. We had 148,914,616 shares of common stock outstanding as of December 10, 2003. In addition, as of September 30, 2003 we had warrants to purchase 26,248,120 shares of our common stock outstanding, options to purchase 5,268,381 shares of our common stock outstanding and we had 97,175 shares of our Series X preferred shares outstanding that are convertible into an additional 9,717,500 shares of our common stock. If all share purchase warrants and options were exercised and all Series X preferred shares were converted, the number of required shares of common stock would exceed the authorized number of shares of common stock. Accordingly, we have recorded a liability of $2,004,110 to account for the potential cash settlement of these outstanding share purchase warrants and convertible shares of Series X preferred stock. Our limited remaining number of shares of authorized common stock may adversely impact on our ability to raise additional financing through additional private placements.

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

Substantial Doubt as to Our Ability to Continue as a Going Concern

Our financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,144,016 at September 30, 2003, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

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

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003.

The implementation of these standards is not expected to have a material effect on the Company’s financial statements.

ITEM 3.           Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Black. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 2003. The presence of the law suits is one of the facts cited by our auditors as giving rise as to the substantial doubt about our ability to continue as a going concern. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB, together with the disclosure regarding developments to these legal proceedings contained in our Quarterly Reports on Form 10-QSB for the three months ended March 31, 2003 and the six months ended June 30, 2003.

The company from which we leased a photocopier has obtained a judgment against us in the approximate amount of $80,000. Other than this judgement, we are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

There were no material developments to our previously disclosed legal proceedings during our third quarter ended September 30, 2003.

We are currently in discussions with Honeywell with respect to a possible settlement of the outstanding disputes between us and Honeywell. No settlement has been reached as of the date of this Quarterly Report on Form 10-QSB and there is no assurance that any settlement will be reached. Pending settlement, we are actively pursuing the completion of the liability phase of the arbitration hearings.

Item 2.           Changes in Securities

During the three months ended September 30, 2003, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “1933 Act”):

1.
On August 27, 2003, we completed the issue of 750,000 shares of our common stock pursuant to the conversion of 7,500 shares of Series X Preferred Stock. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser.

2.
On September 8, 2003, we completed the issue of 750,000 shares of our common stock pursuant to the conversion of 5,000 shares of Series X Preferred Stock. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser.

3.
On September 8, 2003, we completed the issue of 650,000 shares of our common stock pursuant to the conversion of 6500 shares of Series X Preferred Stock. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act on the basis that the purchaser is a sophisticated purchaser.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Registrant (1)

3.2	Amended Bylaws of the Registrant (1)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State (1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State (2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State (4)

10.1	Joint Development Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant (2)

10.2	License Agreement dated January 28, 1999 between Honeywell International, Inc. and the Registrant (2)

10.3	Amendment to License Agreement dated December 15, 1999 (2)

10.4	Amendment to Joint Development Agreement dated December 15, 1999 (2)

10.5	Intellectual Property and Product Rights Agreement dated December 15, 1999 between Honeywell International, Inc. and the Registrant (2)

10.6	Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001(3)

10.7	Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001(3)

10.8	Licensing and Joint Development Agreement Between the Company and Ishikawajima-Harima Heavy Industries Co., Ltd.(1)

10.9	Settlement Agreement dated January 29, 2003 between the Company, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc.(4)

10.10	Settlement Agreement dated January 29, 2003 between the Company, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.3	Audit Committee Charter (4)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2002

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s 10-K for the fiscal year ended December 31, 1999

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

(5)	Filed as an exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003 and we have not filed any Current Reports on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Date: December 19, 2003

TURBODYNE TECHNOLOGIES, INC.

By:	/s/ Daniel Black
Daniel Black, President and Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)