Form 10KSB
period 2003-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2004-05-17
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2003

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-21391

TURBODYNE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEVADA	95-4699061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6155 Carpinteria Avenue
Carpinteria, California	93013
(Address of principal executive offices)	(Zip Code)

(805) 684-4551
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $14,050

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,280,743 as of May 5, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 148,914,616 shares of common stock as of May 5, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

1 of 43

TURBODYNE TECHNOLOGIES, INC.

FORM 10-KSB

2 of 43

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

As used in this annual report, the terms "we", "us", "our", “Turbodyne” and “our company” mean Turbodyne Technologies, Inc., unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

GENERAL

We are an engineering company engaged in the design and development of air charging technology that enhances the performance of internal combustion engines. Our technology is based on DC/AC, high-speed, high-powered, electronically commutated electric motors and high performance power electronics. Our business strategy involves entering into license agreements with original equipment manufacturers (“OEM’s”) in the automotive industry who would incorporate our technology into their product lines in exchange for the payment of royalties or other similar license fees, as well as developing products suitable for direct sale to the retrofit and performance enhancement market segments.

We initially incorporated our technology into two primary products, which are: (i) the Dynacharger™ and (ii) the Turbopac™. We transferred the intellectual property associated with our Dynacharger and Turbopac products to Honeywell International Inc. (“Honeywell”) in 1999. Our rights to these products were the subject of a license agreement and a joint development agreement with Honeywell which have since been terminated pursuant to our settlement agreement with Honeywell. See “Item 3. – Legal Proceedings” and “Recent Corporate Developments” below.

We suspended our business operations during our third fiscal quarter in 2003 pending resolution of certain of our outstanding legal proceedings and due to a lack of financing. Following our entry into the settlement agreement with Honeywell, we resumed our business operations on February 1, 2004. We plan to use the net proceeds of the settlement with Honeywell to fund the re-structuring of our business and to repay short-term loans obtained by us to provide us with working capital and settle our other outstanding debts.

The focus of our business plan is presently to create near-term cash flow through aftermarket sales of two improved versions of our Turbopac™ product. This is intended to provide us with the ability to pursue long-term business development activities and licensing agreements with the OEMs and automotive suppliers, while reducing our need for further equity financing. We intend to complete and test two production configuration versions of our improved Turbopac products by mid 2004. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing, see “Item 6. Management’s Discussion and Analysis or Plan of Operation”, below.

3 of 43

CORPORATE ORGANIZATION

We were incorporated under the laws of British Columbia, Canada in 1983. We reincorporated under the laws of the State of Delaware in July 1998. We reincorporated under the laws of the State of Nevada in August 2002.

We have three wholly owned subsidiaries: Turbodyne Systems, Inc., a Nevada corporation, Turbodyne Germany Ltd., a German corporation, and Electronic Boosting Systems Inc., a Nevada corporation (“Electronic Boosting Systems”). We presently carry out our business operations through our wholly owned subsidiary Electronic Boosting Systems.

We acquired our original technology from Edward M. Halimi, a former director, president and chief executive officer, in July 1993 in consideration of the issuance of 4,150,000 shares of our common stock. See “Item 12 – Certain Relationships and Related Transactions”.

DEVELOPMENT OF OUR BUSINESS DURING 2002 AND 2003

We have experienced the following significant changes since January 1, 2002:

1.
We suspended our business operations during our third fiscal quarter in 2003 pending resolution of our outstanding legal proceedings and due to a lack of financing. Following our entry into the settlement agreement with Honeywell, described below, we resumed our business operations on February 1, 2004. We plan to use the net proceeds of the settlement to fund the re-structuring of our business and to repay short-term loans obtained by us to provide working capital and settle our outstanding debts. We have also decided to continue the development of our Turbopac products. See “Plan of Operations”.

2.
On January 23, 2004, we entered into a settlement agreement and general release agreement (the “Settlement Agreement”) with Honeywell. The Settlement Agreement resolves disputes between Honeywell and Turbodyne that were the subject of arbitration proceedings initiated by Honeywell in June 2001 and federal litigation commenced by Turbodyne against Honeywell in August 2001. The arbitration proceedings and the federal litigation related to a joint development agreement and a license agreement between Honeywell and Turbodyne entered into on January 28, 1999, as subsequently amended on December 15, 1999. We also entered into an Intellectual Property and Product Rights Agreement on December 15, 1999 concurrent with the amendments to the original agreements whereby we assigned certain patent rights to Honeywell. The agreements related to the development of, and certain intellectual property associated with Electrically Assisted Turbocharger technology and products and Electrically Driven Compressor technology and products. The agreements referred to our version of the Electrically Assisted Turbochargers as the “Dynacharger” and our version of the Electrically Driven Compressors as the “Turbopac”.

3.
Under the terms of the Settlement Agreement, among other things, we agreed with Honeywell to terminate the joint development agreement and the license agreement, and Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and our settling amounts owed to certain of our creditors and lien holders of $911,000, which resulted in a net payment from Honeywell of $6,375,000. We have received $4,770,900 to date net of legal fees and creditor payments, in connection with our settlement with Honeywell.

4.	Over the past two years we have been able to reach settlement and resolution of many of the legal proceedings that have been initiated against us. See “Item 3. Legal Proceedings”.

5.
We now have a new board of directors and our business is currently managed by new principal executive officers. Our current board of directors, namely Eugene O’Hagan and Andrew Martyn-Smith were appointed at our annual general meeting held in July 2002.

4 of 43

6.
In 2002 we focused our business strategy on becoming a leading design and engineering company engaged in the development of charging technology for the automotive industry. Our current business strategy contemplates that we will license our technology to leading automotive Original Equipment Manufacturers (“OEM’s”), as well as develop products suitable for direct sale to the retrofit and performance enhancement market segments.

7.
In 2003, we determined not to become a tier-one automotive OEM supplier due to the cost, time, infrastructure, and track-record required to be accepted by the OEM’s as a tier-one supplier. We determined that it would be more economical to license the manufacture of our products to existing tier-one OEM suppliers. This remains our strategy in 2004.

These corporate developments are discussed below. Detailed information regarding our legal proceedings is contained in the section of this Form 10-KSB entitled “Item 3. – Legal Proceedings”.

HONEYWELL AGREEMENTS

Original Agreements

In January 1999, we entered into a license agreement (the “Honeywell License Agreement”) and a joint development agreement (the “Honeywell JDA”) with Honeywell. Each of these agreements was amended in December 1999. Under the Honeywell License Agreement, we granted to Honeywell the exclusive license to make, use and sell products incorporating our Dynacharger™ technology for a term of twenty years. This technology included all designs, processes, data, inventions, developments and other proprietary information relating to electrically assisted turbochargers and motors and controls associated with the Dynacharger™ products. Under the Honeywell JDA, Honeywell and Turbodyne were required to engage in a concerted effort for the research, development and engineering for mass production of the Dynacharger™ and other electrically assisted charged air systems.

Assignment Agreement

The Honeywell License Agreement and Honeywell JDA were amended in December 1999 concurrent with the execution of an intellectual property and product rights agreement between Turbodyne and Honeywell. Under the terms of the intellectual property and products rights agreement, we assigned our patent and trademark portfolios, including Dynacharger™ and Turbopac™, to Honeywell for $6.8 million. The assignment covered the Turbopac, Turboflow and Dynacharger trademarks, 18 patents and 14 patent applications pending with the U.S. Patent and Trademark Office. These trademarks, patents and applications encompassed the construction of the Dynacharger™ and Turbopac™ products. We applied for numerous patents with Honeywell since joint development of our products began. These patent rights were held jointly. We made the assignment of the patent portfolio subject to the Honeywell License Agreement, as amended.

Amended License Agreement

Under the amended Honeywell License Agreement, we granted to Honeywell the worldwide exclusive license to all improvements related to the Turbodyne technology that we develop through our efforts. In addition, Honeywell was granted all rights to manufacture and sell any motor driven compressor products currently sold in the Turbopac product line, including any developments and improvements. We retained the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the independent aftermarket. In exchange for the assignment of our patent portfolio and the exclusive licenses granted in the amended license agreement, Honeywell agreed to pay to us a royalty in the amount of 3.7% of net sales achieved by Honeywell of products incorporating the Turbodyne technology, and Turbodyne had the right to sell electric and light metal components of the Turbopac and Dynacharger systems to Honeywell at cost plus 7%.

The license also gave us the right to manufacture and sell electrical motor assistance systems for Cummins BHT turbochargers in the aftermarket if Honeywell decided not to do so.

5 of 43

Status of the Joint Development Agreement and the License Agreement

Under the terms of the Settlement Agreement, we agreed with Honeywell to terminate both the Honeywell JDA and the Honeywell License Agreement. In accordance with the terms of the Settlement Agreement, Honeywell transferred to us all right, title and interest of Honeywell in all of those patents which have all of their independent claims directed in particular to products or technologies associated specifically with Electrically Driven Compressors (the “EDC Patents”) and not Electrically Assisted Turbochargers. Electrically Driven Compressors are devices used to compress air for use in internal combustion engines and which include a radial compressor wheel attached to and powered by an electrically driven motor. Electrically Driven Compressors, unlike turbochargers, do not include a turbine. Our version of the Electrically Driven Compressor is the Turbopac product. We are not obligated to make any royalty payments to Honeywell with respect to the Turbopac electrically driven compressor products and technology under the terms of the Settlement Agreement.

We, in turn, transferred to Honeywell all of our right, title and interest to all of the intellectual property, other than the EDC Patents, owned by us as of June 30, 2001 or which otherwise relates back to work completed in connection with the Honeywell License Agreement and the Honeywell JDA (the “Assigned Intellectual Property Rights”). The transfer of the Assigned Intellectual Property Rights is subject to certain license rights previously granted by us. In addition, we retained a non-exclusive, non-transferable license to use such portion of the Assigned Intellectual Property Rights as may be necessary solely in order to enable us to make or sell Electrically Driven Compressor products. Honeywell is not obligated to make any royalty payments to us with respect to the Dynacharger electrically assisted products and technology under the terms of the Settlement Agreement. See “Item 3. Legal Proceedings”

INDUSTRY BACKGROUND

Market Demand for Charging Technology for Internal Combustion Engines

We believe that the following market conditions will continue to shape the demand for our air charging technology for internal combustion engines:

•	Worldwide, turbocharged diesel engines will continue to represent a large share of the power plants in passenger cars, trucks, boats, and other vehicles;

•
Turbocharged gasoline engines are an advantageous alternative to larger displacement gasoline engines, they currently represent only approximately 1% of the power plants in passenger cars because of turbo-lag;

•
All passenger cars equipped with diesel engines in the displacement range of 1.5 to 3.5 litres, about 4.5 million of which were built worldwide in 2003, share the common problem of trading steady-state power output with inadequate take-off performance when accelerating from low engine rpm and power, due to turbo-lag;

•
The automobile industry is pursuing downsizing of gasoline and diesel engines to improve engine efficiency and fuel economy, as well as to reduce cost, weight, size, and pollution. Although the drop in engine torque and power associated with smaller engines can be prevented by charging the downsized engine, it must be accomplished without turbo lag to be successful;

•
The passenger car industry appears committed to resolving the turbo lag problem and to the best of our knowledge the charging technology as used in our product is currently the most practical and effective solution to the problem; and

•
New more stringent emissions standards requiring reduced levels of emissions during periods of engine acceleration are being introduced throughout the world. Our technology helps engine manufacturers comply with the new requirements without having to make their engines less responsive.

6 of 43

Turbocharging Technology

The prevailing means for significantly increasing engine power and torque is charging the internal combustion reciprocal cycling engine. Turbocharging has evolved as the preferred technology to accomplish this. This technology uses exhaust gas energy, via a turbine, to drive a compressor that delivers air and pressurizes the engine intake system. These types of turbo engines have been used in passenger cars for many years, as well as light, medium, and heavy-duty trucks. These vehicles show high peak performance but turbo lag, or inadequate takeoff performance, continues to be a problem due to the absence of initial exhaust gas energy required to drive the turbocharger turbine. Overcoming turbo lag can be accomplished by using an electric motor driven compressor to pressurize the engine intake air until the engine produces sufficient exhaust gas energy to do so with the turbochargers compressor.

For several decades, the automotive industry has sought a manufacturable solution to turbo lag. Although we know of no complete solution that has been offered or implemented into mass production, we are aware of other competing technologies.

Market Opportunity

Our market opportunity is to take advantage of these market conditions and become a design and engineering company that undertakes the development of the core technology for the automotive industry that will eliminate turbo–lag in turbocharged engines, increase power and performance, reduce the pollution of non-turbocharged engines, and facilitate the successful downsizing of internal combustion engines.

THE TURBODYNE TECHNOLOGY

The Turbopac™ System

Our Turbopac systems provide nearly instantaneous pressurized air to internal combustion engines. This allows engine manufacturers to use larger turbochargers for a given engine size without suffering the lack of responsiveness normally caused by the corresponding introduction of excessive turbo-lag. The Turbopac allows the engine control system to immediately increase the fuel delivered to the engine, while still maintaining the proper air/fuel ratio for optimal combustion and minimal pollution. This additional combusted fuel serves not only to help the vehicle accelerate, but also to provide additional exhaust gas energy to more rapidly accelerate the turbocharger. Once the turbocharger has come up to sufficient speed to deliver pressurized air to the engine, the Turbopac is deactivated.

The Turbopac system is an electric-motor-driven centrifugal compressor that works in series with an engine’s existing turbocharger to eliminate turbo-lag and produce a turbo-compounding effect. The motor is driven by a high performance electronic controller that takes its energy from the vehicles electrical system. Because the Turbopac is active only during periods of turbocharger turbo-lag, the duty cycle of the Turbopac is low and the vehicles charging system is able to replenish the energy consumed by the Turbopac when it is not active.

Activation of the Turbopac is controlled by the vehicles engine control unit (ECU). In aftermarket applications other more simplified means of activation and control can be utilized.

The Dynacharger™

We developed the Dynacharger product as an alternative way to address the turbo-lag problem that occurs in turbocharged internal combustion engines. The Dynacharger product incorporates a high speed, high power density electric motor that is mounted coaxially between a turbocharger’s turbine and the compressor. The Dynacharger is controlled by external controls that regulate the operation of the electric motor and the speed of the compressor of the turbocharger. The Dynacharger product enables the turbocharger’s compressor to compress the air supply delivered to the engine during periods,

7 of 43

including start-up and acceleration, when the force provided by the engine’s exhaust gas is insufficient to provide adequate power to the turbocharger’s compressor.

Turbodyne is no longer pursuing the development of the Dynacharger technology. We believe that the Turbopac technology is a superior approach to elimination of turbo-lag for the following reasons:

•	The electric motor is not required to exist in the extremely harsh internal environment of a turbocharger.

•	The size, power, and torque of the electric motor is not constrained by the limitations associated with placing the electric motor in the turbocharger.

•
The compressor of the Turbopac can be optimized for low engine RPM performance while allowing the turbocharger compressor to remain optimized for high engine RPM performance. Using only one compressor forces design compromises that degrade performance when compared with a two-stage, compounding system.

•	A conventional, low cost “waste-gate” turbocharger with a Turbopac can exceed the performance of more costly, more complex, and less reliable variable geometry turbochargers.

INTELLECTUAL PROPERTY

Turbopac and Dynacharger Technology

As of January 23, 2004, pursuant to the terms of the Settlement Agreement, Honeywell assigned all of its interest in the EDC Patents to us, and we assigned to Honeywell all of our interest in the intellectual property including issued patents and pending patent applications, other than the EDC Patents, that were owned jointly or solely by us as of June 30, 2001 as they related to work conducted in connection with our agreements with Honeywell. Our assignment to Honeywell of certain of our intellectual property was subject to our retaining the right to continue with our license agreements relating to the electrically driven compressor technology with our existing licensees, and Honeywell’s grant to us of a retained non-exclusive license to such limited portion of such intellectual property as may be necessary for us to sell electrically driven compressor products.

Proprietary Information Agreements

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

STATUS OF THE DEVELOPMENT, MARKETING AND SALE OF OUR PRODUCTS

Turbopac Product

In the fourth quarter of 1997, under an arrangement with Detroit Diesel Corporation and in accordance with the United States Environmental Protection Agency Urban Bus Program, our Turbopac™ 2500 model was installed on city buses in Toledo, Ohio, Riverside, California and Milwaukee, Wisconsin. Following the successful installation of these products, Milwaukee Transit requested and received from the Environmental Protection Agency approval to equip 10 additional buses with the Turbopac™ 2500 model. In April 1998, the EPA certified the Detroit Diesel Corporation emission upgrade kit, which includes the Turbopac™ 2500 model, under the Urban Bus Retrofit/Rebuild Program. Following EPA approval, we entered into a five-year sales and marketing agreement with Detroit Diesel Corporation under which Detroit Diesel Corporation will exclusively market the Turbopac™ as part of its mechanical engine rebuild kit for the EPA Urban Bus Program. In June 1998, we delivered the initial stocking order of 100 Turbopacs™. We sold approximately 575 Turbopacs™ under our agreement with Detroit Diesel Corporation. Under the terms of the Honeywell JDA, we agreed that further sales to Detroit Diesel Corporation were to be made by Honeywell. No further sales of the Turbopac products have been

8 of 43

completed under this arrangement due to Honeywell’s determination to halt sales of Turbopac products, including sales of Turbopac products to Detroit Diesel Corporation.

We completed the development of several different versions of the Turbopac products. We assigned our rights to the Turbopac product to Honeywell in December 1999. Due to this assignment we were unable to independently pursue the commercialization of the Turbopac products to date. As of January 23, 2004, pursuant to the terms of the Settlement Agreement, Honeywell assigned all of its interest in the EDC Patents to us. We in turn transferred to Honeywell all of our interest in the intellectual property, other than the EDC Patents, that were owned jointly or solely by us as of June 30, 2001 as they related to work conducted in connection with the Honeywell License Agreement and the Honeywell JDA.

We anticipate that commercialization of our Turbopac product will be through a license arrangement with an OEM or direct sales to lower volume market segments. There is no assurance that we will be able to enter into a license agreement with an OEM or to achieve commercialization of the Turbopac product.

Dynacharger Products

We completed the development of our Dynacharger products for prototype evaluation and testing purposes. We do not plan to continue the commercial development of our Dynacharger product. However, we do intend to continue under our existing license agreements relating to this technology.

BUSINESS STRATEGY

Turbopac Systems

Our general business strategy is to develop products incorporating our technology to be licensed to automotive OEM’s and to be sold directly into low-volume market applications. We have determined not to attempt to pursue the large scale manufacturing of our products in view of the high costs, extreme competition, and business risks associated with tier-one OEM manufacturing. We believe that the strategy of licensing our products to OEM’s will enable the most rapid commercialization of products incorporating our technology. OEM’s and major existing tier-one suppliers have the necessary manufacturing economies of scale, including the ability to obtain volume purchasing and mass production manufacturing, necessary to manufacture products incorporating our technology at competitive costs.

Dynacharger Products

Joint Development Agreement

In September 2002, our subsidiary, Turbodyne Systems, Inc. (“TSI”), entered into a licensing and joint development agreement with Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”). The licensing and joint development agreement provides for the grant by TSI to IHI of a ten-year non-exclusive license for our motor assisted Dynacharger turbocharger technology for the territories of Asia and Europe. IHI was required to pay to TSI ¥8,000,000 Japanese Yen (equal to approximately $66,300 US as of September 11, 2002) as an initial license fee upon execution of the agreement. IHI is also required to pay to TSI an additional license fee of ¥20,000,000 Japanese Yen (equal to approximately $165,900 US as of September 11, 2002) upon a decision by IHI to enter into mass production and delivery to IHI by TSI of complete design, engineering, drawings, specifications and parts lists. In addition to the additional license fee, IHI will pay to TSI a royalty based on the number of units sold by IHI that incorporate the licensed technology. The royalty will equal 3% of the amount of the sales price of motor assisted turbochargers sold that incorporate our technology less the price of a conventional turbocharger product for sales of the first 200,000 units. For sales in excess of 200,000 units, the royalty will be reduced to 1% of the price differential.

TSI has also agreed to manufacture and deliver to IHI four engineering sample units that will be designed to meet the specific requirements of IHI. The purpose of these engineering sample units will be for testing and evaluation purposes by IHI. IHI paid TSI the amount of ¥2,000,000 Japanese Yen (equal to approximately $16,600 US) upon the execution of the agreement. TSI will complete the fabrication of the

9 of 43

electric motor and electronic components for the test units. IHI will supply the conventional turbocharger components to TSI for final assembly and testing by TSI. TSI will deliver the four samples to IHI for evaluation. Additional test units will be provided at a price of ¥500,000 Japanese Yen (equal to approximately $4,150 US as of September 11, 2002).

Non-Exclusive Agreement License Agreement

In 2003 we entered into a non-exclusive license agreement with a California technology development company (the “Licensee”). Pursuant to the terms of the agreement we granted the Licensee a worldwide license (the “License”) to make use of the technologies and inventions associated with our electrically assisted turbocharger technology otherwise known as the “Dynacharger” technology. In consideration of the grant of the License, the Licensee agreed to: (i) pay us $250,000 on the execution of the agreement; (ii) reduce by $150,000 amounts owing on a promissory note issued by us in favor of the License; and (iii) pay us a royalty of 3% of the net sales of licensed products made, used or sold by the Licensee or any of their sub-licensees, subject to any improvements made by the Licensee to our motor assisted turbocharger technology.

We do not plan to continue the commercial development of our Dynacharger product, however, we intend to continue to operate under our existing license agreements relating to this technology.

Additional Elements of Our Business Strategy

Additional key elements of our strategy include:

•	Increasing awareness in the automotive industry for our expertise and technology in the field of charging internal combustion engines;

•	Continuing our engineering efforts to further advance our technology;

•	Establishing additional strategic relationships with OEMs.

COMPETITION

We expect that the primary competition for Turbopac™ products will come from improvements and refinements to conventional internal combustion engines that may result in moderate, but sufficient, increases in engine performance. Implementing these improvements may be less costly than installing a Turbopac™ product. In addition, OEMs and consumers may be more accepting of improvements to existing technology than a new technology.

Competition for Turbopac™ products may also come from existing products manufactured by OEMs that do not incorporate our products into their final product. A relatively small number of OEMs have a significant share of the automotive market. Accordingly, an OEM's decision not to incorporate our products into its product lines could pose a significant threat to our success.

RESEARCH AND DEVELOPMENT

We incurred research and development costs in the amount of $1,953,137 during our fiscal year ended December 31, 2003, compared to research and development costs in the amount of $4,947,824 during our fiscal year ended December 31, 2002. These expenditures included amounts on research and development with the objective of bringing Turbopac™ into full-scale commercial production

GOVERNMENT REGULATION

In the United States, emissions standards for diesel and gasoline engines are imposed by the Environmental Protection Agency (“EPA”) and other regulatory agencies, including the California Air Resources Board. In Europe, the Euro 4 emissions standards will be coming into effect in 2005. The presence of these government regulations has the potential to create demand for our products as our

10 of 43

products are designed to increase engine performance with resulting reductions in emissions and increases in fuel economy.

We must continue to design and develop products that meet worldwide vehicle emissions standards that are imposed by regulatory agencies. Testing to ensure our products meet these government regulations will be an integral component of our research and development expense on new products.

SEGMENT REPORTING

We are currently only engaged in one business segment, being the development and sale of products incorporating our Turbopac technology. Our business operations are primarily conducted within the United States at present. Accordingly, we do not report our financial information on separate geographic segments.

EMPLOYEES

As of May 5, 2004, we had approximately seven full-time employee equivalent consultants and employees, comprised of the following:

1.	Our three executive officers, namely Mr. Andrew Martyn-Smith, Mr. David Willett and Ms. Marsha Chandler;
2.	Two engineers; and
3.	Two administrative personnel.

RISK FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report on Form 10-KSB, including those risks identified under “Item 1 – Description of Business”, “Item 3 – Legal Proceedings” and “Item 6 – Management Discussion and Analysis or Plan of Operations”. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to continue business operations as a going concern.

RISKS RELATING TO OUR FINANCIAL CONDITION

We Presently have Insufficient Authorized Capital to Convert All of Our Outstanding Options, Warrants and Preferred Shares

Our authorized capital currently consists of 150,000,000 shares of common stock and 1,000,000 preferred shares. We had 148,914,616 shares of common stock outstanding as of May 5, 2004. In addition, as of December 31, 2003 we had warrants to purchase 21,634,809 shares of our common stock outstanding, options to purchase 4,179,666 shares of our common stock outstanding and we had 97,175 shares of our Series X preferred shares outstanding that are convertible into an additional 9,717,500 shares of our common stock. If all share purchase warrants and options were exercised and all Series X preferred shares were converted, the number of required shares of common stock would exceed the authorized number of shares of common stock. Accordingly, we have recorded a liability of $2,715,322 to account for the potential cash settlement of these outstanding options, share purchase warrants and convertible shares of Series X preferred stock in the accompanying financial statements. Our limited remaining number of shares of authorized common stock may adversely impact on our ability to raise additional financing through additional private placements.

We intend to submit to our stockholders a proposal to increase our authorized capital at our 2004 annual general meeting. If our stockholders do not vote in favour of the proposal our limited authorized capital may continue to have adverse consequences on our business operations and our ability to raise additional capital.

11 of 43

There Is Substantial Doubt As To Our Ability To Raise Additional Capital Through Sales Of Our Common Stock.

There is substantial doubt as to our ability to raise additional capital through sales of our common stock due to the following factors:

1.	We have a substantial working capital deficit;
2.	We do not have any significant revenues;
3.	We will not achieve significant revenues until we complete the commercialization of products incorporating our technology, whether by ourselves or in conjunction with automotive OEM’s;
4.	We will be required to incur substantial research and development expenses prior to the commercialization of products incorporating our technology;
5.	We are the subject of outstanding judgments and legal proceedings;
6.	We have insufficient authorized capital for the exercise of our outstanding options, warrants, and convertible preferred shares; and
7.	The presence of the other risks identified in this Annual Report on Form 10-KSB.

There Is A Substantial Risk That We Will Not Be Able To Continue Our Business Operations Due To Our Financial Condition.

We had a working capital deficit of $14,691,564 as at December 31, 2003. As we are not earning revenues, we require substantial amounts of additional capital in order to continue business operations. We do not have any arrangements in place for any financing. Subsequent to December 31, 2003, we settled our litigation with Honeywell which has provided us with sufficient working capital to continue our operations for ten months, however, we will require further financing to continue our business operations past this period. We anticipate that any future financing would be achieved by sales of additional shares of our common stock once our stockholders have approved the proposal to increase our authorized share capital at our 2004 annual general meeting of stockholders. Sales of additional shares of our common stock will result in significant dilution to our current stockholders.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We reported net losses of $6,884,717 and $9,002,745 for the two fiscal years ended December 2003 and 2002 respectively. We suffered net losses in recent years resulting in an accumulated deficit of $130,476,823 at December 31, 2003. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities, and based on our projected cash flows for the ensuing year we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts to be paid or received, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2003.

Substantially All Of Our Historical Revenues Were Derived From Pacific Baja, Substantially All Of The Assets Of Which Were Sold In Bankruptcy Proceedings In 1999.

Substantially all of our historical revenues on a consolidated basis have been derived from Pacific Baja, our former subsidiary. The assets of Pacific Baja were sold in bankruptcy proceedings in December 1999. The sale of substantially all of the assets of Pacific Baja has had an adverse affect on our business and results of operations.

We Have No History Of Product Sales.

None of the Turbopac or Dynacharger products have been commercially produced except for the limited commercial production of the TurbopacTM 2500 product. Sales of the TurbopacTM 2500 product have been terminated by Honeywell. We cannot assure you that TurbopacTM will be developed in a timely

12 of 43

manner or that it will be commercially accepted. The failure of TurbopacTM to achieve commercial success will have a material adverse effect on our business, operating results and financial condition.

We May Not Be Able To Continue In Business.

Due to our past losses and our limited working capital, we may not be able to stay in business. Pursuant to our settlement with Honeywell, we have terminated the Honeywell License Agreement and the Honeywell JDA. Honeywell is also not currently proceeding with the commercial development of Dynacharger products and no sales of products incorporating the Dynacharger technology are being made under our license agreement. Accordingly, we are not earning revenues under the Honeywell License Agreement and Honeywell JDA. As we do not have any other products ready for commercial sale at this time, there is significant doubt as to our ability to continue business operations. Our current sources of working capital are not sufficient to meet our working capital needs beyond the next ten months.

RISKS RELATING TO ADDITIONAL LEGAL PROCEEDINGS

We Have Been Named As A Defendant In Legal Proceedings Arising From The Bankruptcy Of Pacific Baja.

We have been named as a defendant in legal proceedings commenced by the Pacific Baja Liquidating Trust on behalf of the creditors of Pacific Baja seeking damages in excess of $12 million from ourselves and the former officers and directors of Pacific Baja and Turbodyne Systems, our wholly owned subsidiary. We intend to pursue settlement of these claims through our insurers. If the Pacific Baja Liquidating Trust is successful in achieving an award of substantial damages against us in excess of our insurance coverage, it may have a materially adverse affect on our business operations. In addition, the continuation of these legal proceedings may have an adverse affect on our ability to raise additional capital.

RISKS RELATED TO OUR BUSINESS STRATEGY

Our Business May Be Adversely Affected If We Are Not Able To Achieve Management Stability.

There is no assurance that we will be able to retain a management team that is capable of implementing our business strategy successfully. Our board of directors and management has experienced a high rate of turnover over the last five years, which has affected our ability to focus on the core elements of our business. It is possible that we will continue to experience turnover, although we believe that our executive officers will retain their positions for the foreseeable future. If management resources continue to be diverted towards replacing directors and executive officers, our ability to manage our business, achieve financing and to further develop our technology will be impaired with the result that our business will be adversely affected. In addition, our historical lack of stability will have a negative impact on the quality of management that we are able to retain to manage our business.

Our Business Will Not Succeed If We Cannot Convince OEM’s To Incorporate Our Technology Into Their Product Lines.

Our future financial performance depends primarily on our ability to enter into agreements with automotive OEM’s that lead to the commercialization of products incorporating our technology. If we are unable to convince automotive OEM’s of the advantages and viability of our technology, we will not be successful.

We May Expend A Significant Amount Of Time And Resources Testing Programs That May Not Result In Any Sales.

A key component of our business strategy involves entering into joint development agreements with automotive OEM’s with the objective of having the OEM’s incorporate our technology into the OEM’s products. Developing relationships with OEM’s involves lengthy periods of product development and

13 of 43

performance evaluation. During this period, we may provide certain products or services free of charge or at a reduced rate. We also devote a significant amount of time and attention to pursuing these programs in an effort to obtain commercialization for products incorporating our technology. OEM’s that we conduct joint development work with are under no obligation to purchase our products and after evaluation may determine not to incorporate any of our technology into their products. Accordingly, we may devote substantial time and resources to developing relationships and development programs with OEM’s that do not result in commercialization of products incorporating our technology.

Our Business Could Be Materially Adversely Affected If We Encounter Problems And Delays In Completing The Development Of Products Incorporating Our Technology For Commercialization.

With the exception of limited commercial production of certain Turbopac™ models, products incorporating our technology are in the development stage. Historically, we have encountered delays in development due to design defects or changes in specifications and we may continue to experience delays. These delays could increase the cost of development of products incorporating our technology and affect the timing of commercialization. Our future revenues depend largely on sales of products incorporating our technology and delays in commercialization will impact on our financial condition and operating results. In addition, new products incorporating our technology may not receive market acceptance and may not be sold at a profit.

Future Revenues Depend On Our Ability To Get Patent Protection For Our Technology.

Protection of trade secrets and proprietary knowhow is critical to our success. If our competitors independently develop similar or superior technologies or gain access to our trade secrets, our business will be materially and adversely affected. Accordingly, we depend on continued patent protection for these products. If we are unable to maintain patent protection for our technology, we may not be able to gain a competitive advantage or protect our technology and our business will be adversely affected.

We may incur substantial costs seeking to enforce our patent rights against infringement or the unauthorized use of our proprietary technology by others or in defending ourselves against similar claims of others. Our trade secrets and proprietary know how are critical for us to achieve and maintain a competitive position. We cannot assure you that others may not independently develop similar or superior technologies or gain access to our trade secrets or know how.

If New, Commercially Successful Techniques Similar To Our Products Are Developed, Our Potential Market Share Will Be Reduced.

The business environment in which we operate is highly competitive. Although we know of no products that are technologically similar to ours, future competitors may develop related technologies that improve the performance of internal combustion engines or products that are not encompassed by our patents. In addition, competitors may be issued patents that inhibit our ability to develop certain products. There may also be improvements to current technologies that compete with ours. Successful development of new techniques may reduce our potential market share or make our products less attractive or obsolete, each of which would adversely affect our business. In addition, a relatively small number of OEM’s hold a significant share of the automotive market. If any of the OEM’s decides not to incorporate our products into their product lines, our potential market share might be significantly reduced. Our products may not be superior to existing or subsequently developed competitive products and we may not be able to obtain significant market share or be able to adapt to evolving markets or technologies.

We Must Keep Pace With Technological Change To Achieve Success.

The automotive industries in which we compete are characterized by rapid and significant technological change. Our success depends on our ability to continually develop new technology and to refine products incorporating our original technology. We have been pursuing commercialization of our Turbopac™ product lines. However, development of these products under our agreements with Honeywell has not proceeded as planned. Due to this delay and the rapid pace of technological innovation in the automotive industry, there is a risk that these products may be superceded by new technology and become obsolete.

14 of 43

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

Intense Competition.

The business environment in which we operate is highly competitive. Most of our competitors have and potential competitors may have greater financial, marketing, technological and other resources. We believe that no products technologically similar to TurbopacTM have been sold. However, future competitors may develop related technologies that improve the performance of internal combustion engines and/or reduce emissions that are not encompassed by our patents. In addition, other companies may be issued patents which may inhibit our ability to develop certain products encompassed by those patents. There also may be improvements to existing technologies.

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

15 of 43

ITEM 2.           DESCRIPTION OF PROPERTY.

We maintain our corporate headquarters and our engineering, design and testing facilities in approximately 40,000 square feet of leased space located in Carpinteria, California. These premises are leased for a monthly rental of approximately $28,840 plus operating costs, including taxes, insurance and utilities for a term expiry in January 30, 2005.

We believe that our existing facilities are adequate for our current business. We are currently seeking to sublet approximately two-thirds of our leased premises that we are not using in order to reduce our administrative and operating costs.

ITEM 3.           LEGAL PROCEEDINGS.

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Honeywell International Inc.

We entered into the Settlement Agreement with Honeywell effective January 23, 2004. The Settlement Agreement resolves disputes between our company and Honeywell that were the subject of arbitration proceedings initiated by Honeywell in June 2001 (the “Arbitration”) and federal litigation commenced by us against Honeywell in August 2001 (the “Federal Litigation”). The Arbitration and the Federal Litigation related to a joint development agreement and a license agreement between us and Honeywell entered into on January 28, 1999, as subsequently amended on December 15, 1999. We also entered into an Intellectual Property and Product Rights Agreement on December 15, 1999 concurrent with the amendments to the original agreements whereby we assigned certain patent rights to Honeywell. The agreements related to the development of, and certain intellectual property associated with, Electrically Assisted Turbocharger technology and products and Electrically Driven Compressor technology and products. The agreements referred to our version of the Electrically Assisted Turbochargers as the “Dynacharger” and our version of the Electrically Driven Compressors as the “Turbopac”.

Under the terms of the Settlement Agreement, we have agreed with Honeywell that each of the joint development agreement and the license agreement have been terminated and superseded by the Settlement Agreement. Honeywell has transferred to us all right, title and interest of Honeywell in all of those patents which have all of their independent claims directed in particular to products or technologies associated specifically with Electrically Driven Compressors and not Electrically Assisted Turbochargers. Electrically Driven Compressors are devices used to compress air for use in internal combustion engines and which include a radial compressor wheel attached to and powered by an electrically driven motor. Electrically Driven Compressors, unlike turbochargers, do not include a turbine. Our version of the Electrically Driven Compressor is the Turbopac product. We will not be obligated to make any royalty payments to Honeywell in respect of the Turbopac electrically driven compressor products and technology.

We have, in turn, transferred to Honeywell all of our right, title and interest to all of the intellectual property, other than the EDC Patents, owned by us as of June 30, 2001 or which otherwise relates back to work completed in connection with the license agreement and the joint development agreement (the “Assigned Intellectual Property Rights”). The transfer of the Assigned Intellectual Property Rights is subject to certain license rights previously granted by us. In addition, we have retained a non-exclusive, non-transferable license to use such portion of the Assigned Intellectual Property Rights as may be necessary solely in order to enable us to make or sell Electrically Driven Compressor products. Honeywell will not be obligated to make any royalty payments to us with respect to the Dynacharger electrically assisted products and technology.

Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and $911,000 owed to certain of our

16 of 43

creditors and lien holders. We have received $4,770,900 net of legal fees and creditor liens from Honeywell to date.

The Settlement Agreement also includes mutual releases of each of our company and Honeywell in favor of the other and certain indemnification agreements. No payments were required to be made by us to Honeywell pursuant to the Settlement Agreement. The proceeds received by us are net of payments required to be made to creditors and lien holders, as described above, and payment of legal fees on a contingency basis.

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

We are pursuing settlement negotiations in this proceeding. We have proposed that we would surrender our claims as a creditor of Pacific Baja in consideration for a release of the other claims asserted by the Pacific Baja Liquidating Trust against us and the former officers and directors of Turbodyne Systems, Inc. and Pacific Baja. We will vigorously contest and defend any claim by the Pacific Baja Liquidating Trust that would exceed our claims as a creditor of Pacific Baja and that would be satisfied other than by a set-off of our claims against Pacific Baja. We also have filed proofs of claim with our insurers to cover any amounts exceeding our claims as a creditor of Pacific Baja.

b)          TST, Inc.

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

17 of 43

We agreed on the terms of settlement with TST on October 4, 2001. Under the terms of the settlement agreement, we agreed to:

(i)
issue 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST, and we would agree to register the resale of these shares by Mr. Stein by filing a registration statement with the Securities and Exchange Commission.

(ii)	issue 2,000,000 shares of our common stock to TST.

(iii)
the stipulation for the entry of judgment that will provide for the immediate entry of judgment against us in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja,

(iv)	allow any proceeds received by TST or Mr. Stein from the sale of the issued shares to be automatically applied as a credit against that amount of the judgment against us in favor of TST.

We completed all share issuances to TST required under the terms of our settlement with TST in 2003. We included an amount of $4,803,000 in our reserve for lawsuit settlements on our consolidated balance sheet as at December 31, 2003 in regard to this settlement with TST. However, if it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision amount.

c)          Heartland Financial Corporation

In May 2000, Heartland Financial Corporation (“Heartland”) filed a complaint for arbitration against us seeking approximately $600,000 representing a success fee it claimed it is entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, Turbodyne and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees from us.

Heartland obtained an arbitration award against us in the amount of approximately $535,490. This arbitration award was entered as a judgment against us in the Superior Court of the State of California, City and County of San Francisco in June 2001. We have entered into a forbearance agreement with Heartland whereby we agreed to pay $250,000 out of the proceeds of other litigation, which amount has been paid, and agreed to assign to Heartland the proceeds of any arbitration award that is granted in our favour in the Honeywell arbitration proceedings, to the extent required to satisfy the outstanding balance due on Heartland’s judgment. In exchange, Heartland has agreed to forbear on any efforts to collect on their judgment until the Honeywell arbitration has been finalized. Following our entry into the settlement with Honeywell, we paid $506,408 in complete settlement of the Heartland claim.

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

We have reached a settlement agreement that has resulted in the final disposition of these legal proceedings. The insurance companies involved have approved this settlement agreement. We have signed a stipulation of settlement with the legal counsel for the plaintiffs that sets forth the terms and conditions of this settlement. The United States District Court for the Central District of California has

18 of 43

given its final approval to the settlement agreement, the judgment of the court has been entered and the statutory 30-day period for appealing from the judgment has expired without any appeal having been filed. Accordingly, the settlement agreement has now been finalized. The agreed terms of settlement provide for a stipulated judgment against us in the amount of $7.9 million. This judgment will be satisfied solely through our director’s and officer’s liability insurance policies. Our primary and excess insurers will pay approximately $2.9 million of this amount as a condition of settlement. The balance of $5.0 million will be satisfied from the proceeds of the second layer of an excess policy issued by Reliance Insurance Company to be assigned to the plaintiffs. The plaintiff’s case against us and our co-defendants has been dismissed. We do not have any liability beyond the proceeds from the insurance policies and accordingly we are not required to fund any portion of the judgment. The settlement is binding on all class members, with the exception of two shareholders representing 14,100 shares who requested to be excluded.

Sheppard, Mullin, Richter & Hampton (“Sheppard Mullin”)

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

Sheppard, Mullin filed a defence in this legal proceeding denying any liability to us. This action was set for trial in December 2002. We were able to resolve our legal proceedings against Sheppard, Mullin, to the mutual satisfaction of Sheppard Mullin and ourselves. A dismissal with prejudice was filed in the Santa Barbara Superior Court in February 2003 pursuant to this resolution.

Leon Nowek

Mr. Leon Nowek, one of our former directors and former officer, had threatened to take action against us for an alleged breach of his employment agreement dated August 1, 1997, as amended July 27, 1998. Mr. Nowek claimed to be entitled to payment of $1,620,000 in respect of alleged breaches by us of the employment agreement. Mr. Nowek claimed an additional amount of $32,511 for reimbursement of legal costs incurred by Mr. Nowek in connection with the SEC investigation and class action lawsuit in which Mr. Nowek was named a party. We claimed against Mr. Nowek in the amount of $225,000 in respect of a housing loan that we advanced to Mr. Nowek and that had not been repaid.

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

Other Legal Proceedings

We filed an action in Superior Court of the State of California for the County of Santa Barbara (Case No. 01046250) in March 2001 against Wendell Anderson, Gerhard Delf, Sadayappa K. Durairaj, Naresh C. Saxena, Mugerdish Balabanian, Kenneth Fitzpatrick, Alain G. Chardon, Joseph D. Castano and Marsha Chandler. We determined to abandon this lawsuit against all defendants, other than Mr. Delf. Mr.

19 of 43

Delf is one of our former directors and our former chief executive officer. We are seeking damages for alleged breach of fiduciary duty by Mr. Delf in connection with his handling of our dealings with Sheppard, Mullin, our former securities legal counsel, that gave rise to our litigation against Sheppard, Mullin and our acquisition of Pacific Baja. Mr. Delf has filed a cross-complaint against us for indemnity and for compensation alleged to be payable by us to Mr. Delf relating to his former position as chief executive officer. Following our entry into the settlement with Honeywell, we paid this claim.

In December 2000, Alain F. Lombard, one of our former consultants, served us with a demand for arbitration. Mr. Lombard alleged breach of contract. We agreed to a stipulated judgment against us in the amount of $180,535 in August 2001. Repayment of this judgment is stipulated at $15,000 per month, commencing October 2001. We completed the first payment of this stipulated judgment but did not complete any further payments. Mr. Lombard has the right to accelerate the unpaid portion of the judgment and enter judgment for the full amount if we default on our payments to Mr. Lombard. Mr. Lombard has again commenced working for us as a consultant and has orally agreed not to enforce the judgment until such time as we have sufficient funds to pay the judgment. Following our entry into the settlement with Honeywell, we paid this claim.

In December 2000, Bowne of Los Angeles served us with a complaint for breach of contract for services rendered. Bowne sought payment for past services plus attorneys' fees and costs. Bowne was granted a judgment in the Superior Court of Los Angeles against us in the amount of $49,427.74. This claim was settled in connection with the Honeywell settlement.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2003.

20 of 43

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, PRICE RANGE OF COMMON STOCK

Turbodyne’s common shares are quoted on the OTC Bulletin Board under the symbol “TRBD” and on the Berlin Stock Exchange under the symbol “TUD”. Turbodyne’s common stock was traded on the Pink Sheets under the symbol "TRBD" from April 2, 1999 to May 3, 2002 when trading commenced on the OTC Bulletin Board.

The following table indicates the high and low bid prices of the common shares during the periods indicated:

	2002		2003

	High	Low	High	Low

First Quarter	$0.49	$0.22	$0.20	$0.08
Second Quarter	$0.28	$0.15	$0.12	$0.06
Third Quarter	$0.33	$0.09	$0.30	$0.04
Fourth Quarter	$0.19	$0.10	$0.21	$0.08

For the first quarter of 2004, the high bid price for our common stock was $0.27 per share and the low bid price was $0.09 per share. The source of the high and low bid price information since May 3, 2002 is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders of Our Common Stock

As of May 5, 2004, there were approximately 430 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Turbodyne did not complete any sales of securities without registration pursuant to the Securities Act of 1933, as amended during the fiscal year ended December 31, 2003 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the year.

21 of 43

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations as at and for the two years ended December 31, 2003 should be read in conjunction with the consolidated financial statements and related notes included in this annual report.

This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements".

We suspended our business operations during our third fiscal quarter in 2003 pending resolution of certain of our outstanding legal proceedings and due to a lack of financing. Following our entry into the settlement agreement with Honeywell, we resumed our business operations in February 2004. We plan to use the net proceeds of the settlement with Honeywell to fund the re-structuring of our business and to repay short-term loans obtained by us to provide us with working capital. The focus of our business plan is presently to create near-term cash flow through aftermarket sales of our Turbopac™ product. This is intended to provide us with the ability to pursue long-term business development activities and licensing agreements with the OEMs and automotive suppliers, while reducing our need for further equity financing. We intend to complete and test a working prototype of our Turbopac product by mid 2004.

We are currently in a transition phase of our business to an engineering and design business from a business model that originally included high-volume manufacturing and marketing of products incorporating our technology. We are presently pursuing development agreements with original equipment manufacturers for the commercialization of our products. None of our products are currently being sold commercially.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net Sales

We did not achieve any sales during the year ended December 31, 2003 or 2002. Prior to the suspension of operations, our policy was to recognize revenue upon shipment of product. Since the recommencement of our operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $14,050 of licensing fees were recognized as income. Our current inability to earn revenues reflects the fact that: (i) our Turbopac product remains in the development stage; and (ii) we did not earn any revenues pursuant to our license and development agreement with Honeywell.

We anticipate that we will earn revenues during fiscal 2004 through license and royalty fees from the licensing of our technology. We anticipate that we will not be able to generate any significant revenues from the licensing of Turbopac™ until we are successful in entering into a new license and manufacturing arrangement with a new automotive OEM. We anticipate that we will be able to generate sales of our Turbopac™ product in the aftermarket arena.

Costs of Sales

We did not have any costs of sales during the years ended December 31, 2002 and 2003 in view of the fact that we had no sales. We did not engage in any manufacturing activity during the year ended December 31, 2003 and we anticipate that we will not undertake any manufacturing activity during 2004, other than manufacturing of prototypes for evaluation and demonstration purposes.

22 of 43

Gross Profit

Gross profit was nil for the year ended December 31, 2003 and 2002. Our gross profit for 2003 and 2002 reflects our lack of revenues and the fact that we were not engaged in any manufacturing activities during this period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 increased to $2,701,491 from $1,236,957 for the year ended December 31, 2002, representing an increase of $1,464,534 or 118%. General and administrative costs included expenses associated with our Carpinteria, California office, our European office, management compensation, administrative staff and overhead. Selling expenses were minimal, as we did not undertake any marketing efforts with respect to the Turbopac and Dynacharger products in 2003 or 2002 as these products were governed by our agreements with Honeywell. Our European office was closed in the second quarter of 2002.

Research and Development

Research and development costs for the year ended December 31, 2003 decreased to $1,953,137 from $4,947,824 for the year ended December 31, 2002, representing a decrease of $2,994,687 or approximately 60.5%. Our research and development activities during the year ended December 31, 2003 did not include any joint research and development with Honeywell and testing prototypes. Our research and development costs related to present and future products are charged to operations in the year incurred. Current research and development costs are associated with the development of our Turbopac product.

Compensation Expense

We increased our reliance on stock based compensation in order to fund our operations during 2003 due to our limited ability to raise funds for these activities through sales of our equity securities or from revenues generated by operations. Stock based compensation was used primarily to fund our research and development activities. Stock based compensation included in research and development expenses were $824,725, equaling 42.2% of total research and development expenses for the year ended December 31, 2003, compared to $2,029,160 for the year ended December 31, 2002, equaling 41% of total research and development expenses. Stock based compensation included in selling, general and administrative expenses was $907,891 for the year ended December 31, 2003, equaling 33.6% of selling, general and administrative expenses, compared to $507,292 for the year ended December 31, 2002, equaling 41% of total selling, general and administrative expenses.

During 2003, we granted options to purchase 13,345,666 shares of our common stock to various consultants associated with marketing, legal and related matters that we deemed essential to our operations, compared to options to purchase 5,857,143 shares granted in 2002. As a result, we recognized $1,130,526 of non-employee compensation expense during the year ended December 31, 2003 compared to $1,470,930 during the year ended December 31, 2002. From time to time we may grant a significant number of options to purchase common stock to non-employees.

We recognize compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. Had we adopted the fair value method of accounting, our total stock-based compensation expense would have increased from $1,130,526 to $1,220,426 and our loss would have increased from $6,884,717, or $0.04 per share, to $6,974,617, or $0.05 per share. This pro forma information is disclosed in further detail in Note 8 to our financial statements and in the Summary of Significant Accounting Policies included in our financial statements under the heading “Stock-Based Compensation”.

23 of 43

Litigation Expense

We incurred expenses related to litigation in the amount of $1,334,686 for the year ended December 31, 2003 compared to $2,576,217 for the year ended December 31, 2002, representing a decrease of $1,241,531 or 48.2%. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of this Annual Report on Form 10-KSB. The increased litigation expenses are primarily attributable to our settlement of litigation with TST which resulted in an expense of $1,293,000 including interest. Litigation expenses decreased overall in 2003 due to our signing of a contingency fee agreement with our Honeywell attorneys. During 2003 we received $899,000 less legal expenses pursuant to our settlement with Sheppard, Mullin. Litigation expenses in 2004 are anticipated to consist primarily of legal expenses relating to the final resolution of the Honeywell litigation and proceedings involving our former subsidiary Pacific Baja. We believe that our resolution of the Honeywell dispute, the Sheppard Mullin law suit, the class action law suits and the Nowek claim and our forbearance agreement with Heartland Financial, as described in Item 3 of Part I of this Annual Report on Form 10-KSB, will contribute to lower litigation expenses in 2004 compared to 2003 and 2002.

Net Loss

Our net loss for the year ended December 31, 2003 decreased to $6,884,717 from a net loss of $9,002,745 for the year ended December 31, 2002, representing a decrease of $2,118,028 or 23.5%. The decrease to our net loss was due to a reduction in our overhead and administration costs in 2003 and our decision to suspend our operations from August, 2003 to January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We had cash of $2,145 as at December 31, 2003, compared with cash of $137,517 as at December 31, 2002. Our working capital deficit increased to $14,691,564 as at December 31, 2003, compared to a working capital deficit of $12,904,380 as at December 31, 2002.

Liabilities

The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $7,019,439 as at December 31, 2003, compared to $4,309,909 as at December 31, 2002.

Our accounts payable increased during 2003 due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Accounts payable increased to $3,791,191 as at December 31, 2003 from $3,442,541 as at December 31, 2002. Accrued liabilities decreased to $3,068,259 as at December 31, 2003 from $5,061,515 as at December 31, 2002. We have continued during 2003 and are continuing during 2004 to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

We arranged for short-term loans from shareholders and other parties in the amount of $147,927 during the year ended December 31, 2003. These loans were unsecured, and included interest of 5% or a bonus payment contingent on specified amount of Honeywell proceeds being received. These loans were repaid from our proceeds from the Honeywell settlement.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2003 was $1,710,010, compared to $3,051,691 for the year ended December 31, 2002, representing a decrease of $1,341,681 or 44%. The decrease in cash used in operating activities resulted from the continued streamlining of our operations, reductions in our staff and the suspension of our operations in 2003.

24 of 43

Cash Provided by Financing Activities

We financed our business operations during 2003 primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through an increase in our accounts payable. Cash provided by financing activities for the year ended December 31, 2003 was $1,574,638, compared to $3,185,176 for the year ended December 31, 2002.

Financing activities included the issuance of common stock and share purchase warrants for aggregate proceeds of $666,670 during the year ended December 31, 2003, compared to $2,594,151 for the year ended December 31, 2002. We raised $666,670 in 2003 in private placement transactions that included the issue of an aggregate of 12,511,820 shares of our common stock and 1,809,237 of associated share purchase warrants, representing an average price of $0.05 per share. We raised $2,594,151 in 2002 in private placement transactions that included the issue of an aggregate of 21,832,459 shares of our common stock and associated share purchase warrants, representing an average price of $0.119 per share. The price at which we completed private placements during 2003 declined from 2002 due to the overall decline in the market price of our common stock.

We raised $577,320 during the year ended December 31, 2003 by the issuance of an aggregate of 10,294,000 shares pursuant to exercise of stock options by our employees and consultants, compared to raising $555,714 during the year ended December 31, 2002 by the issuance of an aggregate of 5,377,143 shares pursuant to exercise of stock options by our employees and consultants.

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

As at December 31, 2003 we had minimal cash and working capital resources. Following our entry into the Settlement Agreement with Honeywell we believe that we have adequate financial resources in order to enable us to continue our business operations without additional financing for approximately ten months. We will require additional financing if we are to continue as a going concern and to finance our business operations. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

25 of 43

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated financial statements included in Item 7 of this Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Substantial Doubt as to Our Ability to Continue as a Going Concern

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $130,476,823 at December 31, 2003, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits. These matters raise substantial doubt about our ability to continue as a going concern. Subsequent to December 31, 2003, we settled our litigation with Honeywell which provided us with sufficient working capital to recommence our operations.

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

Revenue Recognition

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, $14,050 of licensing fees were recognized as income.

Licenses

Licenses are recorded at cost and were being amortized at $208,000 per year over their estimated useful life, which is estimated to be five years. At December 31, 2003, management determined that the

26 of 43

licenses had been impaired and a $624,000 impairment provision was recorded in our financial statements.

Research and Development

Research and development costs related to present and future products are charged to operations in the year incurred.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The implementation of this standard is not expected to have a material effect on our financial statements.

On May 15, 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards did not have a material effect on our financial statements.

27 of 43

ITEM 7.           FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended December 31, 2003 and 2002, including the following:

1.	Independent Auditors’ Report of BDO Dunwoody;

2.	Consolidated Balance Sheets as at December 31, 2003 and December 31, 2002.

3.	Consolidated Statements of Operations for the years ended December 31, 2003 and December 31, 2002.

4.	Consolidated Statements of Capital Deficit for the years ended December 31, 2003 and December 31, 2002.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

6.	Summary of Significant Accounting Policies.

7.	Notes to the Consolidated Financial Statements

28 of 43

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the years ended December 31, 2003 and 2002

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the years ended December 31, 2003 and 2002

Contents
Independent Auditors’ Report

Consolidated Financial Statements

Balance Sheets

Statements of Operations

Statements of Capital Deficit

Statements of Cash Flows

Summary of Significant Accounting Policies

Notes to the Financial Statements

BDO Dunwoody LLP	600 Park Place
Chartered Accountants	666 Burrard Street
Vancouver, BC, Canada V6C 2X8
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Independent Auditors’ Report

The Board of Directors and Stockholders of
Turbodyne Technologies, Inc.

We have audited the Consolidated Balance Sheets of Turbodyne Technologies, Inc. and subsidiaries as at December 31, 2003 and 2002 and the related Consolidated Statements of Operations, Capital Deficit and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $130,476,823 and a total capital deficit of $14,966,647 at December 31, 2003. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to numerous lawsuits brought against it by other parties. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 6, 2004

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Balance Sheets

December 31	2003	2002

Assets

Current
Cash	$2,145	$137,517
Prepaid expenses and other current assets	28,840	14,194

Total current assets	30,985	151,711

Property and equipment (Note 2)	110,867	168,918
Licenses, less accumulated amortization and writedowns of
$1,040,000 (2002 - $208,000)	-	832,000

Total Assets	$141,852	$1,152,629

Liabilities and Capital Deficit

Liabilities

Current
Term debts (Note 3)	$76,082	$73,071
Accounts payable (Note 4)	3,791,191	3,442,541
Accrued liabilities	3,068,259	5,061,515
Provision for lawsuit settlements (Notes 7, 11, 12 and 13)	7,019,439	4,309,909
Loans payable (Note 5)	767,578	169,055

Total current liabilities	14,722,549	13,056,091

Deferred revenue	385,950	-

Total liabilities	15,108,499	13,056,091

Capital Deficit
Share Capital (Note 9)
Authorized
1,000,000 preferred shares, par value $0.001
150,000,000 common shares, par value $ 0.001
Issued
97,175 preferred shares in 2003 (2002 – Nil)	97	-
148,771,749 common shares in 2003 (2002–115,620,517)	148,772	115,621
Treasury stock, at cost (378,580 shares)	(1,907,612)	(1,907,612)
Additional paid-in capital		113,445,516
	117,233,800
Other comprehensive income -
Foreign exchange translation gain	35,119	35,119
Accumulated deficit	(130,476,823)	(123,592,106)

Total capital deficit	(14,966,647)	(11,903,462)

Total Liabilities and Capital Deficit	$141,852	$1,152,629

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Operations

For the years ended December 31	2003	2002

Licensing fees	$14,050	$-

Expenses
Selling, general and administrative (Notes 7, 8 and 9)	2,701,491	1,236,957
Research and developments costs (Notes 8 and 9)	1,953,137	4,947,824
Litigation expense (Notes 7, 11, 12 and 13)	1,334,686	2,576,217
License impairment provision	624,000	-
Depreciation and amortization	266,051	265,857

	6,897,365	9,026,855

Loss from operations	(6,865,315)	(9,026,855)

Other income (expense)
Miscellaneous income	3,415	35,355
Interest expense, net	(22,817)	(7,245)

Loss before income taxes	(6,884,717)	(8,998,745)

Income tax expense (Note 6)	-	(4,000)

Net loss for the year	$(6,884,717)	$(9,002,745)

Loss per common share – basic and diluted	$(0.05)	$(0.09)

Weighted average shares used for basic and
diluted loss per share	138,005,331	95,855,458

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Balance Sheets

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Capital Deficit

							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehen	Accumulated	Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficil	Deficit

Balance, January 1, 2002	-	$-	84,036,915	$84,037	378,580	$(1,755,534)	108,147,994	$35,119	$(114,589,361)	$(8,077,745)

Exercise of stock options (Note 8)	-	-	5,377,143	5,377	-	-	550,337	-	-	555,714

Private placements of common stock	-	-	21,832,459	21,833	-	-	2,572,318	-	-	2,594,151

Issuance of stock for services (Note 9)	-	-	4,374,000	4,374	-	-	1,061,156	-	-	1,065,530

Issuance of stock options to non-
employees for services (Note 8)	-	-	-	-	-	-	1,470,930	-	-	1,470,930

Inception of Turbodyne Technologies
Inc. (Nevada Company) on
August 15, 2003	-	-	1	1	-	-	-	-	-	1

Adjustment for reverse acquisition of
Turbodyne Technologies, Inc.
(Nevada Company) on
September 12, 2002	-	-	(1)	(1)	-	-	-	-	-	(1)

Obligation to acquire Company
shares (Note 9(c))	-	-	-	-	-	(152,078)	-	-	-	(152,078)

Liability for settlement of equity
instruments (Note 9(a))	-	-	-	-	-	-	(357,219)	-	-	(357,219)

Net loss for the year	-	-	-	-	-	-	-	-	(9,002,745)	(9,002,745)

Balance, December 31, 2002	-	-	115,620,517	115,621	378,580	(1,907,612)	113,445,516	35,119	(123,592,106)	(11,903,462)

Issuance of Series X preferred
shares (Note 9)	122,175	122	-	-	-	-	1,613,378	-	-	1,613,500

Exercise of stock options (Note 8)	-	-	10,294,000	10,294	-	-	567,026	-	-	577,320

Private placement of common stock	-	-	12,511,820	12,512	-	-	654,158	-	-	666,670
(Note 9)

Issuance of stock for services (Note 9)	-	-	4,845,412	4,845	-	-	597,245	-	-	602,090

Issuance of stock for settlement of
lawsuits (Notes 7 and 9)	-	-	3,000,000	3,000	-	-	1,047,000	-	-	1,050,000

Conversion of preferred Series X
shares (Note 9)	(25,000)	(25)	2,500,000	2,500	-	-	(2,475)	-	-	-

Issuance of stock options to non-
employees for services (Note 8)	-	-	-	-	-	-	1,130,526	-	-	1,130,526

Liability for settlement of equity
instruments (Note 9())	-	-	-	-	-	-	(1,818,574)	-	-	(1,818,574)

Net loss for the year	-	-	-	-	-	-	-	-	(6,884717)	(6,884,717)

Balance, December 31, 2003	97,175	$97	148,771,749	$148,772	378,580	$(1,907,612)	$117,233,800	$35,119	$(130,476,823)	$(14,966,647)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows

For the years ended December 31	2003	2002

Cash provided by (used in)
Operating activities
Net loss for the year	$(6,884,717)	$(9,002,745)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of deferred licensing fees	(14,050)	-
Depreciation and amortization	266,051	265,857
License impairment provision	624,000	-
Stock option compensation (Note 8)	1,130,526	1,470,930
Stock issued for services (Note 9)	602,090	1,065,530
Stock issued for settlement of lawsuit (Note 9)	1,050,000	-
Issuance of note payable for consulting fees (Note 5)	270,886	-
Liability in connection with settlement of equity instrument	539,530	-
Increase in operating assets
Prepaid expenses and other current assets	(14,646)	(14,194)
Increase (decrease) in operating liabilities
Accounts payable	498,650	690,772
Accrued liabilities and provision for lawsuit settlements	(28,330)	2,472,159
Deferred licensing fees	250,000	-

	(1,710,010)	(3,051,691)

Investing activity
Purchase of property and equipment	-	(16,225)

Financing activities
Net proceeds from loans payable and short-term
borrowings	3,011	169,055
Loans payable	327,637	-
Issuance of common stock and stock subscriptions	666,670	2,594,151
Proceeds from exercise of stock options	577,320	555,714
Purchase of treasury stock	-	(133,744)

	1,574,638	3,185,176

Net increase (decrease) in cash	(135,372)	117,260

Cash, beginning of year	137,517	20,257

Cash, end of year	$2,145	$137,517

Supplementary disclosure of cash flow information
Cash paid during the year
Interest	$-	$-
Income taxes	$-	$4,000
Supplementary disclosure of non-cash
investing and financing activities:
Accrued liability for repurchase of shares	$-	$18,334
Liability for settlement of equity instruments (Note 9)	$2,715,322	$357,219
Preferred stock issued on settlement of accrued liabilities (Note 9)	$1,613,500	$-
Reduction in accounts payable as partial settlement of licensing fees	$150,000	$-

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Summary of Significant Accounting Policies

December 31, 2003 and 2002

Nature of Business

During 2003, Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the Company) suspended business operations due to a lack of financing. Subsequent to December 31, 2003 operations recommenced (see Note 13).

Prior to the suspension of operations, the Company engineered, developed and marketed products designed to enhance performance and reduce emissions of internal combustion engines. The Company has not generated significant revenues from its operations that develop engine enhancement products. The Company anticipates that future revenue from operations will come from license and royalty fees, not product sales.

Principles of Consolidation
The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems Inc. and Pacific Baja Light Metals Corp. (“Pacific Baja”) (Note 11). All intercompany accounts and transactions have been eliminated on consolidation.

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

Machinery and equipment                - 7 to 15 years
Transportation equipment                - 5 years
Furniture and fixtures                        - 5 to 10 years
Leasehold improvements                  - length of lease, not to exceed economic life

Licenses
Licenses were recorded at cost and were being amortized at $208,000 per year over their estimated useful life, which was estimated to be five years. At December 31, 2003, management determined that the licenses had been impaired and a $624,000 impairment provision was recorded.

Turbodyne Technologies, Inc. and Subsidiaries Summary of Significant Accounting Policies

December 31, 2003 and 2002

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2003 and 2002.

Recognition of Revenue

Prior to the suspension of operations, the Company recognized revenue upon shipment of product. Since the recommencement of operations, the Company recognizes license fees over the term of the license agreement and royalty income as the product is sold and income earned. During the year ended December 31, 2003, $400,000 in license fees was deferred and are being amortized over 18 years. As a result, $14,050 of licensing fees were recognized as income in 2003.

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

For the years ended December 31, 2003 and 2002, 97,175 (2002 – Nil) preferred shares convertible into 9,717,500 shares of common stock, options and warrants to purchase 25,814,475 and 36,557,751 shares of common stock were outstanding during the years but were not included in the computation of diluted earnings per share because the options would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

Fair Value of Financial Instruments	The fair values of the Company's cash, term debts, accounts payable, accrued liabilities and loans payable approximate their carrying values because of the short-term maturities of these instruments.

Stock-Based Compensation

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” and has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

Turbodyne Technologies, Inc. and Subsidiaries Summary of Significant Accounting Policies

December 31, 2003 and 2002

Stock-Based Compensation - Continued

In accordance with FIN 44, a change in the status of the optionee creates a new measurement date and compensation costs shall be measured under the appropriate method of accounting as if the outstanding award was granted on that date. However, no adjustment is made to compensation expense recognized prior to the change in status of the optionee when there is no modification to the terms of the options or awards.

SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 (See Note 8) using the Black-Scholes option pricing model.

The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed, as follows:

	Years Ended
	December 31
	2003	2002

Net loss, as reported	$(6,884,717)	$(9,002,745)
Deduct: Stock-based employee
compensation expense determined
under fair-value based method for all
awards not included in net loss	(89,900)	(306,900)

Pro-forma net loss	$(6,974,617)	$(9,309,645)
Loss per share:
Basic and diluted – as reported	$(0.05)	$(0.09)
Basic and diluted – pro-forma	$(0.05)	$(0.10)

Research and Development	Research and development costs related to present and future products are charged to operations in the year incurred.

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

Turbodyne Technologies, Inc. and Subsidiaries Summary of Significant Accounting Policies

December 31, 2003 and 2002

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. Accordingly, assets and liabilities of the Company denominated in foreign currencies have been translated at the exchange rate in effect at the year end date while revenues and expenses are translated at the average exchange rate for the period. Gains or losses on translation are deferred as a separate component of capital deficit.

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

Comprehensive Income
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income”. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the years ended December 31, 2003 and 2002.

Legal Fees	The Company expenses legal fees in connection with litigation as incurred.

Turbodyne Technologies, Inc. and Subsidiaries Summary of Significant Accounting Policies

December 31, 2003 and 2002

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company’s financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Summary of Significant Accounting Policies

December 31, 2003 and 2002

New Accounting Pronouncements - Continued
On May 15, 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company’s financial statements

Reclassification	Certain comparative amounts have been reclassified to conform with the current year's presentation.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

1.

Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in recent years, has an accumulated deficit of $130,476,823 and a total capital deficit of $14,966,647 at December 31, 2003. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. There is no guarantee that the Company will be able to continue to finance operations by this method.

The Company continues to examine its operations and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. Subsequent to December 31, 2003, the Company settled its litigation with Honeywell which provided working capital to the Company (Note 13). These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

2.	Property and Equipment Property and equipment, at cost, is summarized as follows:

	2003	2002

Machinery and equipment	$2,068,014	$2,068,014
Transportation equipment	135,991	135,991
Furniture and fixtures	165,723	165,723
Leasehold improvements	116,304	116,304
	2,486,032	2,486,032
Less: accumulated depreciation, amortization and
provision for impairment of assets	2,375,165	2,317,114

Net property and equipment	$110,867	$168,918

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

3.	Term Debts Term debts at December 31, 2003 and 2002 consist of the following:

	2003	2002

Notes payable to officers	$-	$15,500
Other term debts	76,082	57,571
Total term debts	$76,082	$73,071

The Company was in arrears on capital lease obligations included in other term debts, accordingly, amounts owing were classified as current. On January 16, 2004 the Company settled the other term debts with the return of the leased assets.

Notes payable to officers were unsecured, due on demand and non-interest bearing.

4.

Accounts Payable

Included in accounts payable was $361,485 (2002 - $224,285) in amounts collateralized by certain assets, including the proceeds in litigation settlements and bearing interest at 7% per annum. Interest charges were due annually on December 10 and the principal was due no later than December 10, 2005. These amounts were repaid subsequent to December 31, 2003.

5.	Loans Payable
	2003	2002

Promissory notes payable to stockholders and other
parties, unsecured, bearing interest at 5% per annum, due
on the later of August 14, 2004 or when settlement of
litigation with Honeywell is reached (Note 13). *	$147,927	$-

Note payable issued for settlement of consulting fees,
unsecured, bearing interest at 7% per annum and payable
on demand	270,886	-

Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties	348,765	169,055
	$767,578	$169,055

*
The promissory notes were also subject to bonus payments based on the settlement of the Honeywell litigation totaling approximately $115,000, included in accrued liabilities and general and administrative expenses.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

6.	Income Taxes Income tax expense is comprised of the following for the years ended December 31, 2003 and 2002:

	2003	2002
Current
State	$-	$4,000

Total income tax expense for the years ended December 31, 2003 and 2002 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

	2003	2002

Computed “expected” income tax benefit	$(2,753,887)	$(3,601,097)
Non-deductible stock option compensation	452,210	588,372
Non-deductible expenses	293,612	185,507
Effect of elimination of dissolved subsidiary's loss
carryforward	-	6,225,437
Change in valuation allowance	2,008,065	(3,394,219)
	$-	$4,000

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets
Accrued liabilities	$1,227,304	$2,024,605
Reserve for lawsuit settlements	2,794,776	1,723,964
Property and equipment	216,958	254,138
Alternative minimum tax credit	55,000	55,000
Net operating loss carryover	29,076,488	27,304,754

Gross deferred tax assets	33,370,526	31,362,461
Less valuation allowance	(33,370,526)	(31,362,461)

Deferred tax assets, net of valuation allowance	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2003 or 2002. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

6.

Income Taxes - Continued

At December 31, 2003, the Company had net operating loss carryforwards of approximately $72,000,000 (2002 - $68,000,000) for US income tax purposes, which if not used, will expire between the years 2010 and 2024. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward which the Company can utilize to offset income for tax purposes in a year in the future.

7.	Commitments and Contingencies

a)

Leases

The Company leases certain factory and office premises in California under a non-cancelable operating lease expiring January 2005. Rental expense for 2003 and 2002 was approximately $360,000 and $370,000, respectively. The Company is presently negotiating subleases in connection with the majority of the premises.

Minimum future rental commitments under the operating leases as of December 31, 2003 are:

		Year ending December 31
		2004	$346,080
		2005	28,840
		Total future minimum lease payments	$374,920

b)

Litigation

In March 2000, TST, Inc. (“TST”), a vendor to a subsidiary of Pacific Baja (Note 11) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

The Company and TST entered a settlement agreement and release. Under the terms of the agreement, the Company:

	i)
Issued 1,000,000 shares of common stock to the president of TST and agreed to register the resale of these shares by filing a registration statement with the Securities and Exchange Commission; valued at $350,000 based on the common share trading price at the date the agreement was entered into;

	ii)	Issued 2,000,000 shares of common stock to TST; valued at $700,000 based on the common share trading price at the date the agreement was entered into;

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

7.	Commitments and Contingencies – Continued

iii)
Agreed to the immediate entry of judgement against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgement will immediately increase by any amount that TST is compelled by judgement or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

iv)
any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgement against the Company in favour of TST. None of the shares issued in connection with the TST settlement were sold during the year.

At December 31, 2003, the Company has included $4,803,000 (2002 - $4,560,000) in regard to these matters in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the above-noted provision amount.

c)

SEC Investigation

The Company was subject to an SEC investigation as to whether the Company had issued unregistered shares in contravention of the Securities Act of 1933. These investigations are continuing but are not expected to have a significant impact on the Company’s financial position.

	d)	Other The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions (Notes 11 and 12).

	e)	Royalties The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate certain licensed technology.

8.

Stock Options

On June 3, 2002, the Company established its 2002 stock option plan (the “2002 Plan”). Under the 2002 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 6,000,000 shares of common stock. The option’s maximum term is ten years. The Board of Directors will determine the terms of any options or other rights granted under the 2002 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of options to be granted under the 2002 Plan to any participant is 180,000 per year. As of December 31, 2003 and 2002, the number of unoptioned shares available for granting of options under the plan was Nil and 2,155,461, respectively.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

8.

Stock Options - Continued

On December 6, 2002, the Company established the 2002 Nevada stock incentive plan (the “2002 Nevada Plan”). Under the 2002 Nevada Plan, the Company may grant common stock to its directors, officers, employees and consultants for up to 7,500,000 shares. The maximum term of the 2002 Nevada Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2002 Nevada Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of the grant. As of December 31, 2003 and 2002, the number of unoptioned shares available for granting of options under the plan was Nil and 7,500,000, respectively.

On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2003 the number of unoptioned shares available for granting of options under the plan was 9,786,795.

All options granted under the above plans are fully vested and exercisable immediately.

The following summarizes information relating to stock options during 2003 and 2002:

	2003
	Non-employees		Employees & Directors		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,131,715	$1.28	2,291,700	$0.55	3,423,415	$0.79
Granted	13,345,666	$0.07	1,523,000	$0.09	14,868,666	$0.07
Exercised	(10,294,000)	$0.06	-	$-	(10,294,000)	$0.06
Expired	(2,051,715)	$0.73	(1,766,700)	$0.57	(3,818,415)	$0.66
Options outstanding and
exercisable at end of year	2,131,666	$0.15	2,048,000	$0.16	4,179,666	$0.15
Weighted average fair value of
options granted during the year	-	$0.08	-	$0.06	-	$0.07

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

8.	Stock Options – Continued

	2002
	Non-employees		Employees		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,913,415	$1.46	-	$-	1,913,415	$1.46
Granted	5,857,143	$0.10	1,130,000	$0.34	6,987,143	$0.14
Exercised	(5,377,143)	$0.10	-	$-	(5,377,143)	$0.10
Expired	(100,000)	$5.25	-	$-	(100,000)	$5.25
Outstanding at end of year	2,293,415	$1.01	1,130,000	$0.34	3,423,415	$0.79
Change of status of optionee	(1,161,700)	$0.75	1,161,700	0.75	-	-
Options outstanding and
exercisable at end of year	1,131,715	$1.28	2,291,700	$0.55	3,423,415	$0.79
Weighted average fair value of
options granted during the year	-	$0.25	-	$0.27	-	$0.25

At December 31, 2003, the following is a summary of stock options outstanding:

		Weighted-
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise Price	Number	Life (Years)	Price

0.04 – 0.07	1,705,000	2.6	0.05
0.09 – 0.22	1,724,666	2.8	0.17
0.30 – 0.35	750,000	1.3	0.34

	4,179,666	2.5	0.15

Issuance of Stock Options to Non-employees for Services

The Company has recorded in general and administrative expenses, $1,130,526 and $1,470,930 of compensation expense in 2003 and 2002, respectively, relating to stock options issued to non-employees for services rendered during those years.

The per share weighted average fair value of stock options granted during 2003 and 2002 was $0.08 and $0.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2003 and 2002 expected dividend yield 0%; expected volatility of 139% in 2003 (2002 – 100%) 2003 risk-free interest rate of 2.56% (2002 - between 2.36% and 4.18%) and expected life equal to 1.89 years (2002 – 1 to 3 years).

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

8.

Stock Options – Continued

Issuance of Stock Options to Employees for Services

The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25, compensation expense is only recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant. Accordingly, no compensation costs have been recognized in connection with options granted to employees in 2003 and 2002. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS Statement 123, the Company's net loss and earnings per share would have been reduced to the pro-forma amounts indicated in the summary of significant accounting policies in connection with options granted to employees.

The per share weighted average fair value of stock options granted to employees during 2003 and 2002 was $0.06 and $0.27, respectively, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2003 and 2002 expected dividend yield 0%; expected volatility of 152% in 2003 (2002 – 190%), risk-free interest rate of 1.68% (2002 – 2.36% and 4.18%); and an expected life of 1 year (2002 – 3 years).

9.	Share Capital

a)

Authorized Capital

In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder.

As at December 31, 2003, the Company’s potentially diluted common shares that could be issued upon exercise of option and warrants and conversion of Series X preferred shares exceeded the authorized shares. The Company has recorded $2,715,322 (2002 – 357,219) in accrued liabilities to account for the potential cash settlement of these financial instruments, of which $2,175,793 was charged against additional paid-in capital and $539,529 was charged as general and administrative expenses in 2003.

	b)	During 2003, the Company issued 4,845,412 (2002 – 4,374,000) shares to consultants in consideration for services, at ascribed values ranging between $0.07 and $0.20 (2002 –between $0.10 and $0.03) per share (based on the trading price of the Company’s common stock on the agreement date).

	c)	During 2002, in addition to shares acquired under the Share Buy-Back Plan (Note 9(i)), the Company entered into an agreement to acquire, from a director for cancellation, 3,500,000 shares for $152,078 and 3,142,000 shares for $0.17 per share. The Company has paid $133,744 in installments in connection with the acquisition of the 3,500,000 shares, has recorded amounts paid as a charge to Treasury shares and accrued the balance owing, which is in arrears. The related shares have not yet been received or cancelled. The remaining 3,142,000 shares will be acquired as the Company’s financial position allows it to do so.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

9.	Share Capital – Continued

d)

During 2003, the Company issued shares of common stock, of which, 12,511,820 shares were issued in connection with private placements for net proceeds of $666,670, 10,294,000 shares were issued upon exercise of options with a weighted average exercise price of $0.06 and 4,845,412 shares were issued for services with an ascribed value of $602,090 (based on the trading price of the Company's common stock on the dates service agreements were entered into), of which 2,183,412 shares were issued under the 2002 Nevada stock incentive plan. The Company issued 1,809,237 warrants in connection with the above-mentioned private placements, which entitle the holder to purchase one common share at various exercise prices ranging from $0.12 - $0.38 for each warrant for a three-year period. During 2002 the Company issued 15,310,713 warrants in connection with private placements, which entitle the holder to purchase one common share at various exercise prices ranging from $0.20 to $0.62 each warrant for a three year period.

During 2003, the Company issued 3,000,000 shares in accordance with the settlement agreement with TST (Note 7). The fair value of the shares was $1,050,000 based on the market value of the Company’s common shares at the date the settlement and release agreement was signed and has been recorded as litigation expense in the Consolidated Statement of Operations.

e)

In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. The transactions were recorded based on amounts settled in agreements and resulted in 2002 charges of $180,000, $720,000 and $713,500 to selling, general and administrative, research and development and litigation expenses, respectively. During 2003, 25,000 Series X preferred shares were converted into 2,500,000 common shares.

The 4,150,000 shares are still held in escrow and were included as issued and outstanding shares.

f)
During 2003, the Company entered into three private placement agreements for the issuance of 2,600,000 shares for gross proceeds of $139,678 which was received during the year and recorded as loans payable. At December 31, 2003, none of the shares had been issued.

g)

Stock Purchase Warrants

At December 31, 2003 and 2002, the Company had 21,634,809 and 33,134,336 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.12 to $1.74 per share with a weighted average exercise price of $0.34 per share and expiration dates between 2004 and 2006.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

9.	Share Capital – Continued

Details of share purchase warrants issued and expired are as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2002	18,046,498	$0.60
Issued	15,310,713	0.35
Expired	(222,875)	1.49
Outstanding at December 31, 2002	33,134,336	0.48
Issued	1,809,237	0.15
Expired	(13,308,764)	0.66
Outstanding at December 31, 2003	21,634,809	$0.34

At December 31, 2003, the following is a summary of share purchase warrants outstanding and exercisable:

			Weighted-
			Average	Weighted
			Remaining	Average
			Contractual	Exercise
	Exercise Price	Number	Life (Years)	Price

	0.12 – 0.15	1,500,000	2.27	0.13
	0.20 – 0.22	5,645,183	1.59	0.21
	0.24 – 0.26	1,793,363	1.53	0.25
	0.30 – 0.38	3,499,134	0.91	0.31
	0.40 – 0.48	6,282,462	0.65	0.41
	0.50 – 0.56	1,223,722	0.30	0.53
	0.60 – 1.74	1,690,945	1.18	0.69

		21,634,809	1.14	0.34

h)	Shares in Escrow Of the Company's issued and outstanding shares, 4,150,000 are held in escrow to be released in accordance with a formula based on cumulative cash flow of the Company. (See Note 9(e)).

i)

Share Buy-Back Plan

On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at December 31, 2003 and 2002.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

10.	Related Party Transactions The Company made payments to related parties not disclosed elsewhere in these financial statements, as follows:

		2003	2002
	Rent	$360,000	$370,000

	The Company previously leased its premises from related parties (Note 7(a)).

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

In September 2001, the Pacific Baja Liquidating Trust (“the Trust”) commenced action against a former subsidiary in the United States Bankruptcy Court, Central District of California –Riverside Division. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja.

The Trust is seeking, among other matters:

	i)	the re-characterization of Company advances to Pacific Baja as equity and the subordination of unsecured claims against Pacific Baja;

	ii)	the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to the Company on the basis of an allegation of fraudulent transfer;

	iii)	an order that the Company is liable for all of the previous debts of Pacific Baja totalling approximately $7,000,000; and

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

11.	Pacific Baja Bankruptcy - Continued

iv)
Damages and punitive damages against the Company and certain former officers and directors and the former officers and directors of Pacific Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.

The Company has filed a response denying liability. The Company intends to vigorously contest and defend any claim by the Trust that would exceed its claims as a creditor of Pacific Baja and that would be satisfied other than by a set-off of its claims against Pacific Baja and to pursue settlement of these claims through its insurers. The outcome of this litigation is not presently determinable and no amounts have been included in this regard in the reserve for lawsuit settlements.

In May 2000, Heartland Financial Corporation (“Heartland”), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it was entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and obtained judgement against the Company, which was included in the legal liability reserve. Subsequent to December 31, 2003, the Company paid $506,408 in complete settlement of these claims.

12.

Joint Agreement

In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with Honeywell Turbocharging Systems (“Honeywell”), a division of AlliedSignal Inc. (“Honeywell”). Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger™ and the Turbopac™) for $6.8 million. This amount was used in settlement of a judgment. In addition, under these agreements, the Company and Honeywell were to share the development costs of the Dynacharger™ and the Turbopac™, the Company 40% and Honeywell 60%. The Company was to retain the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger™ and Turbopac™, and Honeywell was to hold the sole worldwide rights to manufacture, market and sell the Dynacharger™ and Turbopac™ product lines. The Company was to receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger™ and Turbopac™ product lines.

The Company commenced an action for damages against Honeywell in the United States District Court, Central District of California in August 2002 alleging, among other matters, that Honeywell’s conduct constituted a restraint of trade and the delay of the commercialization of the Company’s technology. The Company was seeking unspecified damages and costs. This litigation was withdrawn pending the outcome of the arbitration proceedings discussed below.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

12.

Joint Agreement - Continued

Prior to the Company commencing the above legal proceedings, Honeywell initiated arbitration proceedings under the joint development and licensing agreements. Honeywell was seeking unspecified damages and costs and termination of the license agreement and the joint development agreement based on their allegations that the Company breached the agreements and was unwilling and unable to perform future obligations under the agreements.

Subsequent to December 31, 2003 the Company entered into a settlement agreement and general release with Honeywell (Note 13)

13.

Subsequent Event

Subsequent to year end, the Company entered into a settlement agreement and general release (the "Settlement Agreement") with Honeywell whereby Honeywell agreed and paid $6,375,000 (net of legal fees to the Company).

In connection with the Settlement Agreement, the Company and Honeywell agreed to terminate the agreements referred to in Note 12, settled on the ownership of certain patent interests and resolved the disputes that were subject to the arbitration proceedings referred to in Note 12.

The receipt of the above-noted funds enabled the Company to commence settlement of certain amounts owed to creditors (Notes 4, 5 and 11), to pay employee and director bonuses of $1,290,000 and to resume its business operations.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Martyn-Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

29 of 43

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of May 5, 2004 are as follows:

DIRECTORS:

Name of Director	Age
Eugene O’Hagan	65
Andrew Martyn-Smith	54

OFFICERS:

Name of Officer	Age	Office Held
Andrew Martyn-Smith	54	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Marsha Chandler	53	Secretary
David Willett	38	Chief Operating Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Mr. Eugene O’Hagan, has been a member of our board of directors since August 19, 2001. Mr. O’Hagan’s principal employment has been in the business of real estate brokerage and investments since 1970.

Mr. Andrew Martyn-Smith has been a member of our board of directors since April 13, 2001, and was appointed as our chief executive officer, chief financial officer, president and treasurer on March 26, 2004. Mr. Martyn-Smith’s principal employment has been in the business of advertising, marketing, real estate brokerage and investments since 1976.

Ms. Marsha Chandler was appointed as our secretary on March 26, 2004. Ms. Chandler is a licensed California attorney and has acted as in-house counsel and/or consultant to us since 1999.

Mr. David Willett has been our Chief Operating Officer since February 1, 2004. Mr. Willett managed the engineering department at Pacific Scientific Electro-Kinetics Division, serving nine years prior to joining Turbodyne in 1996. From 1996 to 1999 he served as Vice President of Engineering for Turbodyne, building our engineering department and introducing our technology and products to the U.S and European automotive communities. In 2000, he became Vice President of Engineering and Operations for Vetronix Corporation, a world leader in automotive diagnostics, where he managed a staff of over 90 engineering and operations professionals and was responsible for a $12 million budget. Mr. Willett holds an MBA from Pepperdine University and an MSEE from the University of Wisconsin, Madison. As the sole owner of Enertran, Mr. Willett was a consultant to Turbodyne in 2002 and 2003.

Committees of the Board Of Directors

We have an audit committee which currently consists of Mr. Martyn-Smith and Mr. O’Hagan. Our audit committee recommends the engagement of our independent public accountants, reviews the scope of the audit to be conducted by such independent public accountants, and meets with the independent public accountants to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and reports its recommendations as to the approval of our financial statements to our board of directors. Our board of directors has adopted an audit committee

30 of 43

charter, a copy of which is attached to our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Our audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its scheduled meetings.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will consider establishing various committees during the current fiscal year.

Audit Committee Financial Expert

Our board of directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our board of directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such director candidates.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ELECTION OF DIRECTORS AND OFFICERS

Our board of directors is divided into three classes that are elected for staggered three-year terms. The term of each class expires as follows:

•	Class I directors—terms expire at the annual meeting of stockholders in 2004;

•	Class II directors—terms expire at the annual meeting of stockholders in 2005; and

•	Class III directors—terms expire at the annual meeting of stockholders in 2003.

The classifications of our board of directors and the expiry of their terms are as follows:

Name of Director	Class	Expiry of Term

EUGENE O’HAGAN	Class II	2005 AGM
ANDREW MARTYN-SMITH	Class III	2003 AGM

31 of 43

We did not hold an annual meeting of stockholders in 2003. Accordingly, the members of both Class I and Class III will be elected at our 2004 annual meeting, to serve until the annual meeting of stockholders to be held in 2007 and 2006, respectively, and until their successors have been elected and qualified. Mr. Manfred Hanno Janssen our sole Class I director, resigned on July 29, 2003. Management intends to nominate another Class I director to fill the vacancy on our board of directors at our 2004 annual general meeting.

Each director serves until the end of his term and until his successor has been elected and qualified.

Our officers serve at the discretion of our board of directors.

COMPENSATION OF DIRECTORS

As at December 31, 2003, our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings, and are periodically granted options to purchase shares of our common stock at the discretion of our board of directors or our stock option committee, when constituted.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

			Known
			Failures to
		Transactions	File a
		Not Timely	Required
Name and Principal Position	Number of Late Reports	Reported	Form
Andrew Martyn-Smith,	1	1	1
President, Chief Executive Officer,
Chief Financial Officer, Treasurer
and Director

Marsha Chandler,	1	1	1
Secretary

Eugene O’Hagan,	1	1	1
Director

32 of 43

ITEM 10.         EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our “named executive officers”) for the three most recently completed fiscal years ended December 31, 2003, 2002 and 2001:

(i)	our chief executive officer and chief financial officer; and
(ii)	our most highly compensated executive officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)
Andrew Martyn-Smith(1)	President, Chief Executive Officer, Chief Financial Officer and Treasurer	2003 2002 2001	0 0 0	$26,970(2) 0 0	$1,000 0 0	0 0 0	500,000 175,000 0	0 0 0	0 0 0
Daniel Black(3)	Former President and Chief Executive Officer	2003 2002 2001	$45,800 $75,000 $82,000	0 0 0	0 0 0	0 0 0	223,000(5) 75,000 110,000	0 0 0	0 0 0
Charles Caverno(4)	Former Secretary and Chief Financial Officer	2003 2002 2001	$55,100 $99,000 $109,000	0 0 0	0 0 0	0 0 0	0 0 110,000	0 0 0	0 0 0

Notes:

(1)	Mr. Martyn-Smith was appointed as our president, chief executive officer, chief financial officer and treasurer on March 26, 2004.
(2)	Mr. Martyn-Smith received a bonus payment of $26,970 upon settlement of our claims against Sheppard, Mulllin.
(3)	Mr. Black resigned as our president, chief executive officer and chief financial officer on March 26, 2004.
(4)	Mr. Caverno resigned as our chief financial officer and secretary on September 10, 2003 and March 26, 2004 respectively.
(5)
During the year ended December 31, 2003, our board of directors approved the issuance of 223,000 options to replace options previously granted in favor of Mr. Dan Black, our former chief executive officer and president, which were cancelled or expired during the year. The new options have a $0.09 exercise price and expire November 10, 2008. Mr. Black has agreed not to exercise any options held by him unless we have sufficient authorized capital for the exercise of such options.

33 of 43

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended December 31, 2003:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees	Exercise Price (per Share)	Expiration Date
Andrew Martyn-Smith President, Chief Executive Officer, Chief Financial Officer and Treasurer	500,000	32.8%	$0.04	August 26, 2006
Daniel Black Former President and Chief Executive Officer	223,000	14.6%	$0.09	November 10, 2008
Charles Caverno Former Secretary and Chief Financial Officer	Nil	N/A	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended December 31, 2003:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Andrew Martyn-Smith President, Chief Executive Officer, Chief Financial Officer and Treasurer	NIL	NIL	675,000/NIL	$20,000/NIL
Marsha Chandler, Secretary	NIL	NIL	NIL /NIL	N/A/N/A

34 of 43

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Daniel Black Former President and Former Chief Executive Officer	NIL	NIL	223,000/ NIL	NIL/ NIL
Charles Caverno Former Secretary and Former Chief Financial Officer	NIL	NIL	NIL / NIL	N/A/ N/A

COMPENSATION ARRANGEMENTS

Management Agreements

We paid our former president and chief executive officer, Mr. Daniel Black, a salary of $75,000 per annum. Mr. Black resigned in March, 2004. Following Mr. Black’s resignation in 2004, we employed Mr. Black as one of our engineers pursuant to a written compensation agreement.

We paid our former secretary and chief financial officer, Mr. Charles Caverno, a salary of $99,000 per annum. Mr. Caverno resigned as our chief financial officer in September, 2003. We are not party to any written compensation agreement with Mr. Caverno.

REPRICING OF OPTIONS

During the year ended December 31, 2002, our board of directors approved the re-pricing of options to purchase 38,000 shares granted in favor of Mr. Dan Black, our chief executive officer. The option price was reduced to $0.38 per share in order that the exercise price was more reflective of the then current trading price of our common stock and in order to provide a continuing performance incentive. These options were cancelled or expired in November, 2003 and 223,000 options were issued on November 13, 2003 to replace these and other previously cancelled options. The new options have a $0.09 exercise price and expire November 10, 2008. The option price was reduced to $0.09 per share in order that the exercise price was more reflective of the then current trading price of our common stock and in order to provide a continuing performance incentive.

35 of 43

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 5, 2004 by: (i) each of our directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. No person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Eugene O’Hagan Director	675,000(2) Indirect	0.45%
Common Stock	Andrew Martyn-Smith Director, President, Chief Executive Officer, Chief Financial Officer and Treasurer	675,000(3) Indirect	0.45%
Common Stock	Marsha Chandler Secretary	800 Direct	0.001%
Common Stock	All Officers and Directors as a Group (3 persons)	1,350,800	0.9%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 5, 2004. As of May 5, 2004, there were 148,914,616 shares of our common stock issued and outstanding.

(2)
Consists of 675,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. O’Hagan within 60 days of May 5, 2004. Mr. O’Hagan has agreed not to exercise any options held by him unless we have sufficient authorized capital for the exercise of such options.

(3)
Consists of 675,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Martyn-Smith within 60 days of May 5, 2004. Mr. Martyn-Smith has agreed not to exercise any options held by him unless we have sufficient authorized capital for the exercise of such options.

36 of 43

COMPENSATION PLANS

2000 Stock Option Plan

On October 1, 1999, our 2000 Stock Option Plan was adopted by the board of directors and was subsequently approved by our stockholders. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of restricted stock, stock options, reload stock options, stock purchase warrants and other rights to acquire stock or securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. The maximum number of shares of common stock authorized for issuance under the plan is 4,800,000. As of December 31, 2003 the number of un-optioned shares available for granting under the plan was nil.

2002 Stock Option Plan

On June 3, 2002, we established our 2002 stock option plan (the “2002 Nevada Plan”). Under the 2002 Stock Option Plan, we may grant options to our directors, officers, employees and consultants for up to 6,000,000 shares of common stock. The maximum term of any option is ten years. Our stock option committee, or our board of directors if no committee is constituted, will determine the terms of any options or other rights granted under the 2002 Plan, including the grant date of any option, the exercise price and the term, which in any event shall not exceed ten years. The maximum number of options to be granted under the 2002 Plan to any participant is 180,000 per year. As of December 31, 2003 and 2002, the number of unoptioned shares available for granting under the plan was nil and 2,155,461, respectively.

2002 Stock Incentive Plan

On December 6, 2002, we established our 2002 stock incentive plan (the “2002 Stock Incentive Plan”). Under the 2002 Nevada Plan, we may grant common stock to our directors, officers, employees and consultants for up to 7,500,000 shares. The maximum term of the 2002 Nevada Plan is ten years. Our board of directors will determine the terms and matters of any awards under the 2002 Nevada Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of the grant. As of December 31, 2003 and 2002, the number of unoptioned shares available for granting of options under the plan was Nil and 7,500,000, respectively.

2003 Stock Incentive Plan

On June 30, 2003, we established our 2003 stock incentive plan (the “2003 Stock Incentive Plan”). Under the 2003 Stock Incentive Plan, we may grant common stock to our directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Stock Incentive Plan is ten years. Our board of directors will determine the terms and matters of any awards under the 2003 Stock Incentive Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of the grant. As of December 31, 2003 the number of unoptioned shares available for granting of options under the plan was 9,786,795.

37 of 43

EQUITY COMPENSATION PLAN INFORMATION

We currently have four equity compensation plans under which shares of our common stock have been authorized for issuance to our officers, directors, employees and eligible consultants. These equity compensation plans include our 2000 Stock Option Plan, our 2002 Nevada Plan, our 2002 Stock Incentive Plan, and our 2003 Stock Incentive Plan. We filed: (i) a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register the 3,000,000 shares of our common stock granted under the 2003 Stock Incentive Plan on August 14, 2003; (ii) a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register the 7,500,000 shares of our common stock which may be issued pursuant to the 2002 Stock Incentive Plan on December 19, 2002; and (iii) a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register the 6,000,000 shares of our common stock which may be issued pursuant to the 2002 Nevada Plan on November 2, 2002.

Our 2000 Stock Option Plan and our 2002 Nevada Plan have been approved by our stockholders. Our 2002 Stock Incentive Plan and 2003 Stock Incentive Plans have not been approved by our stockholders.

The following summary information is presented for our 2000 Stock Option Plan, 2002 Stock Option Plan, 2002 Stock Incentive Plan and 2003 Stock Incentive Plan on an aggregate basis as of December 31, 2003. For a more detailed discussion, please refer to Note 8 to our financial statements attached to this annual report.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	2,251,666 Shares of Common Stock	$0.21 per Share of Common Stock	Nil
Equity Compensation Plans Not Approved By Security Holders	1,928,000 Shares of Common Stock	$0.8 per Share of Common Stock	9,786,795 Shares

38 of 43

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

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

Mr. Edward Halimi

Mr. Edward Halimi, now deceased, was one of our founders and a former director, president and chief executive officer of our company until June 30, 2001.

We subleased our Carpinteria facility on a month-to-month basis from a private company controlled by Mr. Halimi. This arrangement with Mr. Halimi’s private company was terminated when Turbodyne Systems entered into a new sub-lease for these premises on July 1, 2001. The monthly rental paid prior to July 1, 2001 was $28,840 plus operating costs, including taxes, insurance and utilities. We agreed to the payment of a total of $118,761 on execution of the sub-lease to the landlord on account of late rent from March 31, 2001 to June 30, 2001, late rent fees, a late tax payment fee, attorney fees and an annual insurance payment. Mr. Halimi’s estate remains a guarantor of our new lease for these premises.

We had previously been a party to an employment agreement with Mr. Halimi dated August 1, 1997, as amended January 27, 1998, whereby Mr. Halimi was employed as our president and chief executive officer and the president and chief executive officer of Turbodyne Systems Inc., one of our subsidiaries. We ceased making payments to Mr. Halimi as required by the employment agreement in November 2000. We concluded a settlement agreement with Mr. Halimi dated effective as of January 29, 2003. Under the terms of this settlement agreement, Mr. Halimi agreed to release us from any liability under the employment agreement. In exchange for this release, we issued to Mr. Halimi 45,000 shares of our Series X Preferred Stock at a deemed price of $20 per share, for aggregate consideration of $900,000. Each share of Series X Preferred Stock is identical to our common stock except that the shares are non-voting and are convertible at the option of the holder into one hundred shares of our common stock. We also agreed with Mr. Halimi to the exchange of 3,250,000 shares held by a private company controlled by Mr. Halimi into 32,500 shares of Series X Preferred Stock. In aggregate, a total of 77,500 shares of Series X Preferred Stock were issued to the private company controlled by Mr. Halimi. Mr. Halimi agreed not to exercise his conversion rights to the extent that as a result of such conversion Mr. Halimi would own more than 0.5% of our outstanding common stock.

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

39 of 43

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

We entered into a settlement agreement with Dieter and Lars Neujeffski dated July 12, 2002. Under the terms of this agreement, we agreed pay to Dieter and Lars Neujeffski an amount of $152,077.50. Mr. Lars Neujeffski agreed to return the 3,500,000 shares registered in his name, subject to release by a third party bank to whom the shares have been pledged as collateral by Mr. Neujeffski. We have completed all payments to Dieter and Lars Neujeffski, however the release of shares by the bank has not been effected to date. In addition, we have agreed to buy back the 3,142,000 shares in the name of Dieter Neujeffski at a price of $0.17 per share. This buy back arrangement has not been completed to date.

40 of 43

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Registrant.(1)

3.2	Amended Bylaws of the Registrant.(1)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State.(1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State.(2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State.(4)

10.1	Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001.(3)

10.2	Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001.(3)

10.3	Licensing and Joint Development Agreement Between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd.(1)

10.4	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc.(4)

10.5	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc.(4)

10.6	Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc.

14.1	Code of Ethics.

21.1	List of Subsidiaries.

23.1	Consent of BDO Dunwoody LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

41 of 43

(b)        Current Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during our fourth quarter ended December 31, 2003. The following reports on Form 8-K were filed since the last quarter of our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

February 3, 2004	February 3, 2004	Disclosure of Settlement Agreement dated effective January 24, 2004

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Related Fees	$102,000	$150,000
Tax Fees	$7,000	$0
All Other Fees	$0	$0
Total	$109,000	$150,000

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

42 of 43

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.

By:	/s/ Andrew Martyn-Smith
Andrew Martyn-Smith, President, Chief Executive Officer
Chief Financial Officer and Treasurer
Director
Date: May 17, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Martyn-Smith
Andrew Martyn-Smith, President, Chief Executive Officer
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer)
(Principal Accounting Officer)
Date: May 17, 2004

By:	/s/ Marsha Chandler
Marsha Chandler, Secretary
Date: May 17, 2004

By:	/s/ Eugene O’Hagan
Eugene O’Hagan
Director
Date: May 17, 2004