Form 10QSB
period 2004-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2004-05-24
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 148,914,616 shares of common stock issued and outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐   No   ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the three-month periods ended
March 31, 2004 and 2003
(Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the three-month periods ended
March 31, 2004 and 2003
(Unaudited – Expressed in US Dollars)

Contents

Consolidated Financial Statements

           Balance Sheets

           Statements of Operations

           Statements of Capital Deficit

           Statements of Cash Flows

           Notes to the Financial Statements

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Balance Sheets (Expressed in US Dollars)

	March 31	December 31
	2004	2003
	(Unaudited)
Assets

Current
Cash	$1,669,148	$2,145
Prepaid expenses and other current assets	103,746	28,840

Total current assets	1,772,894	30,985

Property and equipment	68,633	110,867

Total Assets	$1,841,527	$141,852

Liabilities and Capital Deficit

Liabilities

Current
Term debts (Note 3)	$-	$76,082
Accounts payable (Note 4)	2,232,266	3,791,191
Accrued liabilities	2,273,415	3,068,259
Provision for lawsuit settlements (Note 4)	5,593,790	7,019,439
Loans payable	418,864	767,578

Total current liabilities	10,518,335	14,722,549

Deferred revenue	380,394	385,950

Total liabilities	10,898,729	15,108,499

Capital Deficit
Share Capital (Note 2)
Authorized
1,000,000 preferred shares, par value $ 0.001
150,000,000 common shares, par value $ 0.001
Issued
97,175 preferred shares in 2004 and 2003	97	97
148,771,749 common shares in 2004 and 2003	148,772	148,772
Treasury stock, at cost (378,580 shares)	(1,907,612)	(1,907,612)
Additional paid-in capital	117,408,800	117,233,800
Other comprehensive income -
Foreign exchange translation gain	35,119	35,119
Accumulated deficit	(124,742,378)	(130,476,823)

Total capital deficit	(9,057,202)	(14,966,647)

Total Liabilities and Capital Deficit	$1,841,527	$141,852

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited – Expressed in US Dollars)

For the three-month periods ended March 31	2004	2003

Licensing fees	$5,556	$-

Expenses (recovery)
Selling, general and administrative	(300,505)	361,225
Research and developments costs	196,385	1,001,214
Litigation expense (recovery)	781,108	(144,791)
Depreciation and amortization	14,513	66,514

	691,501	1,284,162

Loss from operations	(685,945)	(1,284,162)

Other income (expense)
Settlement of litigation (Note 4)	6,375,000	-
Other, net	-	467
Interest expense, net	(2,070)	-
Gain on sale of asset	4,100	-
Gain on settlement of term debt (Note 3)	43,360	-

Income (loss) for the year	$5,734,445	$(1,283,695)

Income (loss) per common share – basic and diluted	$0.04	$(0.01)

Weighted average shares used for basic income (loss) per share	148,771,749	122,144,631

Weighted average shares used for diluted income (loss) per share	159,983,338	122,144,631

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Capital Deficit (Unaudited – Expressed in US Dollars)

							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance, January 1, 2003	-	-	115,620,517	$115,621	378,580	$(1,907,612)	$113,445,516	$35,119	$(123,592,106)	$(11,903,462)

Issuance of Series X preferred	122,175	$122	-	-	-	-	1,613,378	-	-	1,613,500
shares (Note 2)

Exercise of stock options	-	-	10,294,000	10,294	-	-	567,026	-	-	577,320

Private placement of common	-	-	12,511,820	12,512	-	-	654,158	-	-	666,670
stock

Issuance of stock for services	-	-	4,845,412	4,845	-	-	597,245	-	-	602,090

Issuance of stock for settlement	-	-	3,000,000	3,000	-	-	1,047,000	-	-	1,050,000
of lawsuits (Note 4)

Conversion of preferred Series	(25,000)	(25)	2,500,000	2,500	-	-	(2,475)	-	-	-
X shares

Issuance of stock options to	-	-	-	-	-	-	1,130,526	-	-	1,130,526
non-employees forservices
(Note 2)

Liability for settlement of	-	-	-	-	-	-	(1,818,574)	-	-	(2,453,574)
equity instruments

Net loss for the year	-	-	-	-	-	-	-	-	(6,884,717)	(6,186,717)

Balance, December 31, 2003	97,175	97	148,771,749	148,772	378,580	(1,907,612)	117,233,800	35,119	(130,476,823)	(14,966,647)

Liability for settlement of	-	-	-	-	-	-	175,000	-	-	175,000
equity instruments

Net Income for the period	-	-	-	-	-	-	-	-	5,734,445	5,734,445

Balance, March 31, 2004	97,175	$97	148,771,749	$148,772	378,580	$(1,907,612)	$117,408,800	$35,119	$(124,742,378)	$(9,057,202)

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited – Expressed in US Dollars)

For the three-month periods ended March 31	2004	2003

Cash provided by (used in)
Operating activities
Net income (loss) for the period	$5,734,445	$(1,283,695)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of deferred licensing fees	(5,556)	-
Depreciation and amortization	14,513	66,514
Gain on settlement of term debt	(43,360)	-
Gain on sale of asset	(4,100)	-
Recovery on lawsuit reserve from TST share sales	(23,345)	-
Stock option compensation	-	746,692
Stock issued for services	-	313,890
Liability in connection with settlement of equity instrument	(406,000)	(267,459)
(Increase) Decrease in operating assets
Prepaid expenses and other current assets	(74,906)	900
Increase (decrease) in operating liabilities
Accounts payable	(1,399,539)	55,481
Accrued liabilities and provision for lawsuit settlements	(1,616,148)	(476,079)

	2,176,004	(843,756)

Investing activity
Purchase of property and equipment	(5,001)	-
Proceeds on sale of asset	4,100	-

	(901)	-

Financing activities
Net proceeds from loans payable and short-term
borrowings	-	7,500
Repayment of loans payable	(508,100)	(32,772)
Issuance of common stock and stock subscriptions	-	743,924

	(508,100)	718,652

Net increase (decrease) in cash	1,667,003	(125,104)

Cash, beginning of period	2,145	137,517

Cash, end of period	$1,669,148	$12,413

Supplementary disclosure of cash flow information
Cash paid during the year
Interest	$788	$-
Income taxes	$-	$-

Supplementary disclosure of non-cash
investing and financing activities:
Accounts payable transfer to loans payable	$159,386	$-
Liability for settlement of equity instruments	$581,000	$662,183
Preferred stock issued on settlement of accrued liabilities	$-	$1,613,500
Return of asset to settle term debts	$76,082	$-
Stock option compensation	$-	$746,692
Stock issued for services	$-	$313,890

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

1.

Nature of Business and Ability to Continue as a Going Concern

Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the “Company”) recommenced during the quarter ended March 31, 2004 operations of engineering, developing and marketing products designed to enhance performance and reduce emissions of internal combustion engines.

The Company had suspended business operations in 2003 due to a lack of financing. The Company received funds by entering into a settlement agreement and general release with Honeywell (Note 4(c)) which enabled the Company to resume operations and reduce its working capital deficiency.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2003 and 2002 included in the Company’s 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $124,742,378 at March 31, 2004 and a total capital deficit of $9,057,202 at March 31, 2004. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

1.

Nature of Business and Ability to Continue as a Going Concern - Continued

The Company continues to examine its operations and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. The Company satisfactorily settled the dispute with Honeywell Turbocharging Systems (“Honeywell”), (Note 4(c)), and is working towards raising monies and generating revenue to meet its working capital needs. If it is unsuccessful, the Company may have to cease operating and seek relief under appropriate statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

2.	Share Capital Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)

Authorized Capital

In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder.

As at March 31, 2004, the Company’s potentially diluted common shares exceeded the authorized shares. The Company has recorded $2,134,322 (2003 - $2,715,322) in accrued liabilities to account for the potential cash settlement of these financial instruments.

b)

During the three months ended March 31, 2004, the Company issued no common shares.

In 2003, the Company issued 122,175 Series X preferred shares, of which 41,500 shares were to be exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. As at March 31, 2004, the 4,150,000 shares were still held in escrow and were included as issued and outstanding shares.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

2.	Share Capital - Continued

	c)	Stock Options The following summarizes information relating to stock options outstanding at March 31, 2004:

2004

	Non-employees		Employees & Directors		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding and exercisable
at beginning and
end of period	2,131,666	$0.15	2,048,000	$0.16	4,179,666	$0.15

2004 Stock Incentive Plan

On April 8, 2004, the Company established the 2004 Nevada stock incentive plan (the “2004 Plan). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant.

Grant of Stock Options to Non-employees for Services

There were no stock options granted to non-employees during 2004. The Company has recorded $Nil (2003 - $746,692) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

The per share weighted average fair value of stock options granted for the three-month period ended March 31, 2003 was $0.12, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil; expected volatility of 141%; risk-free interest rate of 2.56% and expected life equal to 1.89 years.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

2.	Share Capital - Continued

Grant of Stock Options to Employees for Services

The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price and the underlying stock and the exercise price of the stock options when the market price of the Company’s common stock is in excess of the exercise price of the stock options granted to the Company’s employees. Accordingly, no compensation cost in 2004 and 2003 has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financing Accounting Standard (“SFAS”) No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

	For the three-month periods
	ended March 31
	2004	2003

Net income/(loss), as reported	$5,734,445	$(1,283,695)
Deduct: Stock-based employee compensation
expense determined under fair-value based
method for all awards not included in net loss	-	(42,490)

Pro-forma net income	$5,734,445	$(1,326,185)

Income (loss) per share:
Basic and diluted – as reported	$0.04	$(0.01)
Basic and diluted – pro-forma	$0.04	$(0.01)

There were no stock options granted to employees during 2004. The per share weighted average fair value of stock options granted to employees during the three-month period ended March 31, 2003 was $0.14, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003: expected dividend yield Nil%; expected volatility of 127%; risk-free interest rate of 3.63% and expected life equal to one year.

Issuance of Stock Options to Officer of the Company

During the three-month period ended March 31, 2004, the Company, subject to approval, entered into an agreement to grant an officer of the Company 1,200,000 Company stock options. All options will be immediately exercisable and will have a five-year term. The officer has agreed not to exercise any options held by him unless the Company has sufficient authorized capital for the exercise of such options.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

2.	Share Capital – Continued

Effective from the date of the option repricing, the Company regularly remeasures compensation expense for the options where there has been a substantive change and modification to such options. No compensation expenses were recorded as a result of repricing of options.

d)

Stock Purchase Warrants

At March 31, 2004, the Company had 18,426,242 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing.

Details of share purchase warrants issued and expired during the quarter ended March 31, 2004 are as follows:

			Weighted
			Average
			Exercise
		Warrants	Price

	Outstanding at December 31, 2003	21,634,809	$0.34
	Expired	(3,208,567)	0.42

	Outstanding at March 31, 2004	18,426,242	$0.32

3.	Term Debts During 2004, the Company returned an asset that was not in use as a settlement of outstanding term debt and recorded a gain on the debt settlement of $43,360.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

4.

Commitments and Contingencies

The Company is party to various legal claims and lawsuits which have arisen in the normal course of business. Except for the settlement of the dispute with Honeywell as described in Note 4 (c), there have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

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
Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgement against the Company in favour of TST. As of March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which have reduced the provision for lawsuit settlement by $23,245.

At March 31, 2004 and December 31, 2003, the Company has included $4,846,630 and $4,803,000 respectively in regard to this matter in provision for lawsuit settlements. The Company has recorded the accrued liability related to the share issuances discussed above based on the market value of the shares at the date the settlement and release agreement was signed. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

4.	Commitments and Contingencies – Continued

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

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

4.	Commitments and Contingencies – Continued

In May 2000, Heartland Financial Corporation (“Heartland”), a firm that provided investment-banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it was entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and obtained judgement against the Company, which was included in the legal liability reserve at December 31, 2003. During the period, the Company paid $506,408 in complete settlement of these claims.

c)

In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with Honeywell Turbocharging Systems (“Honeywell”), a division of AlliedSignal Inc. (“Honeywell”). Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger™ and the Turbopac™) for $6.8 million. This amount was used in settlement of a judgement. In addition, under these agreements, the Company and Honeywell were to share the development costs of the Dynacharger™ and the Turbopac™, the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger™ and Turbopac™, and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger™ and Turbopac™ product lines. The Company was to receive from Honeywell royalties of 3.7% of the net sales of the Dynacharger™ and Turbopac™ product lines.

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

On January 23, 2004, the Company entered into a settlement agreement and general release (the "Settlement Agreement") with Honeywell whereby Honeywell agreed and paid $6,375,000 (net of legal fees to the Company).

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

March 31, 2004 and 2003

4.	Commitments and Contingencies – Continued

In connection with the Settlement Agreement, the Company and Honeywell agreed to terminate the agreements referred to above, settled on the ownership of certain patent interests and resolved the disputes that were subject to the arbitration proceedings.

The receipt of the above-noted funds enabled the Company to commence settlement of certain amounts owed to creditors, to pay employee and director bonuses of $1,290,000 and to resume its business operations.

	d)	Other The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

5.		Comparative Amounts Certain comparative amounts have been restated to conform to the current period’s presentation.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "project," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and that of our officers or directors with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. You are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this filing. You should carefully review the cautionary statements and risk factors contained in this and other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report, the terms "we", "us", "our", “Turbodyne” and “our company” mean Turbodyne Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

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

The focus of our business plan is presently to create near-term cash flow through aftermarket sales of two improved versions of our Turbopac™ product. This is intended to provide us with the ability to pursue long-term business development activities and licensing agreements with the OEMs and automotive suppliers, while reducing our need for further equity financing. We intend to complete and test two production configuration versions of our improved Turbopac products by mid 2004. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing, see “Plan of Operations”, below.

PLAN OF OPERATIONS

Our plan of operations over the next twelve months is to undertake the following:

1.
Following our entry into the settlement agreement with Honeywell International Inc. (“Honeywell”) in January, 2004, we resumed our business operations on February 2, 2004. Under the terms of the settlement agreement, among other things, we agreed with Honeywell to terminate our joint development agreement and the license agreement with Honeywell relating to the development of, and certain intellectual property associated with, Electrically Assisted Turbocharger technology and Electrically Driven Compressor technology and products, and Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and our settling amounts owed to certain of our creditors and lien holders of $911,000, which resulted in a net payment from Honeywell of $6,375,000. We have received $4,770,900 net of legal fees and creditor payments, in connection with our settlement with Honeywell. We plan to use the net proceeds of the settlement with Honeywell to fund the re-structuring of our business and to repay short-term loans obtained by us to provide us with working capital and settle our other outstanding debts.

2.
We plan to continue research and development of our Turbopac™ products with the objective of completing the necessary development work for commercialization of this product for the medium-duty truck and bus market by August 31, 2004. We plan to spend approximately $70,000 per month in pursuing this research and development over the next five-month period which includes engineering payroll and purchasing and 60% of our overall monthly overhead;

3.
In connection with the overall development of our Turbopac™ products we plan to complete development of production ready units for the 1.5 to 3.5 litre turbodiesel and turbogasoline for aftermarket sales by September 30, 2004. In addition, we plan to spend approximately $20,000 in completing our development of these products over the next six-month period;

4.
We plan to pursue negotiations with original equipment manufacturers in the automobile industry (“OEM’s”) for the incorporation of our Turbopac™ products into the OEM’s product lines. We plan to spend approximately $5,000 per month in product marketing costs over the next twelve-month period;

5.
We plan to pursue resolution of the outstanding litigation against us, including resolution of the claims summarized in Item 1 of Part II of this Quarterly Report on Form 10-QSB. We plan to spend approximately $25,000 in litigation expenses over the next twelve-month period; and

6.
We anticipate spending approximately $40,000 per month in administrative expenses over the next twelve months. We will maintain our head office and staff in our Carpinteria, California office until January 31, 2005 when our lease ends. We then plan on renegotiating a new lease for less space or moving to a smaller location.

We had cash of $1,669,148 and a working capital deficit of $8,745,441 as at March 31, 2004. Our plan of operations calls for us to spend approximately $135,000 per month over the next twelve months. Accordingly, we are not able to pursue our stated plan of operations without additional financing. We will be pursuing additional sales of our common stock and share purchase warrants to raise the financing necessary for us to continue operations, if we are successful in submitting to our stockholders a proposal to increase our authorized capital at our 2004 annual general meeting. If our stockholders do not vote in favor of the proposal, our limited authorized capital may continue to have adverse consequences on our business operations and our ability to raise additional capital.

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

RESULTS OF OPERATIONS

Liability for Authorized Capital

Our authorized capital currently consists of 150,000,000 shares of common stock and 1,000,000 preferred shares. We had 148,914,616 shares of common stock outstanding as of May 14, 2004. In addition, as of March 31, 2004 we had warrants to purchase 18,426,242 shares of our common stock outstanding, options to purchase 4,179,666 shares of our common stock outstanding and we had 97,175 shares of our Series X preferred shares outstanding that are convertible into an additional 9,717,500 shares of our common stock. If all share purchase warrants and options were exercised and all Series X preferred shares were converted, the number of required shares of common stock would exceed the authorized number of shares of common stock. Accordingly, we have recorded a liability of $2,134,322 to account for the potential cash settlement of these outstanding options, share purchase warrants and convertible shares of Series X preferred stock in the accompanying financial statements. As a result of the recorded liability and the adjustments to reflect the market value of these equity instruments for our authorized capital deficiency, for the three months ended

March 31, 2004 we have decreased our accrued liabilities by $581,000 and selling, general and administrative expenses by $406,000. We have also increased our additional paid in capital by $175,000.

Our directors, Eugene O’Hagan and Andrew Martyn-Smith, and all of our employees have agreed not to exercise any options currently held by them until we have sufficient authorized capital for the exercise of such options. We intend to submit to our stockholders a proposal to increase our authorized capital at our 2004 annual general meeting.

Net Sales

We had license fee income of $5,556 during the three months ended March 31, 2004. We did not achieve any sales during the three months ended March 31, 2004 or 2003. Our current inability to earn revenues reflects the fact that our Turbopac™ products remain in the development stage.

We anticipate that we will complete sales of prototypes during 2004 that are designed and manufactured pursuant to development agreements that we have entered into. These sales will not be significant in relation to our overall operating costs. We intend to earn revenues during fiscal 2004 through license and royalty fees from the licensing of our technology. We believe that we will not be able to generate any significant revenues from the licensing of Turbopac™ until we are successful in entering into a new license and manufacturing arrangement with an automotive OEM. We anticipate that we will be able to generate sales of our Turbopac™ product in the aftermarket arena in 2004.

Costs of Sales

We did not have any costs of sales during the three months ended March 31, 2004 and 2003 due to the fact that we had no sales during each of these periods. We did not engage in any manufacturing activity during the three months ended March 31, 2004 or the three months ended March 31, 2003. We anticipate that we will not undertake any manufacturing activity in the future, other than manufacturing of prototypes for evaluation and demonstration purposes as we intend to earn revenue through licensing and royalty fees and not product sales.

Gross Profit

Gross profit was $nil for the three months ended March 31, 2004 and March 31, 2003, and reflects the fact that we were not engaged in any sales activities during each of these periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 decreased from $361,225 for the three months ended March 31, 2003 to a recovery of $300,505, representing a decrease of $661,730 or 183.2%. The decrease in our selling, general and administrative expenses was attributable to: (i) the suspension of our operations in the third quarter of 2003 to January 31, 2004, (ii) the streamlining of our operations, (iii) reductions in our staff and (iv) adjustments to the recorded liability for the authorized capital deficiency. General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that none of our products are being commercially sold at present.

Research and Development

Research and development costs for the three months ended March 31, 2004 decreased to $196,385 from $1,001,214 for the three months ended March 31, 2003, representing a decrease of $804,829 or approximately 80.4%. The decrease in research and development costs was attributable to the suspension of operations during our third quarter in 2003 to January 31, 2004. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the three months ended March 31, 2004 are associated with the development of our Turbopac product.

Compensation Expense

We did not rely on stock based compensation during the first quarter of 2004 due to our receipt of funds from our settlement with Honeywell. Stock based compensation included in expenses was $746,692 for the three months ended March 31, 2003.

We recognize compensation expense for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the amount that the market price of the underlying stock exceeds the exercise price of the stock options on the date of grant. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123, which also requires us to provide pro-forma information regarding net loss as if compensation costs of the stock options granted to our employees had been determined in accordance with the fair value method prescribed in the standard. We did not grant any stock-based awards during the three months ended March 31, 2004 therefore; our net income equals our pro-forma net income if we had adopted the fair value method of accounting.

Litigation Expense

We had litigation expenses of $781,108 during the three months ended March 31, 2004. We recorded a recovery related to litigation in the amount of $6,375,000 for the three months ended March 31, 2004. The recovery was related to the Honeywell settlement during our first quarter in 2004. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and $911,000 owed to certain of our creditors and lien holders. We have received $4,770,940 net of legal fees and creditor liens from Honeywell. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of our Annual Report on Form 10-KSB. The most significant component of our litigation expense was legal expenses attributable to our settlement with Honeywell. Litigation expenses during the balance of 2004 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja.

Net Loss

Our net income for the three months ended March 31, 2004 was $5,734,445 compared to a net loss of $1,283,695 for the three months ended March 31, 2003 representing an increase of $7,018,140. The increase in our net income was primarily due the proceeds we received pursuant to our settlement with Honeywell. Our continued net losses from operations reflect our continued operating expenses and our current inability to generate revenues.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $1,669,148 as at March 31, 2004, compared with cash of $2,145 as at December 31, 2003. Our working capital deficit decreased to $8,745,441 as at March 31, 2004, compared to a working capital deficit of $14,691,564 as at December 31, 2003. The reduction to our working capital deficit was primarily attributable to an increase in cash, and a reduction in accounts payable, accrued liabilities, provisions for lawsuit settlements and loans payable as discussed below.

Liabilities

The largest component of our working capital deficit is a reserve for lawsuit settlements in the amount of $5,593,790 as at March 31, 2004, compared to $7,019,439 as at December 31, 2003.

Our accounts payable and accrued liabilities remain substantial due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Accounts payable decreased to $2,232,266 as at March 31, 2004 from $3,791,191 as at December 31, 2003. Accrued liabilities decreased to $2,273,415 as at March 31, 2004 from $3,068,259 as at December 31, 2003. We are continuing during 2004 to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Short term loans from shareholders and other parties decreased to $418,864 as of March 31, 2004 from $767,578 as of December 31, 2003. Included at March 31, 2004 are unsecured, non-interest bearing advances of $259,478 that we anticipate will be converted into shares of our common stock and share purchase warrants. Also included is $159,386, which represents accounts payable converted into a short-term loan, including 7% interest due and payable in by June 1, 2004. The lender has agreed to accept payment in common stock subject to increase in authorized shares by stockholders. These loans have not been converted to date.

Cash Used in Operating Activities

Cash received in operating activities for the three months ended March 31, 2004 was $2,176,004, compared to $843,756 used for the three months ended March 31, 2003. The increase in cash used in operating activities was due to the litigation recovery from the Honeywell settlement.

Cash Provided by Financing Activities

In prior years we have financed our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash used in financing activities for the three months ended March 31, 2004 was $508,100 compared to $718,652 provided during the three months ended March 31, 2003.

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

We settled our litigation with Honeywell which has provided us with sufficient working capital to continue our operations for the next ten months; however, we will require further financing to continue our business operations past this period. We anticipate that any future financing would be achieved by sales of additional shares of our common stock once our stockholders have approved the proposal to increase our authorized share capital at our 2004 annual general meeting of stockholders. Sales of additional shares of our common stock will result in significant dilution to our current stockholders.

Our limited remaining number of shares of authorized common stock may adversely impact on our ability to raise additional financing through additional private placements. We intend to submit to our stockholders a proposal to increase our authorized capital at our 2004 annual general meeting. If our stockholders do not vote in favor of the proposal our limited authorized capital may continue to have adverse consequences on our business operations and our ability to raise additional capital.

We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing of our products exceed our increased operating expenses. We base this, in part, on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Substantial Doubt as to Our Ability to Continue as a Going Concern

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $124,742,378 at March 31, 2004, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.

Stock Based Compensation

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25) “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No.44 “Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25”, and comply with the disclosure provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as changes in the exercise price, result in variable accounting in accordance with FIN No. 44. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Revenue Recognition

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement.

Research and Development

Research and development costs related to present and future products are charged to operations in the year incurred.

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that impact us.

ITEM 3.            CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Martyn-Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on May 17, 2004. The presence of the lawsuits is one of the facts cited by our auditors as giving rise as to the substantial doubt about our ability to continue as a going concern. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB, together with this disclosure.

We are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB. Our Annual Report on Form 10-KSB includes disclosure of material developments to legal proceedings to which we are or were a party during our first quarter.

ITEM 2.            CHANGES IN SECURITIES.

During the three months ended March 31, 2004, we did not complete any sales of the securities that were not registered pursuant to the Securities Act of 1933.

On March 31, 2004, we adopted our 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, we may grant common stock or incentive stock options to our directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. Our Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of grant.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Registrant.(1)

3.2	Amended Bylaws of the Registrant.(1)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State.(1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State.(2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State.(4)

10.1	Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001.(3)

10.2	Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001.(3)

10.3	Licensing and Joint Development Agreement Between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd.(1)

10.4	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc.(4)

10.5	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc.(4)

10.6	Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc.(5)

10.7	Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler

10.8	Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn-Smith

10.9	Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett

10.10	2004 Stock Incentive Plan

14.1	Code of Ethics.(5)

21.1	List of Subsidiaries. (5)

23.1	Consent of BDO Dunwoody LLP.(5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004 and we have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.

By:	/s/ Andrew Martyn-Smith
ANDREW MARTYN-SMITH
President, Chief Executive Officer
Chief Financial Officer and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

Date: May 24, 2004