Form 10QSB
period 2004-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2004-08-16
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒   Yes ☐   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 150,239,616 shares of common stock issued and outstanding as of August 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the six-month periods ended June 30, 2004 and 2003
(Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Financial Statements
For the six-month periods ended June 30, 2004 and 2003
(Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited – Expressed in US Dollars)

	June 30	December 31
	2004	2003

Assets

Current
Cash and cash equivalents	$949,382	$2,145
Prepaid expenses and other current assets	112,684	28,840

Total current assets	1,062,066	30,985

Property and equipment, at cost, less accumulated depreciation	132,019	110,867

Total Assets	$1,194,085	$141,852

Liabilities and Capital Deficit

Liabilities

Current
Term debts (Note 3)	$-	$76,082
Accounts payable (Note 4c)	2,134,843	3,791,191
Accrued liabilities (Note 2)	138,787	3,068,259
Provisions for lawsuit settlements	6,048,541	7,019,439
Loans payable	422,026	767,578

Total current liabilities	8,744,197	14,722,549

Deferred revenue	374,838	385,950

Total liabilities	9,119,035	15,108,499

Capital Deficit
Share Capital (Note 2)
Authorized
1,000,000 preferred shares, par value $0.001
1,000,000,000 (150,000,000 - 2003) common
shares, par value $0.001
Issued
97,175 preferred shares in 2004 and 2003	97	97
148,771,749 common shares in 2004 and 2003	148,772	148,772
Treasury stock, at cost (378,580 shares)	(1,907,612)	(1,907,612)
Additional paid-in capital	119,585,598	117,233,800
Accumulated other comprehensive income -
foreign exchange translation gain	35,119	35,119
Accumulated deficit	(125,786,924)	(130,476,823)

Total capital deficit	(7,924,950)	(14,966,647)

Total Liabilities and Capital Deficit	$1,194,085	$141,852

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited – Expressed in US Dollars)

	Three-month		Six-month
	periods ended		periods ended
	June 30		June 30
	2004	2003	2004	2003

Revenue

Licensing fees	$5,556	$-	$11,112	$-

Total Revenue	5,556	-	11,112	-

Expenses (Recovery)
Selling, general and administrative	262,579	482,738	(37,314)	843,965
Research and development	257,865	754,769	454,250	1,755,983
Litigation expense	514,732	1,266,168	1,295,840	1,121,377
Depreciation and amortization	14,513	66,513	29,026	133,025
Total expenses	1,049,689	2,570,188	1,741,802	3,854,350
Loss from operations	(1,044,133)	(2,570,188)	(1,730,690)	(3,854,350)

Other income (expenses)
Settlement of litigation (Note 4)	-	-	6,375,000	-
Interest expense, net	(3,162)	-	(5,232)	-
Interest Income	7,220	-	7,832	-
(Loss) on sale of asset	(4,471)	-	(371)	-
Gain on settlement of term debt (Note 3)	-	2,948	43,360	3,415

Income (loss) for the period	$(1,044,546)	$(2,567,240)	$4,689,899	$(3,850,935)

Income (loss) per common share
Basic and diluted	$(0.01)	$(0.02)	$0.03	$(0.03)

Weighted average shares used for basic	148,771,749	135,690,639	148,771,749	119,532,081
income (loss) per share

Weighted average shares used for diluted	148,771,749	135,690,639	160,012,360	119,532,081
income (loss) per share

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Capital Deficit (Unaudited – Expressed in US Dollars)

							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance, January 1, 2003	-	$-	115,620,517	$115,621	378,580	$(1,907,612)	$113,445,516	$35,119	$(123,592,106)	$(11,903,462)

Issuance of Series X preferred shares (Note 2)	122,175	122	-	-	-	-	1,613,378	-	-	1,613,500

Exercise of stock options	-	-	10,294,000	10,294	-	-	567,026	-	-	577,320

Private placements of common stock	-	-	12,511,820	12,512	-	-	654,158	-	-	666,670

Issuance of stock for services	-	-	4,845,412	4,845	-	-	597,245	-	-	602,090

Issuance of stock for settlement of lawsuit	-	-	3,000,000	3,000	-	-	1,047,000	-	-	1,050,000

Conversion of preferred Series X shares	(25,000)	(25)	2,500,000	2,500	-	-	(2,475)	-	-	-

Issuance of stock options to non-employees for services	-	-	-	-	-	-	1,130,526	-	-	1,130,526

Liability for settlement of equity instruments	-	-	-	-	-	-	(1,818,574)	-	-	(1,818,574)

Net loss for the year	-	-	-	-	-	-	-	-	(6,884,717)	(6,884,717)

Balance, December 31, 2003	97,175	97	148,771,749	148,772	378,580	(1,907,612)	117,233,800	35,119	(130,476,823)	(14,966,647)

Liability for settlement of equity instruments in first quarter	-	-	-	-	-	-	175,000	-	-	175,000

Reversal of liability for settlement of equity instruments from
prior periods (Note 2(a))	-	-	-	-	-	-	2,134,322	-	-	2,134,322

Issuance of stock options to non-employees for services	-	-	-	-	-	-	35,226	-		35,226

Issuance of stock options to employees	-	-	-	-	-	-	7,250	-	-	7,250

Net loss for the period	-	-	-	-	-	-	-	-	4,689,899	4,689,899

Balance, June 30, 2004	97,175	$97	148,771,749	$148,772	378,580	$(1,907,612)	$119,585,598	$35,119	$(125,786,924)	$(7,924,950)

The accompanying notes are an integral part of these consolidated financial statements

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited – Expressed in US Dollars)

For the six-month periods ended June 30	2004	2003

Cash provided by (used in)

Operating activities
Net income (loss) for the period	$4,689,899	$(3,850,935)
Adjustments to reconcile net loss for the period to net cash provided by
(used in) operating activities:
Amortization of deferred licensing fees	(11,112)	-
Depreciation and amortization	29,026	133,025
Gain on settlement of term debt	(43,360)	-
Loss on sale of asset	371	-
Recovery on lawsuit reserve from TST share sales (Note 4(a))	(23,345)	-
Stock option compensation	42,476	1,032,612
Stock issued for services	-	597,936
Stock issued for settlement of lawsuit	-	1,050,000
Liability in connection with settlement of equity instrument	(406,000)	(296,176)
Increase in current assets
Prepaid expenses and other current assets	(83,844)	(2,635)
Increase (decrease) in current liabilities
Accounts payable	(1,496,962)	195,693
Accrued liabilities and provisions for lawsuit settlements	(1,161,703)	(759,579)

	1,535,446	(1,900,059)
Investing activities
Purchase of property and equipment	(87,371)	-
Proceeds on sale of assets	4,100	-
	(83,271)	-
Financing activities
Repayment of loans payable	(504,938)	-
Net proceeds from term debts	-	7,500
Issuance of common stock and stock subscriptions	-	1,426,414
Proceeds from loans payable	-	91,906
Deferred licensing fees	-	250,000

	(504,938)	1,775,820

Net increase (decrease) in cash and cash equivalents	947,237	(124,239)

Cash and cash equivalents, beginning of period	2,145	137,517

Cash and cash equivalents, end of period	$949,382	$13,278

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$788	$-
Income taxes	$7,200	$-

Supplementary disclosure of non-cash investing and financing activities
Accounts payable transfer to loans payable	$159,386	$-
Stock option compensation	$42,476	$1,032,612
Stock issued for services	$-	$597,935
Stock issued for settlement of lawsuit	$-	$1,050,000
Preferred stock issued on settlement of accrued liabilities	$-	$1,613,500
Return of asset to settle term debt	$76,082	$-
Reduction in accounts payable as partial settlement of licensing fees	$-	$150,000
Liability in connection with settlement of equity instruments	$581,000	$807,203
Reversal of liability in connection with settlement of equity instruments	$2,134,322	$-

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

June 30, 2004 and 2003

1.	Nature of Business and Ability to Continue as a Going Concern

Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the Company) engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

The Company had suspended business operations in 2003 due to a lack of financing. The Company received funds by entering into a settlement agreement and general release with Honeywell (Note 4(c)), which enabled the Company to resume operations and reduce its working capital deficiency.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2003 and 2002 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net operating losses, has an accumulated deficit of $125,786,924 at June 30, 2004 and a total capital deficit of $7,924,950 at June 30, 2004. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. There is no guarantee that the Company will be able to continue to finance operations by this method.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

June 30, 2004 and 2003

1.	Nature of Business and Ability to Continue as a Going Concern - Continued

The Company continues to examine its operations and processes for further methods of cutting costs and gaining efficiencies. However, there is no assurance that the cost reductions will be realized in the full amount. The Company is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. The Company satisfactorily settled the dispute with Honeywell Turbocharging Systems ("Honeywell"), (Note 4(c)) and is working towards raising monies and generating revenue to meet its working capital needs. If it is unsuccessful, the Company may have to cease operating and seek relief under appropriate statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

2.	Share Capital

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

	a)	Authorized Capital

In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder.

At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares. Prior to this increase in authorized capital, the Company's potentially diluted common shares exceeded the authorized shares. Immediately prior to the increase in authorized capital, the Company had recorded $2,134,322 (2003 - $2,715,322) in accrued liabilities to account for the potential cash settlement of these financial instruments. As at June 30, 2004, the Company has reversed the $2,134,322 accrued liabilities since the potentially diluted common shares do not exceed authorized capital.

	b)	During the six months ended June 30, 2004, the Company issued no common shares.

In 2003, the Company issued 122,175 Series X preferred shares, of which 41,500 shares were to be exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. As at June 30, 2004, the 4,150,000 shares were still held in escrow and were included as issued and outstanding shares.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

June 30, 2004 and 2003

2.	Share Capital – Continued

	c)	Stock Options

The following summarizes information relating to stock options during 2004:

	2004

	Non-employees		Employees		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at
beginning of period	2,131,666	$0.15	2,048,000	$0.16	4,179,666	$0.15

Granted	400,000	$0.10	1,450,000	$0.10	1,850,000	$0.10
Outstanding at end of
period	2,531,666	$0.14	3,498,000	$0.13	6,029,666	$0.14
Options exercisable at
end of period	2,531,666	$0.14	3,498,000	$0.13	6,029,666	$0.14
Weighted average fair
value of options
granted during the
period	-	$0.09	-	$0.05	-	$0.06

2004 Stock Incentive Plan

On April 8, 2004, the Company established the 2004 Nevada stock incentive plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant.

Grant of Stock Options to Non-employees for Services

The Company has recorded $35,226 (2003 - $1,032,612) of compensation expense relating to stock options issued to non-employees for services rendered during the six-month period ended June 30, 2004.

The per share weighted average fair value of stock options granted for the six-month period ended June 30, 2004 was $0.09 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004: expected dividend yield Nil%; expected volatility of 134%; risk-free interest rate of 3.74% expected life equal to 5 years.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

June 30, 2004 and 2003

2.	Share Capital – Continued

Grant of Stock Options to Employees for Services

The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized when the market price of the Company's common stock is in excess of the exercise price of the stock options granted to the Company's employees. Accordingly, no compensation cost in 2004 and 2003 has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financing Accounting Standard ("SFAS") No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

	For the six-month periods
	ended June 30
	2004	2003

Net income (loss), as reported	$4,689,899	$(3,850,935)
Add: Stock based employee compensation
expense included in reported net income,
net of related tax effects	7,250	-
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards, net of related tax effects	(76,581)	-

Pro-forma net income(loss)	$4,620,568	$(3,850,935)

Income(loss) per share:
Basic and diluted – as reported	$0.03	$(0.03)
Basic and diluted – pro-forma	$0.03	$(0.03)

The Company has recorded $7,250 of compensation expense relating to stock options issued to employees for services rendered during the period.

The per share weighted average fair value of stock options granted to employees during 2004 was $0.05, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2004: expected dividend yield Nil%; expected volatility of 138%; risk-free interest rate of 1.85%; and an expected life of 1 year.

Effective from the date of the option repricing, the Company regularly remeasures compensation expense for the options where there has been a substantive change and modification to such options. No compensation expense was recorded as a result of repricing of options in the prior years.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

June 30, 2004 and 2003

2.	Share Capital – Continued

	d)	Stock Purchase Warrants

At June 30, 2004, the Company had 16,134,922 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing.

		Weighted
		Average
		Exercise
	Warrants	price
Outstanding at January 1, 2004	21,634,809	$0.34
Expired	5,499,887	$0.41
Outstanding at June 30, 2004	16,134,922	$0.31

e)
Subsequent to June 30, 2004, the Company issued 325,000 shares for exercise of options, of which, 100,000 options were at $0.07 per share and 225,000 options were exercised at $0.04 per share. In July 2004, the Company also issued 1,000,000 shares for the conversion of 10,000 Series X preferred shares.

f)
Subsequent to June 30, 2004, the Company granted 950,000 options to employees and 6,549,000 options to consultants exercisable at $0.10. All options are immediately exercisable and have a five-year term.

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

June 30, 2004 and 2003

4.	Commitments and Contingencies – Continued

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
Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgement against the Company in favour of TST. As of June 30, 2004, 147,000 shares issued in connection with the TST settlement had been sold which has reduced the provision for lawsuit settlement by $23,245.

At June 30, 2004, the Company has included $4,913,881 (2003 - $4,803,000) in regard to this matter in provision for lawsuit settlements and accrued liabilities. The Company has recorded the accrued liability related to the share issuances discussed above based on the market value of the shares at the date the settlement and release agreement was signed. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

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

June 30, 2004 and 2003

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

c)
In 1999, the Company entered into joint development and licensing agreements which were subsequently amended with Honeywell. Under its agreements with Honeywell, the Company assigned to Honeywell its patent and trademark portfolio (including both the Dynacharger™ and the Turbopac™) for $6.8 million. This amount was used in settlement of a judgment. In addition, under these agreements, the Company and Honeywell were to share the development costs of the Dynacharger™ and the Turbopac™, the Company 40% and Honeywell 60%. The Company retains the sole worldwide rights to manufacture, market and sell all motors, generators, electronic controls and light metals for the Dynacharger™ and Turbopac™, and Honeywell holds the sole worldwide rights to manufacture, market and sell the Dynacharger™ and Turbopac™ product lines. The Company was to receive from Honeywell royalties of 3.7% (subject to adjustment) of the net sales of the Dynacharger™ and Turbopac™ product lines.

Turbodyne Technologies, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited – Expressed in US Dollars)

June 30, 2004 and 2003

4.	Commitments and Contingencies – Continued

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

The receipt of the above-noted funds enabled the Company to commence settlement of certain amounts owed to creditors, to pay employee and director bonuses of $1,290,000 and to resume its business operations in February 2004.

	d)	Other

The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

5.	Comparative Amounts

Certain comparative amounts have been restated to conform to the current period's presentation

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "expect," "estimate," "anticipate," "project," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and that of our officers or directors with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. You are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this filing. You should carefully review the cautionary statements and risk factors contained in this and other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "Turbodyne" and "our company" mean Turbodyne Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-QSB are in U.S. dollars unless otherwise stated.

OVERVIEW

We are an engineering company engaged in the design and development of air charging technology that enhances the performance of internal combustion engines. Our technology is based on DC/AC, high-speed, high-powered, electronically commutated electric motors and high performance power electronics.

Our business strategy is to license our technology to original equipment manufacturers ("OEM's") in the automotive industry, allowing them to incorporate our technology into their own product lines in exchange for royalties or other similar licensing fees. We also plan to develop products suitable for direct sale to the retrofit and performance enhancement market segments.

The focus of our business plan is presently to create near-term cash flow through aftermarket sales of two improved versions of our Turbopac™ product. This is intended to provide us with the ability to pursue long-term business development activities and licensing agreements with OEM's and automotive suppliers, while reducing our need for further equity financing. We have nearly completed two production configuration versions of our improved TurbopacTM products. We intend to have the units ready for production by December 31, 2004. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing. See "Plan of Operations", below.

PLAN OF OPERATIONS

Our plan of operations over the next twelve months is to undertake the following:

1.
We resumed our business operations on February 2, 2004, following our entry into the settlement agreement with Honeywell International Inc. ("Honeywell"). As part of the settlement, we agreed to terminate our joint development agreement and our license agreement relating to our Electrically Assisted Turbocharger and Electrically Driven Compressor technologies and products. In exchange, we have received from Honeywell $4,770,900 which represents the $8,500,000 settlement net of legal fees and creditor payments. We continue to use these net proceeds to fund the re-structuring of our business and to settle other outstanding debts.

2.
We plan to continue research and development of our Turbopac™ products with the objective of completing the necessary development work for commercialization of this product for the medium-duty truck and bus market by October 31, 2004. Over the next four months, we plan to spend approximately $70,000 per month in pursuing research and development in this area. This amount includes engineering payroll and purchasing and 60% of our overall monthly overhead.

3.
By October 31, 2004, we plan to complete development of production ready Turbopac™ units for 1.5 to 3.5-litre turbocharged diesel and gasoline engines for aftermarket sales. We plan to spend approximately $20,000 in completing our development of these products over the next six-month period.

4.
We plan to pursue negotiations with OEM's in the automobile industry for the incorporation of our Turbopac™ products into their product lines. Over the next twelve months, we plan to spend approximately $5,000 per month in product marketing costs.

5.
We plan to pursue resolution of the outstanding litigation against us, including resolution of the claims summarized in Item 1 of Part II of this Quarterly Report on Form 10-QSB. We plan to spend approximately $75,000 in litigation expenses over the next twelve months.

6.
We anticipate spending approximately $40,000 per month in administrative expenses over the next twelve months. We will maintain our head office and staff in our Carpinteria, California office until January 31, 2005, when our lease ends. We then plan on renegotiating a new lease for less space or moving to a smaller location.

We had cash and cash equivalents of $949,382 and a working capital deficit of $7,682,131 as at June 30, 2004. Our plan of operations calls for us to spend approximately $135,000 per month over the next twelve months. Accordingly, we only have sufficient working capital to pursue our stated plan of operations without additional financing for the next eight months. As discussed below in Item 4 of Part II of this Quarterly Report on Form 10-QSB, our stockholders approved an increase in our authorized capital to one billion shares of common stock at our 2004 annual meeting. As such, we will be pursuing additional sales of our common stock and share purchase warrants to raise any additional financing necessary for us to continue operations.

Currently, we have no arrangements in place for additional equity financing and there is no assurance that such financing will be obtained. We believe that conventional debt financing is not an option at this time due to risks associated with the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to carry out our plan of operations beyond the next eight months. If we achieve less financing than required to pursue our stated plan of operations, then we will be forced to reduce our research and development activities and our administrative overhead costs.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Total Income	$5,556	Nil	n/a	$11,112	Nil	n/a

Operating	($1,049,689)	($2,570,188)	(59%)	($1,741,802)	($3,854,350)	(55%)
Expenses

Net Income (Loss)	($1,044,133)	($2,570,188)	59%	($1,730,690)	($3,854,350)	55%
from Operations

The increase in our net income for the six months ended June 30, 2004 as compared to 2003 was primarily due to the proceeds we received pursuant to our settlement with Honeywell. Our continued net losses from operations reflect our continued operating expenses and our current inability to generate revenues.

Net Sales

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
License Fee	$5,556	Nil	n/a	$11,112	Nil	n/a

Our current revenues reflect the fact that our Turbopac™ products were in the development stage. During the three-months ended June 30, 2004, we sold a prototype for $14,400 which reduced our research and development expenses. During 2004, we anticipate completing additional sales of prototypes designed and manufactured pursuant to existing development agreements. These sales will not be significant in relation to our overall operating costs. We intend to earn revenues during fiscal 2004 through the licensing of our technology. We believe that we will not be able to generate any significant revenues from the licensing of Turbopac™ until we are successful in entering into a license and manufacturing arrangement with an automotive OEM. We anticipate that we will be able to generate sales of our Turbopac™ product in the aftermarket arena in 2004.

Costs of Sales

We did not have any costs of sales during the six months ended June 30, 2004 and June 30, 2003 due to the fact that we had no sales during this period. We did not engage in any manufacturing activity during the six months ended June 30, 2004 or the six months ended June 30, 2003. We anticipate that we will not undertake any manufacturing activities during 2004 other than manufacturing of prototypes for evaluation and demonstration purposes.

Operating Expenses

The primary components of our operating expenses are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Selling, General and	$262,579	$482,738	(46%)	($37,314)	$843,965	(104%)
Administrative Expenses

Research and	$257,865	$754,769	(66%)	$454,250	$1,755,983	(74%)
Development Expenses

Litigation Expense	$514,732	$1,266,168	(59%)	$1,295,840	$1,121,377	16%

Selling, General and Administrative Expenses

The decrease in our selling, general and administrative expenses was attributable to: (i) the suspension of our operations from the third quarter of 2003 to January 31, 2004, (ii) the streamlining of our operations, (iii) reductions in our staff, and (iv) adjustments to the recorded liability for the authorized capital deficiency discussed below under "Liabilities". General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that our products are not being commercially sold at present.

Research and Development Expenses

For the three months ended June 30, 2004 our research and development costs were reduced by $14,400 for the sale of a prototype. The decrease in research and development costs for the three months ended June 30, 2004 was a result of management's strategic efforts to streamline our operations. The decrease in research and development costs for the six months ending June 30, 2004 was also attributable to the suspension of operations during our third quarter in 2003 to January 31, 2004 and the resumption of operations therafter on a smaller scale. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the three months ended June 30, 2004 are associated with the development of our Turbopac product.

Litigation Expenses

We recorded a recovery related to litigation in the amount of $6,375,000 for the three months ended March 31, 2004. The recovery was related to the Honeywell settlement during our first quarter in 2004. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and $911,000 owed to certain of our creditors and lien holders. We have received $4,770,940 net of legal fees and creditor liens from Honeywell. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of our Annual Report on Form 10-KSB filed with the SEC on May 17, 2004. The most significant component of our litigation expense was legal expenses attributable to our settlement with Honeywell. Litigation expenses during the balance of 2004 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja.

Stock Based Compensation

Stock based compensation for the six months ended June 30, 2004 decreased to $42,476 from $1,032,612 for the six months ended June 30, 2003, representing a decrease of $990,136 or approximately 96%. We did not significantly rely on stock based compensation during the six month period ended June 30, 2004 due to our receipt of funds from our settlement with Honeywell.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies."

FINANCIAL CONDITION

Cash and Working Capital

			Percentage
	At June 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$1,062,066	$30,985	3,328%
Current Liabilities	($8,744,197)	($14,722,549)	(41%)
Working Capital Deficit	($7,682,131)	($14,691,564)	(48%)

We had cash and cash equivalents of $949,382 as at June 30, 2004, compared with cash of $2,145 as at December 31, 2003. The reduction to our working capital deficit was primarily attributable to an increase in cash arising from the settlement of our claims against Honeywell, and a reduction in accounts payable, accrued liabilities, provisions for lawsuit settlements and loans payable as discussed below.

Liabilities

			Percentage
	At June 30, 2004	At December 31, 2003	Increase / (Decrease)
Provisions for Lawsuit	$6,048,541	$7,019,439	(14%)
Settlements
Accounts Payable	$2,134,843	$3,791,191	(44%)
Accrued Liabilities	$138,787	$3,068,259	(95%)
Short-Term Loans	$422,026	$767,578	(45%)

The decrease in accrued liabilities is primarily from the reversal of the liability for potentially diluted common shares. Prior to the annual shareholders meeting held on June 30, 2004, our potentially diluted common shares exceeded our authorized share capital and a $2,134,322 accrual was provided to account for potential share issues that could not previously have been settled due to the limited amount of authorized share capital. As described below, at our annual meeting the shareholders voted to increase our authorized capital to one billion shares of common stock. As a result, potentially diluted common shares do not presently exceed authorized capital and the corresponding liability has been reversed.

During 2004, we have continued to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at June 30, 2004 are unsecured, non-interest bearing advances of $259,478 that we anticipate will be converted into shares of our common stock and share purchase warrants. Also included is $162,548 in accounts payable that have been converted into a short-term loan, accruing interest at 7% per annum. The lender has agreed to accept payment in common stock. These loans have not been converted to date.

Cash Flows
	Six Months Ended June 30
	2004	2003
Net Cash from (used in) Operating Activities	$1,535,446	($1,900,059)
Net Cash from (used in) Investing Activities	($83,271)	Nil
Net Cash from (used in) Financing Activities	($504,938)	$1,775,820
Net Increase (decrease) in Cash During Period	947,237	($124,239)

The increase in cash from operating activities was due to the litigation recovery from settlement of the Honeywell claims.

The increase in cash used in investment activities is a result of the purchase of $87,371 in new equipment for the development of prototypes. In prior years, we have financed our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable.

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

We settled our litigation with Honeywell, which has provided us with sufficient working capital to continue our operations for the next eight months; however, we will require further financing to continue our business operations past this period. We anticipate that any future financing will be achieved by sales of additional shares of our common stock. Sales of additional shares of our common stock will result in significant dilution to our current stockholders.

We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing our products exceed our increased operating expenses. We base this, in part, on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $125,786,924 at June 30, 2004. We have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, and are subject to lawsuits brought against us by shareholders and other parties. Based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated audited financial statements included in Note 1 to our Annual Report on Form 10-KSB for the year ended

December 31, 2003, as filed with the SEC on May 17, 2004. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Stock Based Compensation

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No.44 "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25", and comply with the disclosure provisions of Statement of Financial Accounting Standards Board ("SFAS") No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation". Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as changes in the exercise price, result in variable accounting in accordance with FIN No. 44. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Revenue Recognition

Prior to the suspension of our operations, we recognized sales revenue upon shipment of product. We recognize license and royalty fees over the term of the license or royalty agreement. The proceeds from the sale of prototypes are recognized, upon shipment of the prototype, as a reduction of the research and development expense.

Research and Development

Research and development costs related to present and future products are charged to operations in the year incurred.

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that impact us.

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Martyn-Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

On May 20, 2004, Peter Hofbauer, one of our former officers, filed an action against us in the Santa Barbara Superior Court. The complaint alleges that we have failed to pay Mr. Hofbauer the sum of $369,265.88 pursuant to the terms of a purported settlement agreement, allegedly made for the purposes of settling amounts owed to Mr. Hofbauer for services rendered to us. Mr. Hofbauer is seeking: (i) damages for breach of contract in the amount of $296,088.71, (ii) prejudgment interest at a rate of 10% per annum from December 31, 2001, and (iii) attorney fees. On June 15, 2004, the court granted an order to issue a writ of attachment against us in the amount of $370,925 in order to secure Mr. Hofbauer's claim. We dispute Mr. Hofbauer's claims and have filed counterclaims seeking $518,977 for negligence committed by Mr. Hofbauer in the performance of his duties while acting as an officer of Turbodyne. We are currently in discussions with Mr. Hofbauer to settle his claim and our counterclaims.

We are also party to the legal proceedings described in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the SEC on May 17, 2004. The presence of lawsuits is one of the factors cited by our auditors as giving rise to substantial doubt as to our ability to continue as a going concern. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of that Annual Report, together with this disclosure.

ITEM 2.           CHANGES IN SECURITIES.

On July 2, 2004, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State increasing the number of authorized shares of our common stock, par value $0.001, from 150,000,000 shares to 1,000,000,000 shares. As described in Part II, Item 4 of this Quarterly Report on Form 10-QSB, this amendment was approved by our shareholders at our Annual Meeting of the Shareholders, held on June 30, 2004.

During the three months ended June 30, 2004, we completed the sale of the following securities that were not registered pursuant to the Securities Act.

On July 16, 2004, we completed the issue of 1,000,000 shares of our common stock pursuant to the conversion of 10,000 shares of our Series X Preferred Stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of the Shareholders was held on June 30, 2004.

The following proposals were adopted by the margins indicated in the table below:

1.
To elect Andrew Martyn-Smith as a Class I director and Randall Fox as a Class III director, to serve until the annual meeting to be held in 2007 and 2006, respectively, or until their successors have been elected and qualified.

2.	To increase the number of our authorized shares of common stock, par value $0.001 per share, from 150,000,000 shares to 1,000,000,000 shares.

3.	To approve our 2004 Stock Incentive Plan.

4.	To ratify the appointment of BDO Dunwoody, LLP as our independent auditors for the year ending December 31, 2004.

			NUMBER OF SHARES
					BROKER
				WITHHELD/	NON-
PROPOSAL		FOR	AGAINST	ABSTAINED	VOTES

Proposal 1	Election of
	Directors

	Andrew Martyn-Smith	55,679,476	5,600	4,733	0
	Randall Fox	55,646,601	6,600	26,608	10,000

Proposal 2	Increase of Authorized
	Capital	61,759,338	1,255,565	131,133	0

Proposal 3	Approval of 2004 Stock
	Incentive Plan	54,865,271	333,705	166,833	324,000

Proposal 4	Appointment of
	Auditors	55,683,501	1,975	4,333	0

The term of office of our sole Class II director, Eugene O'Hagan, will continue until his term expires at our 2005 annual general meeting or until his successor has been elected and qualified.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Registrant. (1)

3.2	Amended Bylaws of the Registrant. (1)

3.3	Certificate of Amendment to Articles of Incorporation, as filed by the Registrant with the Nevada Secretary of State (7)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State. (1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State. (2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

10.1	Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001. (3)

10.2	Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001. (3)

10.3	Licensing and Joint Development Agreement Between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. (1)

10.4	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc. (4)

10.5	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc. (4)

10.6	Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc. (5)

10.7	Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler. (6)

10.8	Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn-Smith. (6)

10.9	Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett. (6)

10.10	2004 Stock Incentive Plan. (6)

14.1	Code of Ethics. (5)

21.1	List of Subsidiaries. (5)

23.1	Consent of BDO Dunwoody LLP. (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
(2)	Filed with as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.

REPORTS ON FORM 8-K

During the quarterly period ended June 30, 2004, we filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

May 20, 2004	June 15, 2004	Disclosure of action entitled Hofbauer vs. Turbodyne Technologies, Inc., et al. filed with the Santa Barbara Superior Court.

The following Current Reports on Form 8-K were filed since the quarterly period ended June 30, 2004:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

July 2, 2004	July 9, 2004	Disclosure of increase to authorized capital and announcement of private placement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.

By:	/s/ Andrew Martyn-Smith
ANDREW MARTYN-SMITH
President, Chief Executive Officer
Chief Financial Officer and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

Date: August 13, 2004