Form 10QSB
period 2004-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2004-11-22
CIK 1022097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes  ☐  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 158,340,822 shares of common stock issued and outstanding as of November 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Financial Statements For the nine-month periods ended September 30, 2004 and 2003 (Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries Consolidated Financial Statements For the nine-month periods ended September 30, 2004 and 2003 (Unaudited – Expressed in US Dollars)

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited - Expressed in US Dollars)

	September 30	December 31
	2004	2003

Assets

Current
Cash	$27,552	$2,145
Prepaid expenses and other current assets	93,955	28,840

Total current assets	121,507	30,985

Property and equipment, at cost, less accumulated depreciation	138,652	110,867
Certificate of deposit (Note 4)	315,000	-

Total Assets	$575,159	$141,852

Liabilities and Capital Deficit

Liabilities

Current
Current portion of long-term debt (Note 3)	$6,360	$76,082
Accounts payable	2,003,501	3,791,191
Accrued liabilities (Note 2)	337,028	3,068,259
Provisions for lawsuit settlements	6,370,398	7,019,439
Loans payable	209,800	767,578

Total current liabilities	8,927,087	14,722,549

Long-term debt, less current maturities (Note 3)	28,584	-

Deferred revenue	369,282	385,950

Total liabilities	9,324,953	15,108,499

Capital Deficit
Share Capital (Note 2)
Authorized
1,000,000 preferred shares, par value $0.001
1,000,000,000 (150,000,000 – 2003) common
shares, par value $0.001
Issued
87,175 preferred shares in 2004 (2003 – 97,175)	87	97
153,842,997 common shares in 2004 (2003 –148,771,749)	153,843	148,772
Treasury stock, at cost (378,580 shares)	(1,907,612)	(1,907,612)
Additional paid-in capital	120,179,941	117,233,800
Accumulated other comprehensive income -
foreign exchange translation gain	35,119	35,119
Accumulated deficit	(127,211,172)	(130,476,823)

Total capital deficit	(8,749,794)	(14,966,647)

Total Liabilities and Capital Deficit	$575,159	$141,852

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited – Expressed in US Dollars)

	Three-month		Nine-month
	periods ended		periods ended
	September 30		September 30

	2004	2003	2004	2003

Revenue

Licensing fees	$5,556	$-	$16,668	$-

Expenses
Selling, general and administrative	571,400	353,140	534,086	1,197,105
Research and development	486,640	121,472	940,890	1,877,455
Litigation expense	353,586	202,430	1,649,425	1,323,807
Depreciation and amortization	29,133	66,513	58,159	199,538

Total expenses	1,440,759	743,555	3,182,560	4,597,905

Loss from operations	(1,435,203)	(743,555)	(3,165,892)	(4,597,905)

Other income (expenses)
Settlement of litigation (Note 4)	-	-	6,375,000	-
Interest expense, net	(1,466)	(4,920)	(6,698)	(4,920)
Interest income	5,372	-	13,203	-
Gain on sale of assets	7,049	-	6,678	-
Gain on settlement of term debt (Note 3)	-	-	43,360	3,415

Net Income (loss) for the period	$(1,424,248)	$(748,475)	$3,265,651	$(4,599,410)

Income (loss) per common share
Basic and diluted	$(0.01)	$(0.01)	$0.02	$(0.03)

Weighted average shares used for basic	150,856,769	144,662,976	149,471,829	134,657,530
income (loss) per share

Weighted average shares used for diluted	150,856,769	144,662,976	158,880,013	134,657,530
income (loss) per share

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Statements of Capital Deficit
(Unaudited – Expressed in US Dollars)

							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance, January 1, 2003	-	$-	115,620,517	$115,621	378,580	$(1,907,612)	$113,445,516	$35,119	$(123,592,106)	$(11,903,462)
Issuance of Series X preferred shares
(Note 2)	122,175	122	-	-	-	-	1,613,378	-	-	1,613,500
Exercise of stock options	-	-	10,294,000	10,294	-	-	567,026	-	-	577,320
Private placements of common stock	-	-	12,511,820	12,512	-	-	654,158	-	-	666,670
Issuance of stock for services	-	-	4,845,412	4,845	-	-	597,245	-	-	602,090
Issuance of stock for settlement of lawsuit	-	-	3,000,000	3,000	-	-	1,047,000	-	-	1,050,000
Conversion of preferred Series X shares	(25,000)	(25)	2,500,000	2,500	-	-	(2,475)	-	-	-
Issuance of stock options to non-
employees for services	-	-	-	-	-	-	1,130,526	-	-	1,130,526
Liability for settlement of equity instruments	-	-	-	-	-	-	(1,818,574)	-	-	(1,818,574)
Net loss for the year	-	-	-	-	-	-	-	-	(6,884,717)	(6,884,717)
Balance, December 31, 2003	97,175	97	148,771,749	148,772	378,580	(1,907,612)	117,233,800	35,119	(130,476,823)	(14,966,647)
Private placement of common stock (Note 2)	-	-	1,000,000	1,000	-	-	48,678	-	-	49,678
Liability for settlement of equity instruments	-	-	-	-	-	-	175,000	-	-	175,000
Reversal of liability for settlement of equity
instruments from prior periods	-	-	-	-	-	-	2,134,322	-	-	2,134,322
Exercise of stock options	-	-	325,000	325	-	-	15,675	-	-	16,000
Issuance of stock for settlement of debt (Note 2)	-	-	2,589,036	2,589	-	-	209,963	-	-	212,552
Issuance of stock for settlement of legal
action (Note 2)	-	-	157,212	157	-	-	10,848	-	-	11,005
Issuance of stock options to non-
employees for services (Note 2)	-	-	-	-	-	-	199,915	-	-	199,915
Issuance of stock options to employees	-	-	-	-	-	-	152,730	-	-	152,730
Conversion of Preferred Series X shares
(Note 2)	(10,000)	(10)	1,000,000	1,000	-	-	(990)	-	-	-
Net income (loss) for the period	-	-	-	-	-	-	-	-	3,265,651	3,265,651
Balance, September 30, 2004	87,175	$87	153,842,997	$153,843	378,580	$(1,907,612)	$120,179,941	$35,119	$(127,211,172)	$(8,749,794)

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited – Expressed in US Dollars)

For the nine-month periods ended September 30	2004	2003

Cash provided by (used in)

Operating activities
Net income (loss) for the period	$3,265,651	$(4,599,410)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Amortization of deferred licensing fees	(16,668)	(5,550)
Depreciation and amortization	58,159	199,538
Gain on settlement of debt	(43,360)	-
Gain on sale of asset	(6,678)	-
Recovery on lawsuit reserve from TST share sales (Note 4(a))	(23,345)	-
Stock option compensation	352,645	1,100,112
Stock issued for services	-	597,936
Stock issued for settlement of lawsuit	11,005	1,050,000
Liability in connection with settlement of equity instrument	(406,000)	(253,994)
Warrants to be issued (Note 2(e))	59,741	-
Extension of warrants (Note 2(e))	122,635	-

(Increase) decrease in assets
Prepaid expenses and other current assets	(65,115)	1,100
Increase (decrease) in liabilities
Accounts payable	(1,628,304)	384,418
Accrued liabilities and provisions for lawsuit settlements	(774,303)	(22,615)

	906,063	(1,548,465)
Financing activities
Net proceeds from term debts	34,944	7,500
Issuance of common stock and stock subscriptions	16,000	891,948
Proceeds from (Repayment) of loans payable	(504,612)	273,981
Deferred licensing fees	-	250,000

	(453,668)	1,423,429
Investing activity
Purchase of property and equipment	(123,137)	-
Sale of capital assets	11,149	-
Purchase of certificate of deposit	(315,000)	-

	(426,988)	-

Net increase (decrease) in cash	25,407	(125,036)

Cash, beginning of period	2,145	137,517

Cash, end of period	$27,552	$12,481

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$2,254	$4,920
Income taxes	$7,200	$-

Supplementary disclosure of non-cash investing and financing activities
Accounts payable transferred to loans payable	$159,386	$-
Stock option compensation	$352,645	$1,100,112
Stock issued for services	$-	$597,936
Stock issued for settlement of lawsuit (Note 2(b))	$11,005	$1,050,000
Stock issued for settlement of loans payable (Note 2b)	$212,552	$-
Preferred stock issued on settlement of accrued liabilities	$-	$1,613,500
Return of asset to settle term debt	$76,082	$-
Reduction in accounts payable as partial settlement of licensing fees	$-	$150,000
Liability in connection with settlement of equity instruments	$581,000	$1,392,897
Reversal of liability in connection with settlement of equity instrument	$2,134,322	$-

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

1.	Nature of Business and Ability to Continue as a Going Concern

Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net operating losses, has an accumulated deficit of $127,211,172 at September 30, 2004 and a total capital deficit of $8,749,794 at September 30, 2004. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. There is no guarantee that the Company will be able to continue to finance operations by this method.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

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

At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares. Prior to this increase in authorized capital, the Company's potentially diluted common shares exceeded the authorized shares. Immediately prior to the increase in authorized capital, the Company had recorded $2,134,322 (December 31, 2003 - $2,715,322) in accrued liabilities to account for the potential cash settlement of these financial instruments. As at June 30, 2004, the Company has reversed the $2,134,322 accrued liabilities since the potentially diluted common shares no longer exceeded authorized capital.

b)
During the nine months ended September 30, 2004, the Company issued a total of 5,071,248 shares of common stock, of which, 1,000,000 shares were issued in connection with private placements for net proceeds of $49,678, 325,000 shares were issued upon exercise of options with a weighted average exercise price of $0.05 for proceeds of $16,000, 2,589,036 shares were issued in settlement of loans payable totaling $212,552 (based on the trading price of the Company's common stock on the date the settlement agreements were entered into), and 157,212 shares were issued pursuant to settlement of a legal action in the amount of $11,005.

In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. During the quarter ended September 30, 2004, 10,000 Series X preferred shares were converted into 1,000,000 common shares. As at September 30, 2004, the 4,150,000 shares were still held in escrow and were included as issued and outstanding shares.

Subsequent to September 30, 2004, 332,500 shares were issued for payment of $26,600 in outstanding liabilities, and 22,458 shares were issued pursuant to settlement of a legal action.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

2.	Share Capital – Continued

	c)	Stock Options

The following summarizes information relating to stock options during 2004:

	Non-employees		Employees		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at
beginning of period	2,131,666	$0.15	2,048,000	$0.16	4,179,666	$0.15

Granted	1,525,000	$0.10	7,824,000	$0.10	9,349,000	$0.10
Exercised	(325,000)	$0.05	-	$-	(325,000)	$0.05
Outstanding at end of
period	3,331,666	$0.13	9,872,000	$0.11	13,203,666	$0.12
Options exercisable at
end of period	3,331,666	$0.13	9,872,000	$0.11	13,203,666	$0.12
Weighted average fair
value of options
granted during the
period	-	$0.13	-	$0.06	-	$0.08

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

Grant of Stock Options to Non-employees for Services

The Company has recorded $199,915 (2003 - $1,100,112) of compensation expense relating to stock options issued to non-employees for services rendered during the nine-month period ended September 30, 2004.

The per share weighted average fair value of stock options granted for the nine-month period ended September 30, 2004 was $0.13 (2003 - $0.08) on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004: expected dividend yield Nil%; expected volatility of 135%; risk-free interest rate of 3.38% and expected life equal to 5 years.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

2.	Share Capital – Continued

Grant of Stock Options to Employees for Services

The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25 compensation expense is recognized when the market price of the Company's common stock is in excess of the exercise price of the stock options granted to the Company's employees. Accordingly, no compensation cost in 2004 and 2003 has been recognized in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financing Accounting Standard ("SFAS") No. 123, the Company's net income (loss) per share would have been adjusted to the following pro forma amounts:

	For the	For the
	nine-month	nine-month
	period ended	period ended
	September 30	September 30
	2004	2003

Net income (loss), as reported	$3,388,286	$(4,599,410)
Add: Stock based employee compensation
expense included in reported net income (loss),
net of related tax effects	152,730
Deduct: Stock-based compensation expense
determined under fair-value based method
for all awards not included in net income (loss)	(475,591)	(85,240)

Pro-forma net income (loss)	$3,065,425	$(4,684,650)

Income (loss) per share:
Basic and diluted – as reported	$0.02	$(0.03)
Basic and diluted – pro-forma	$0.02	$(0.03)

The Company has recorded $152,730 of compensation expense relating to stock options issued to employees for services rendered during the period.

The per share weighted average fair value of stock options granted to employees during 2004 was $0.06, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2004: expected dividend yield Nil%; expected volatility of 135%; risk-free interest rate of 2.21%; and an expected life equal to 1 year.

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

September 30, 2004 and 2003

2.	Share Capital – Continued

	d)	Stock Purchase Warrants

At September 30, 2004, the Company had 16,084,922 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing.

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at January 1, 2004	21,634,809	$ 0.34

Expired	5,549,887	$ 0.39

Outstanding at September 30, 2004	16,084,922	$ 0.31

e)

Subsequent to September 30, 2004, in connection with financing completed during the period, the Company granted 1,000,000 warrants to an investor at $0.10 exercisable for a three-year term. The warrants were issued for services rendered to the Company during the nine-month period ended September 30, 2004, and were valued at $59,741 using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004: expected dividend yield Nil%; expected volatility of 135%; risk-free interest rate of 2.80% and expected life equal to 3 years. The full amount of the value recorded for the warrants was included in accrued liabilities at September 30, 2004.

Subsequent to September 30, 2004, the Company extended the term for 3,564,273 warrants outstanding by one year previously expiring as follows:

Exercise Price	Number	Expiration Date
$ 0.12	1,100,000	April 11, 2006
$ 0.22	464,273	July 2, 2005
$ 0.22	2,000,000	June 24, 2005
	3,564,273

The warrants were extended for a financing fee provided to the Company in prior periods and were valued at $122,635 using the Black-Scholes option-pricing model with the following assumptions in 2004: expected dividend yield Nil%; expected volatility of 117%; risk-free interest rate of 2.18% and an expected life of one year. The full amount of the value was recorded for the warrants was included in accrued liabilities as at September 30, 2004.

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

3.	Term Debt

During 2004, the Company returned an asset that was not in use as a settlement of outstanding term debt and recorded a gain on the debt settlement of $43,360

During the quarter ended September 30, 2003, the Company entered into a loan agreement collateralized by an automobile with a bank for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly, and the last payment is due August 4, 2009.

Principal repayments for the term of the loan are as follows:

2005	$6,360
2006	6,796
2007	7,261
2008	7,758
2009	6,769

$34,944

4.	Commitments and Contingencies

The Company is party to various legal claims and lawsuits that have arisen in the normal course of business. Other, than as discussed below, there have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

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

iii)
Agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

4.	Commitments and Contingencies – Continued

iv)
Agreed that proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. As of September 30, 2004, 147,000 shares issued in connection with the TST settlement had been sold which has reduced the provision for lawsuit settlement by $23,245

At September 30, 2004, the Company has included $4,982,813 (December 31, 2003 - $4,803,000) in regard to this matter in provision for lawsuit settlements and accrued liabilities. The Company has recorded the accrued liability related to the share issuances discussed above based on the market value of the shares at the date the settlement and release agreement was signed. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

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

		iii)	an order that the Company is liable for all of the previous debts of Pacific Baja totalling approximately $7,000,000; and

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

4.	Commitments and Contingencies – Continued

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

Turbodyne Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited – Expressed in US Dollars)

September 30, 2004 and 2003

4.	Commitments and Contingencies – Continued

d)

On May 20, 2004, one of the Company’s former officers, filed a motion against the Company alleging that the Company failed to pay him the sum of $369,266 pursuant to the terms of a purported settlement agreement, allegedly made for the purposes of settling amounts owed to the former officer for services to the Company. On August 3, 2004 a writ of attachment was applied to the Company’s Certificate of Deposit for $315,000. On October 25, 2004 the former officer and the Company signed and filed with the court a Stipulation re: Settlement and Order. The stipulation ordered the Company to deliver 4,000,000 shares of common stock without restrictions to be used by the former officer to raise funds to settle amounts owed to him by the Company. As funds are raised to settle amounts owed, writs will be reversed from the Certificate of Deposit. If the funds raised are not adequate to settle amounts owed, the Company will be obligated to issue further shares to the former officer in order to settle amounts owed.

Subsequent to September 30, 2004, the Company issued the 4,000,000 shares.

	e)	Other

The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains statements that constitute "forward-looking statements". The words "expect," "estimate," "anticipate," "project," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and that of our officers or directors with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. You are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Quarterly Report on Form 10-QSB. You should carefully review the cautionary statements and risk factors contained in this and other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

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

Our business strategy is to license our technology to original equipment manufacturers ("OEM's") in the automotive industry, allowing them to incorporate our technology into their own product lines in exchange for royalties or other similar licensing fees. We have also developed products suitable for direct sale to the retrofit and performance enhancement market segments.

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

2.
We plan to continue research and development of our Turbopac™ products with the objective of completing the necessary development work for commercialization of this product for the medium-duty truck and bus market. Over the next three months, we plan to spend approximately $20,000 per month in continued research and development in this area. This amount includes engineering payroll and purchasing and 60% of our overall monthly overhead.

3.
In October, 2004 we completed development of production ready Turbopac™ units for 1 to 3 litre turbocharged diesel and gasoline engines for aftermarket sales. We unveiled our aftermarket Turbopac™ products at the SEMA (Special Equipment Manufacturers Association) convention in Las Vegas on November 2, 2004. We intend to launch a new "E" Commerce website for sales of the Turbopac™ products during the next three months.

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

We had cash and cash equivalents of $27,552 and a working capital deficit of $8,805,580 as at September 30, 2004. Our plan of operations calls for us to spend approximately $135,000 per month over the next twelve months. Accordingly, we do not have sufficient working capital to continue operating without additional working capital. Our stockholders approved an increase in our authorized capital to one billion shares of common stock at our 2004 annual meeting. As such, we are actively pursuing additional sales of our common stock and share purchase warrants to raise any additional financing necessary for us to continue our operations.

We are actively pursuing independent financing. We believe that conventional debt financing is not an option at this time due to risks associated with the current stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to carry out our plan of operations. If we achieve less financing than required to pursue our stated plan of operations, we will be forced to reduce our research and development activities and our administrative overhead costs.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30

			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)

Total Income	$5,556	Nil	n/a	$16,668	Nil	n/a

Operating Expenses	($1,440,759)	($743,555)	94%	($3,182,560)	($4,597,905)	(31%)

Net Income (Loss) from Operations	($1,435,203)	($743,555)	93%	($3,165,892)	($4,597,905)	(31%)

Total Net Income (Loss)	($1,424,248)	($748,475)	90%	$3,265,651	($4,599,410)	171%

The increase in the net loss for the third quarter ended September 30, 2004 is primarily due to the suspension of our operations from the third quarter of 2003 to January 31, 2004. The increase in our net income for the nine months ended September 30, 2004 as compared to 2003 was primarily due to the proceeds we received pursuant to our settlement with Honeywell. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues.

Net Sales

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
License Fee	$5,556	Nil	n/a	$16,668	Nil	n/a

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

Costs of Sales

We did not have any costs of sales during the nine months ended September 30, 2004 and September 30, 2003 due to the fact that we had no sales during this period. We did not engage in any manufacturing activity during the nine months ended September 30, 2004 or the nine months ended September 30, 2003. We anticipate that we will not undertake any manufacturing activities during 2004 other than manufacturing of prototypes for evaluation and demonstration purposes.

Operating Expenses

The primary components of our operating expenses are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Selling, General and	571,400	353,140	62%	534,086	1,197,105	(55%)
Administrative Expenses

Research and	486,640	121,472	301%	940,890	1,877,455	(50%)
Development Expenses

Litigation Expense	353,585	202,430	75%	1,649,425	1,323,807	25%

Selling, General and Administrative Expenses

The increase in the selling, general and administrative expenses for the third quarter ended September 30, 2004 is primarily due to the suspension of our operations from the third quarter of 2003 to January 31, 2004. The decrease in our selling, general and administrative expenses for the nine months ended September 30, 2004 was attributable to: (i) the suspension of our operations from the third quarter of 2003 to January 31, 2004, (ii) the streamlining of our operations, (iii) reductions in our staff, and (iv) adjustments to the recorded liability for the authorized capital deficiency discussed below under "Liabilities". General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that our products are not being commercially sold at present.

Research and Development Expenses

The increase in research and development costs for the three months ended September 30, 2004 was primarily due to the suspension of our operations from the third quarter of 2003 to January 31, 2004. The decrease in research and development costs for the nine months ending September 30, 2004 was primarily due to the streamlining of our operations and reductions in our staff. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the three months ended September 30, 2004 are associated with the development of our Turbopac product.

Litigation Expenses

We recorded in non-operating expenses, a recovery related to litigation in the amount of $6,375,000 for the three months ended March 31, 2004. The recovery was related to the Honeywell settlement during our first quarter in 2004. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and $911,000 owed to certain of our creditors and lien holders. We have received $4,770,940 net of legal fees and creditor liens from Honeywell. Our litigation expenses are attributable to our involvement in the legal proceedings described in Item 3 of Part I of our Annual Report on Form 10-KSB filed with the SEC on May 17, 2004. The most significant component of our litigation expense was legal expenses attributable to our settlement with Honeywell. Litigation expenses during the balance of 2004 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja.

Stock Based Compensation

Stock based compensation for the nine months ended September 30, 2004 decreased to $352,645 from $1,100,112 for the nine months ended September 30, 2003, representing a decrease of $913,512 or approximately 83%. We did not significantly rely on stock based compensation during the nine month period ended September 30, 2004 due to our receipt of funds from our settlement with Honeywell.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

FINANCIAL CONDITION

Cash and Working Capital
			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$121,507	$30,985	292%
Current Liabilities	($8,927,087)	($14,722,549)	(39%)
Working Capital Deficit	($8,805,580)	($14,691,564)	(40%)

We had cash and cash equivalents of $27,552 as at September 30, 2004, compared with cash of $2,145 as at December 31, 2003. The cash and cash equivalents decreased in the three months ended September 30, 2004 due to a $315,000 lien against certain of our bank accounts by a former officer. This is discussed below under "Legal Proceedings". The reduction to our working capital deficit was primarily attributable to an increase in cash arising from the settlement of our claims against Honeywell, and a reduction in accounts payable, accrued liabilities, provisions for lawsuit settlements and loans payable as discussed below.

Liabilities
			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Provisions for Lawsuit	$6,370,398	$7,019,439	(9%)
Settlements
Accounts Payable	$2,003,501	$3,791,259	(47%)
Accrued Liabilities	$337,028	$3,068,259	(89%)
Short-Term Loans	$209,800	$767,578	(73%)

The decrease in accrued liabilities is primarily from the reversal of the liability for potentially diluted common shares. Prior to the annual shareholders meeting held on September 30, 2004, our potentially diluted common shares exceeded our authorized share capital and a $2,134,322 accrual was provided to account for potential share issues that could not previously have been settled due to the limited amount of authorized share capital. At our annual meeting the shareholders voted to increase our authorized capital to one billion shares of common stock. As a result, potentially diluted common shares do not presently exceed authorized capital and the corresponding liability has been reversed.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at September 30, 2004 are unsecured, non-interest bearing advances of $209,800 that we anticipate will be converted into shares of our common stock and share purchase warrants.

Cash Flows

	Nine Months Ended September 30
	2004	2003
Net Cash from (used in) Operating Activities	$906,063	($1,612,823)
Net Cash from (used in) Investing Activities	($426,988)	($16,443)
Net Cash from (used in) Financing Activities	($453,668)	$1,648,329
Net Increase (decrease) in Cash During Period	$25,407	$19,063

The increase in cash from operating activities was due to the litigation recovery from settlement of the Honeywell claims.

The increase in cash used in investment activities is primarily as a result of the purchase of $123,137 in new equipment for the development and demonstration of prototypes. In prior years, we have financed our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable.

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

We will require further financing to continue our business operations past September 30, 2004. We anticipate that any future financing will be achieved by sales of additional shares of our common stock or independent financing. Sales of additional shares of our common stock will result in significant dilution to our current stockholders.

We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing our products exceed our increased operating expenses. We base this, in part, on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $127,211,172 at September 30, 2004. We have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, and are subject to lawsuits brought against us by shareholders and other parties. Based on our projected cash flows for the ensuing year, we will be required to seek additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.

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

ITEM 3.             CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

Hofbauer Action

On May 20, 2004, an action entitled Hofbauer vs. Turbodyne Technologies, Inc., et al. (Case No. 1157661) (the "Hofbauer Action") was filed with the Santa Barbara Superior Court (the "Court"). The plaintiff in the Hofbauer Action, Peter Hofbauer, is a former officer of Turbodyne. Mr. Hofbauer alleged in his complaint that we failed to pay him the sum of $369,265.88 pursuant to the terms of a purported settlement agreement between Mr. Hofbauer and Turbodyne dated May 17, 2002, allegedly made for the purpose of settling amounts owed to Mr. Hofbauer for certain services provided to us by Mr. Hofbauer. On August 3, 2004, pursuant to a writ of attachment, Mr. Hofbauer attached certain of our bank accounts in the amount of $315,000 (the "Attached Funds").

We entered into a stipulation with Mr. Hofbauer to resolve and conclude the Hofbauer Action. The stipulation was filed with the Court on October 27, 2004. Pursuant to the terms of the court ordered stipulation:

  we agreed to transfer 4,000,000 unrestricted shares (the "Shares") of our common stock to Mr. Hofbauer.

  Mr. Hofbauer agreed to: (i) release $50,000 of the Attached Funds upon receipt of the Shares; (ii) sell the Shares through a publicly licensed broker at a rate of not more than 400,000 shares per week for no less than $0.04 per share until he receives net proceeds of $100,000, and at a rate of 200,000 shares per week for no less than $0.04 thereafter; (iii) release $25,000 of the Attached Funds upon realizing $50,000 from the sale of the Shares, and another $25,000 of the Attached Funds for each further $25,000 in net proceeds realized by Mr. Hofbauer on the sale of the Shares; (iv) continue selling Shares until he receives $296,088.71 plus interest of 10% per annum from January 15, 2004 (the "Claim Amount");

  if all Shares have been sold and the net proceeds do not fully satisfy the Claim Amount, we agreed to issue blocks of 500,000 additional shares to be sold by Mr. Hofbauer until his claim is fully satisfied; and

  if at the end of six months from the date of the stipulation, the Claim Amount has not been fully satisfied Mr. Hofbauer has the option of: (i) releasing the Attached Funds to us and keep and sell without restriction the unsold Shares, or (ii) satisfy the remaining balance from the Attached Funds.

Kramer Action

A former director of Turbodyne, Erwin Kramer (the "Plaintiff"), represented by his attorney Claus Schmidt, a former attorney of Turbodyne at the time of the alleged claim, filed a legal action in Germany against Turbodyne, our non-operating subsidiary Turbodyne Europe GmbH ("Turbodyne GmbH"), and ex-employees of Turbodyne GmbH, Peter Kitzinski and Marcus Kumbrick (collectively the "Defendants"), with the Landgericht Frankfurt court (the "German Court") in September, 2004. The Plaintiff claims damages of Euro 326,798 against the Defendants in respect of actions taken by the Defendants while employed with Turbodyne GmbH.

On September 9, 2004, the German Court, on a motion by the Defendants to the suit, dismissed the Plaintiff's claims against Peter Kitzinski and Marcus Kumbrick, and ordered that Turbodyne's patents in Munich be attached pending the resolution of the Plaintiff's claim against Turbodyne and Turbdodyne GmbH. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal.

We are also party to the legal proceedings described in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the SEC on May 17, 2004. The Annual Report on Form 10-KSB

includes disclosure of material developments to legal proceedings during the quarter ended March 31, 2004. The presence of lawsuits is one of the factors cited by our auditors as giving rise to substantial doubt as to our ability to continue as a going concern. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of that Annual Report, together with this disclosure.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2004, we completed the sale of the following securities that were not registered pursuant to the Securities Act:

On July 16, 2004, we completed the issuance of 1,000,000 shares of our common stock pursuant to the conversion of 10,000 shares of our Series X Preferred Stock. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that it did not involve a public offering, the recipient took the shares for investment purposes and not for resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by us in connection therewith.

On August 17, 2004, we issued 542,909 restricted shares of our common stock at a price of $0.09 per share to Mr. Kenneth Fitzpatrick in settlement of $48,862 owed to Mr. Fitzpatrick. The issuance was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. No commissions or fees were paid in connection with the transaction.

On August 31, 2004, we completed the issuance of 2,046,127 restricted shares of our common stock at a price of $0.08 per share to Mr. John King in payment of a $163,690 Note Payable. The issuance was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. No commissions or fees were paid in connection with the transaction.

We completed the issuance of: (i) 1,000,000 shares of our common stock at a price of $0.495 per share on September 17, 2004, and (ii) 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share on October 19, 2004, to an accredited investor. The shares and warrants were issued as part of a private offering that was completed in July, 2003. The securities subscribed for by the accredited investor remained unissued due to our insufficient authorized capital at the time. The issuance was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. No commissions or fees were paid in connection with the offering.

In October, 2004, we completed the issuance of 179,670 shares of our common stock to Mr. Charles Caverno pursuant to a court ordered settlement. The issuance was completed pursuant to Section 3(a)(10) of the Securities Act.

On November 6, 2004, we completed the issuance of 4,000,000 unrestricted shares of our common stock to Mr. Peter Hofbauer pursuant to a court ordered settlement. The issuance was completed pursuant to Section 3(a)(10) of the Securities Act.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.             OTHER INFORMATION.

Appointment of Secretary

On November 9, 2004, Marsha Chandler resigned as our secretary and was replaced by Debi Kokinos. Ms. Kokinos is a licensed California certified public accountant and has provided accounting services to us since July, 2003.

Settlement of Hofbauer Action

We entered into a stipulation with Mr. Hofbauer to resolve and conclude the Hofbauer Action. The stipulation was filed with the Court on October 27, 2004. Pursuant to the terms of the court ordered stipulation:

  we agreed to transfer 4,000,000 unrestricted shares of our common stock to Mr. Hofbauer.

  Mr. Hofbauer agreed to: (i) release $50,000 of the Attached Funds upon receipt of the Shares; (ii) sell the Shares through a publicly licensed broker at a rate of not more than 400,000 shares per week for no less than $0.04 per share until he receives net proceeds of $100,000, and at a rate of 200,000 shares per week for no less than $0.04 thereafter; (iii) release $25,000 of the Attached Funds upon realizing $50,000 from the sale of the Shares, and another $25,000 of the Attached Funds for each further $25,000 in net proceeds realized by Mr. Hofbauer on the sale of the Shares; (iv) continue selling Shares until he receives $296,088.71 plus interest of 10% per annum from January 15, 2004;

  if all Shares have been sold and the net proceeds do not fully satisfy the Claim Amount, we agreed to issue blocks of 500,000 additional shares to be sold by Mr. Hofbauer until his claim is fully satisfied;and if at the end of six months from the date of the stipulation, the Claim Amount has not been fully satisfied Mr. Hofbauer has the option of: (i) releasing the Attached Funds to us and keep and sell without restriction the unsold Shares, or (ii) satisfy the remaining balance from the Attached Funds.

See "Item 1. Legal Proceedings", above.

ITEM 6.             EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Turbodyne Technologies Inc. (the "Registrant"). (1)

3.2	Amended Bylaws of the Registrant.(1)

3.3	Certificate of Amendment to Articles of Incorporation, as filed by the Registrant with the Nevada Secretary of State. (7)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State.(1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State. (2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

4.4	Promissory Note between Turbodyne Sytems, Inc. and John King dated February 23, 2004.

10.1	Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001. (3)

10.2	Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001. (3)

10.3	Licensing and Joint Development Agreement Between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd.(1)

10.4	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc. (4)

10.5	Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc. (4)

10.6	Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc. (5)

10.7	Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler. (6)

10.8	Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn- Smith. (6)

10.9	Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett. (6)

10.10	2004 Stock Incentive Plan. (6)

10.11	Consulting Agreement dated October 4, 2004 between the Registrant and Marsha Chandler.

10.12	Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer.

10.13	Settlement and Release Agreement dated September 14, 2004 among the Registrant and John King.

14.1	Code of Ethics. (5)

21.1	List of Subsidiaries. (5)

23.1	Consent of BDO Dunwoody LLP. (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
(2)	Filed with as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBODYNE TECHNOLOGIES, INC.

By:	/s/ Andrew Martyn-Smith
ANDREW MARTYN-SMITH
President, Chief Executive Officer
Chief Financial Officer and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

Date: November 18, 2004