Form 10KSB
period 2004-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2006-07-07
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended DECEMBER 31, 2004

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-21391
                        ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                95-4699061
----------------------------------------              -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

2848 SIOUX
VENTURA, CA                                           93001
----------------------------------------              -------------------
(Address of principal executive offices)              (Zip Code)

(805) 201-3133
----------------------------------------
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                               VALUE $0.001
                                                               -----------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $22,224
                                                         -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ 0.01

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 320,559,444 SHARES OF COMMON STOCK AS OF JUNE 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] NO [X]

                          TURBODYNE TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.  Description Of Business...........................................    4

Item 2.  Description Of Property...........................................   15

Item 3.  Legal Proceedings.................................................   15

Item 4.  Submission Of Matters To A Vote Of Security Holders...............   19

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters..........   20

Item 6.  Management's Discussion And Analysis Or Plan Of Operation.........   22

Item 7.  Financial Statements..............................................   31

Item 8.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure..............................................   32

Item 8A. Controls and Procedures...........................................   32

PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons;
         Compliance With Section 16(a) Of The Exchange Act.................   33

Item 10. Executive Compensation............................................   37

Item 11. Security Ownership Of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................   40

Item 12. Certain Relationships And Related Transactions....................   42

Item 13. Exhibits And Reports On Form 8-K..................................   44

Item 14. Principal Accountant Fees and Services............................   46

Signatures ................................................................   47

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

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

GENERAL

We are filing this annual report for 2004 on Form 10-K late. Information contained herein is as of the end of 2004 and, in some instances, as of April or May 2005 or the latest practicable date for these items. Where appropriate the Company has supplied additional information to discuss subsequent events through 2005. This is particularly true with respect to Item 1 Business.

At the time this late-filed document was prepared, the person who had been Chief Executive Officer and Chief Financial Officer through most of this period was no longer with the Company. For the most part no prior corporate officers or Directors participated significantly in the preparation of this document. The non-financial portion of this document is a re-construction of events from records remaining with the Company after the departure of prior management and was prepared by new management with some assistance of prior employees and officers.

CORPORATE ORGANIZATION

We were incorporated under the laws of British Columbia, Canada in 1983. We reincorporated under the laws of the State of Delaware in 1998. We reincorporated under the laws of the State of Nevada in August 2002. See "Risk Factors - Possible Voidable Reincorporation".

In 2004 we had two wholly owned significant subsidiaries: Turbodyne Systems, Inc., a Nevada corporation, and Electronic Boosting Systems, Inc. We carried out our business operations in 2004 through Electronic Boosting Systems, Inc. We now intend to carry out our future business through the parent.

As used in this annual report, the terms "we", "us", "our", "Turbodyne" and "our Company" mean Turbodyne Technologies, Inc. and its subsidiaries, unless otherwise indicated.

INTRODUCTION

We are an engineering Company and have been engaged for over ten years in the design and development of forced-air induction (air-charging) technologies that improve the performance of gas and diesel internal combustion engines. Optimum performance of an internal combustion engine requires a proper ratio of fuel to air. Power available from the engine is reduced when a portion of the fuel is not used. In a wide range of gas and diesel engines additional air is needed to achieve an optimal result. Traditional engineered solutions for this problem use belts or exhaust gas (superchargers or turbochargers) to supply additional air to an engine. Turbodyne, instead, uses electric motors to blow air. Because an electric motor can be engaged more quickly, compared to the mechanical delays inherent in a belt or exhaust gas device, Turbodyne's products reduce this `turbolag' and otherwise adds to the effectiveness of gas and diesel engines used in automotive, heavy vehicle, marine, and other internal combustion installations.

Prior to 2004 Turbodyne pursued two major product technologies: (i) the Dynacharger(TM) and (ii) the Turbopac(TM). The Dynacharger(TM) combines an electric motor and a turbocharger into a single unit. The Turbopac(TM) is an electric Motor without a turbocharger that can be used on both turbocharged and non-turbocharged engines.

In 1999 Turbodyne entered into a license and joint development contract with Honeywell International Inc. ("Honeywell"). From 1999 to early 2004 we transferred intellectual property associated with our Dynacharger and Turbopac technologies to Honeywell. In 2004 the agreements with Honeywell were terminated pursuant to a settlement agreement. In accordance with the Terms of the Definitive Settlement Agreement Honeywell (Settlement Agreement) retained the intellectual property rights to the Dynacharger(TM) (with the exception of pre-existiNg licenses granted by Turbodyne) and Turbodyne retained all rights to the Turbopac(TM).

During 2004 Turbodyne was pursuing development of two Turbopac(TM) product lines. The Model 800 is intended fOr heavy-duty applications such as trucks and buses. The Model 801 is for smaller applications such as passenger vehicles.

RECENT CHANGES

2004

Prior to the 1999 Honeywell Agreement, Turbodyne developed proprietary technologies that became the basis for Honeywell's interest in our technology. For the period from 1999 to 2003 the Company's business centered on our agreement with Honeywell. During that period we had limited activity and from time to time suspended operations including a period of late 2003 to February 2004. Litigation commenced in 2001 between Honeywell and Turbodyne. In January 2004 we reached a global settlement agreement with Honeywell pursuant to which almost all arrangements with Honeywell were terminated. We received cash payments in January and February 2004, which enabled us to resume operations under a new business strategy limited to our Turbopac(TM) product line. Our rights to tHe Turbopac technology were returned to us as part of the Settlement Agreement. We also retained the rights to two Licenses of the Dynacharger that will return Royalties as our Licensees generate revenue. Turbodyne continues to pursue patents and other filings worldwide to protect our rights.

2005

Lack of funds caused the Company to again gradually curtail its operations until it ceased almost all activities in 2005. During that period it had no business operations, place of business and no employees. In September 2005, new management took control with the purpose of attempting to resurrect the Company's business and has been seeking financing for such purpose.
As of September 2, 2005 the Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement"). A majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("CONSULTING AGREEMENT") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events.

TURBODYNE'S OPPORTUNITIES

Turbodyne's management believes that the market demands for improved internal combustion engine performance will continue. While many factors contribute to demands for improved engine performance, we believe the key factors are:

      o a large share of the worldwide heavy diesel and smaller internal combustion engine market is being equipped with turbochargers. If the vehicles suffer from `turbolag' (delays inherent in their engine installation) then they can benefit from a Turbopac(TM),
      o an even higher share of both gasoline and diesel engines would be equipped with a turbocharger if their performance was not impacted by `turbolag'.
      o the auto and truck industry is continuing the pursuit of improved engine efficiency and fuel economy. These smaller engines are intended to reduce the cost, weight, size, and some emissions, but often have performance penalties. Turbochargers are one technique to retain `pep' in the vehicle, but `turbolag' is still a problem that the major manufacturers need to address.

These key factors create opportunities for Turbodyne both in the Original Equipment Manufacturer ("OEM") and post-purchase ("aftermarket") for our technology to overcome `turbolag' in vehicles. Our experience with prototype and testing installations includes trucks, buses, cars, and other specialized vehicles.

THE TURBODYNE PROPRIETARY TECHNOLOGY

The history of using exhaust gas or belt driven air blowers to enhance internal combustion engine performance has been used for approximately 100 years. In both the exhaust gas ("turbocharger") and belt or chain driven ("supercharger") air blowers the performance of the blower is directly related to the operating speed of the engine (such as `revolutions per minute'). The technologies were developed in airplane applications where the engine is usually run at a higher constant operating speed, and then moved on to other vehicle applications (most using turbochargers). In supercharger installations the energy losses at low engine operating speeds hinders performance. `Turbolag' occurs when the operator demand for a higher operating speed requires more air than the un-pressurized airstream of the air intake produces until the turbocharger increases the air intake pressure by blowing a higher volume of air into the engine. Until the operating speed of the engine increases turbochargers don't have power to blow substantially more air. For turbocharged engines, `turbolag', normally measured in seconds, limits the vehicle driver's anecdotal analysis of the power and performance of the vehicle.

The Turbopac(TM) uses a powerful electric motor, running off the vehicle electrical system, to blow useful amounTs of air into an engine during the period when the turbocharger does not have enough exhaust gas to blow all the air required for optimal engine acceleration performance. The improvement in `take-off' (initial acceleration) performance is perceptible to the vehicle driver, and thus improves the driver's anecdotal analysis of vehicle power and performance.

The Turbopac(TM) can either be applied in a multi-stage combination with an existing turbocharger or by itseLf ("standalone"). The Turbopac(TM) can be turned on and off by the external engine control system or other means. WhEn combined with a turbocharger the Turbopac(TM) supplies air to the engine until the turbocharger's performance meeTs engine air needs; when standalone the Turbopac(TM) supplies air for brief periods during acceleration.

PLAN OF OPERATIONS

Initially in 2004 when the Company resumed operations our strategy was to complete commercial development of our two Turbopac(TM) products and to enter into licensing agreements with OEM's in the automotive industry. Later In 2004, we determined that selling the Turbopac(TM) products in the aftermarket would bring in needed cash flow moRe quickly. We did not complete either objective while we had funds. During 2004 we also sought to settle outstanding obligations against us.

After resumption of our business in 2005 under new management we determined to follow the plan set forth below, not necessarily in the order listed, dependent upon the ability to obtain sufficient working capital.

      1. We continue research and development of our Turbopac(TM) products for further improvements with tHe objective of completing the necessary development work to make the product more attractive in the market.

      2. Continuing plans to complete development of production ready Turbopac(TM) units for 1.5 to 3.5-litRe turbocharged diesel and gasoline engines for aftermarket sales. Engineering work is continuing on controller, motor, and product features.

      3. Along with aftermarket sales, pursue negotiations with OEM's in the automobile industry for the incorporation of our Turbopac(TM) products into their product lines.

      4. Pursue further resolution of outstanding indebtedness and the outstanding litigation against us, including resolution of the claims summarized.

      5. We are pursuing additional financing possibilities necessary for us to continue operations. There is no assurance that such financing will be obtained. We believe that conventional debt financing is not an option at this time due to risks associated with the development stage of our products, our lack of revenues and the litigation to which we are party. Based on these risks, there is no assurance that we will be able to carry out our plan of operations. If we achieve less financing than required to pursue our stated plan of operations, then we will be forced to reduce our research and development activities and our administrative overhead costs.

INTELLECTUAL PROPERTY

We now have a total of 28 patents and applications. The most significant patent and applications are for the use of large scale motor for compressed air systems for internal combustion engines and several patents relating to high speed motors [in a heat sensitive environment]. We also received a license from Honeywell for certain Dynocharger patents involving technology overlapping both the Dynacharger and the Turbopac(TM). We also own tHe trademark for Turbopac. The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

The Company has issued Licenses covering some intellectual property that will return Royalties as our Licenses generate revenues.

PROPRIETARY INFORMATION AGREEMENTS

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

RESEARCH AND DEVELOPMENT

We incurred research and development costs in the amount of $1,246,128 during our fiscal year end December 31, 2004, compared to research and development costs in the amount of $1,953,137 during our fiscal year ended December 31, 2003. These expenditures included amounts for research and development with the objective of bringing Turbopac(TM) into full-scale commercial production.

GOVERNMENT REGULATION

In the United States, emissions standards for diesel and gasoline engines are imposed by the Environmental Protection Agency ("EPA") and other regulatory agencies, including the California Air Resources Board. In Europe, the Euro 4 emissions standards will come into effect in 2005. The presence of these government regulations has the potential to create demand for our products as our products are designed to increase engine performance with resulting reductions in emissions.
We must continue to design and develop products that help mitigate failures to meet worldwide vehicle emissions standards that are imposed by regulatory agencies. Testing to ensure our products help meet these government regulations will be an integral component of our research and development expense on new products.

EMPLOYEES

As of December 31, 2004 we had approximately six full-time equivalent employees and consultants. By May 2005 this number had reduced. As of April 2006 we have no full-time employees but several consultants which devote significant time to the Company's affairs.

RISK FACTORS

We face the following material risks in executing our business plan and achieving revenues. We also face the risks identified elsewhere in this Annual Report on Form 10-KSB, including those risks identified under "Item 3 - Legal Proceedings" and "Item 6 - Management Discussion and Analysis or Plan of Operations". If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to commence business operations as a going concern.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net income (loss) of $2,909,740 and ($6,884,717) for the fiscal years ended December 2004 and 2003 respectively. All our income for 2004 was attributable to the Honeywell settlement. We have derived negligible revenue from operations. We suffered net losses in recent years resulting in an accumulated deficit of $127,567,083 at December 31, 2004. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2004.

FINANCIAL HISTORY PROBLEMS

We anticipate difficulties arising from our adverse financial history. These include substantial payables that must be paid or settled, damaged relationships and adverse publicity, and interrupted contracts. There is no assurance that we can overcome these difficulties.

VOIDABLE REINCORPORATION

It is possible that our reincorporation from Delaware to Nevada may be voidable under Delaware law. Because of the similarity of the laws of the two states we do not believe we will suffer substantial adverse consequences. However we may suffer adverse consequences in such event. Moreover, in the process of correcting any failure to have properly reincorporated, we may incur expenditures unrelated to operations.

COMPANY REQUIRES ADDITIONAL FUNDING

If we do not obtain sufficient funds from a private financing presently being conducted we may not be able to continue in business. We may not be able to obtain any such additional financing on favorable terms, if at all.

THE COMPANY WILL BE DEPENDENT ON THIRD PARTIES FOR THE PRODUCTION OF ITS PRODUCT

The Company will utilize unaffiliated third parties to assemble its products and manufacture its components. The Company believes there are numerous manufacturers available to satisfy anticipated requirements. The inability to enter into arrangements with manufacturers would prevent or limit the Company's future sales. Moreover, subsequent failures or termination of a manufacturer could result in our inability to deliver adequate quantities of product on a timely and competitive basis. Further, the inability to obtain favorable pricing terms from third parties could effect our competitive situation and our profit margins.

POTENTIAL PRODUCT LIABILITY

The Company faces substantial potential product liability in connection with the sale and use of its products. It intends to take significant protective steps, including a vigorous quality assurance program and the purchase of product liability insurance. There can be no assurance that any insurance obtained will be sufficient to cover potential claims or that coverage will be available at a reasonable cost. A partially or completely uninsured successful claim against the Company could have a material adverse effect on the Company.

WE HAVE NO CURRENT SALES AND MARKETING

We do not have dedicated sales and marketing professionals who are experienced in dealing with the relevant OEM markets. Company personnel and agents on a part-time basis perform sales and marketing functions along with other duties. If existing resources are insufficient for the OEM markets, then no revenues will be gained in a timely fashion.

INCREASED COMPLIANCE COSTS MAY BE A BURDEN

Pending actions by the PCAOB and the SEC may substantially increase compliance costs (commonly referred to as "Sarbanes-Oxley" costs) in the short term. If the Company fails to act because of a lack of funds then the ability of the Company to operate as a public traded firm could be materially impaired.

WE HAVE NO HISTORY OF PRODUCT SALES

None of our products have been commercially produced. Except for the limited sales of shop (or produced prototypes) products we have had no recent sales. We cannot assure you that products will be commercially developed in a timely manner or that sales will be commercially successful. The failure of sales will have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO HIRE AND RETAIN MANAGEMENT

There is no assurance that we will be able to obtain and retain a management team that is capable of implementing our business strategy successfully. If we do not obtain and retain qualified personnel, our ability to manage our business, achieve financing and to further develop our technology will be impaired with the result that our business will be adversely affected. In addition, our historical problems and financial position may make it more difficult to attract personnel.

OUR BUSINESS POTENTIAL WILL BE LIMITED IF ULTIMATE USERS DO NOT ACCEPT OUR PRODUCT LINE

We have a relatively new product and our success is dependent upon acceptance by ultimate users in our target markets. If we are unable to convince our target market of the advantages and viability of our technology, our market potential may be severely limited.

WE MAY EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TESTING PROGRAMS THAT MAY NOT RESULT IN ANY SALES

Although not now a priority in the Company's present plans, in the future a key component of our business strategy may involve entering into joint development agreements with automotive OEM's with the objective of having the OEM's incorporate our technology into the OEM's products. Developing relationships with OEM's involves lengthy periods of product development and performance evaluation. During this period, we may provide certain products or services free of charge or at a reduced rate. We also devote a significant amount of time and attention to pursuing these programs in an effort to obtain commercialization for products incorporating our technology. OEM's that we conduct joint development work with are under no obligation to purchase our products and after evaluation may determine not to incorporate any of our technology into their products. Accordingly, we may devote substantial time and resources to developing relationships and programs with OEM's that do not result in commercialization of products incorporating our technology.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE ENCOUNTER PROBLEMS AND DELAYS IN COMPLETING THE DEVELOPMENT OF OUR PRODUCTS

With the exception of limited commercial production of certain Turbopac(TM) models several years ago, producTs incorporating our technology are in the development stage. Historically, we have encountered delays in development due to design defects or changes in specifications and we may continue to experience delays. These delays could increase the cost of development of products incorporating our technology and affect the timing of commercialization. Our future revenues depend largely on sales of products incorporating our technology and delays in commercialization will impact on our financial condition and operating results. In addition, new products incorporating our technology may not receive market acceptance and may not be sold at a profit.

FUTURE REVENUES DEPEND ON OUR ABILITY TO OBTAIN AND ENFORCE PATENT PROTECTION FOR OUR TECHNOLOGY

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

We may incur substantial costs seeking to enforce our patent rights against infringement or unauthorized use. We are already aware of one or more infringements. Our trade secrets and proprietary know how are critical for us to achieve and maintain a competitive position. We cannot assure you that others may not independently develop similar or superior technologies or gain access to our trade secrets or know how.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO ACHIEVE SUCCESS

The automotive industries in which we compete are characterized by rapid and significant technological change. Our success depends on our ability to continually develop new technology and to refine products incorporating our original technology. We have been pursuing commercialization of our product lines. Due to delay and the rapid pace of technological innovation in the automotive industry, there is a risk that these products may be superseded by new technology and become obsolete.

Our products may not be commercially accepted or we may not be able to enhance existing products or develop new products. Future technological change may render one or more of our products obsolete or uneconomical. Our ability to continue to develop and market new and improved products that can achieve significant market acceptance will determine our future sales and profitability.

INTENSE COMPETITION

The business environment in which we operate is highly competitive. Most of our competitors and potential competitors may have greater financial, marketing, technological and other resources. We believe that no products technologically similar to TurbopacTM have been sold. Nevertheless we will face intense competition if we introduce our products commercially. We believe the effectiveness of our product may give us an advantage but there is no assurance competitors will not develop equal or superior product.

In addition, a relatively small number of OEM's hold a significant share of the automotive market and the determination of an OEM not to incorporate our products into its product line may force us to expend additional amounts to gain market share and/or significantly reduce our potential.

RISKS RELATING TO OUR MARKET

OUR STOCK IS A PENNY STOCK, THEREFORE SHAREHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK

Our common stock is traded on the OTC Bulletin Board and constitutes a penny stock under the Securities Exchange Act of 1934. Our common stock will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock.

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

ABSENCE OF DIVIDENDS

We have never paid cash dividends on the common stock and because of substantial deficit may not legally do so. Cash dividends are not expected to be paid on our common stock in the foreseeable future. Assuming we could eliminate the deficit, any future determination to declare or pay dividends will be at the discretion of the board of directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by the board of directors.

ITEM 2. DESCRIPTION OF PROPERTY.

During 2004 we maintained our corporate headquarters and our engineering, design and testing facilities in approximately 40,000 square feet of leased space located in Carpinteria, California. These premises were leased for a monthly rental of approximately $28,840 plus operating costs, including taxes, insurance and utilities for a term expired January 30, 2005. At December 31, 2004 the Company owed $77,252 in rent, which is included in accounts payable. In March 2005 the Company moved out of the premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

HONEYWELL INTERNATIONAL INC.

We entered into the Settlement Agreement with Honeywell effective January 23, 2004. The Settlement Agreement resolved disputes between us and Honeywell that were the subject of arbitration proceedings initiated by Honeywell in June 2001 (the "Arbitration") and federal litigation commenced by us against Honeywell in August 2001 (the "Federal Litigation"). Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to $2,125,000 of contingency legal fees, $60,000 of legal costs, $911,030 owed to certain of our creditors and lien holders. The Directors also elected to pay the following amounts directly from settlement proceeds: $633,070 owed to note holders and $1,290,000 in bonuses to officers and employees. We received $3,480,900 ($4,770,900 less $1,290,000) which is the full settlement amount less legal fees, creditor liens, note payments and settlement bonuses. The Settlement Agreement also includes mutual releases of our Company and Honeywell in favor of the other and certain indemnification agreements. No payments were required to be made by us to Honeywell pursuant to the Settlement Agreement.

PACIFIC BAJA LIQUIDATING TRUST

In September 1999, Pacific Baja Light Metals Corporation, our former wholly owned subsidiary, filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. ("Bankruptcy Proceeding")

In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja. The Trust sought:

1. the re-characterization of our advances to Pacific Baja as equity and the subordination of our unsecured claims against Pacific Baja;

2. the return of approximately $7,190,000 transferred by Pacific Baja to us as an alleged fraudulent transfer;

3. an order that we are liable for all of the debts of Pacific Baja totaling approximately $7,000,000;

4. damages and punitive damages against us and certain of our former officers and directors in excess of $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.

The Company vigorously contested the Complaint until April 22, 2005 when the Company settled the bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination of both. Additionally the Company assigned to the bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers liability insurance policies. The bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims.

The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

TST, INC.

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

We agreed on the terms of settlement with TST on October 4, 2001. Under the terms of the settlement agreement, we agreed to issue 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST and 2,000,000 shares of our common stock to TST.

The settlement provided for the immediate entry of judgment against us in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja. Any proceeds received by TST or Mr. Stein from the sale of the issued shares to be automatically applied as a credit against that amount of the judgment against us in favor of TST. At December 31, 2004, the Company has included $4,766,656 ($4,803,000 - 2003) in regard to this matter in provision for lawsuit settlements.

HOFBAUER ACTION

On May 20, 2004, an action entitled Hofbauer vs. Turbodyne Technologies, Inc., et al. (Case No. 1157661) (the "Hofbauer Action") was filed with the Santa Barbara Superior Court (the "Court"). Peter Hofbauer, a former officer of Turbodyne, alleged that we failed to pay him $369,266 pursuant to the terms of a purported settlement agreement dated May 17, 2002, made for the purpose of settling amounts owed to Mr. Hofbauer for services provided to us by Mr. Hofbauer. On August 3, 2004, pursuant to a writ of attachment, Mr. Hofbauer attached certain of our bank accounts in the amount of $315,000 (the "Attached Funds").

We entered into a stipulation filed with the Court on October 27, 2004 with Mr. Hofbauer to resolve and conclude the Hofbauer Action. Pursuant to the terms of the stipulation:

      - we issued 4,000,000 unrestricted shares (the "Shares") of our common stock to Mr. Hofbauer. The proceeds of the sale of this stock were applied against the agreed upon claim amount of approximately $300,000.

      - if at the end of six months from the date of the stipulation, the Claim Amount had not been fully satisfied Mr. Hofbauer had the option of: (i) releasing the Attached Funds to us and keep and sell without restriction the unsold Shares, or (ii) satisfy the remaining balance from the Attached Funds.

Subsequent to December 31, 2004, the unpaid amount of $210,496 was satisfied from the attached funds and we are awaiting the return of 1,400,000 shares of our common stock.

KRAMER ACTION

A former director of Turbodyne, Erwin Kramer (the "Plaintiff"), represented by his attorney Claus Schmidt, a former attorney of Turbodyne at the time of the alleged claim, filed a legal action in Germany against Turbodyne, our non-operating subsidiary Turbodyne Europe GmbH ("Turbodyne GmbH"), and ex-employees of Turbodyne GmbH, Peter Kitzinski and Marcus Kumbrick (collectively the "Defendants"), with the Regional Frankfurt court (the "German Court") in September, 2004. The Plaintiff claims damages of Euro 245,620 plus 5% interest per annum against the Defendants in respect of actions taken by the Defendants while employed with Turbodyne GmbH.

On September 9, 2004, the German Court, on a motion by the Defendants to the suit, dismissed the Plaintiff's claims against Peter Kitzinski and Marcus Kumbrick, and ordered that Turbodyne's patents in Munich be attached pending the resolution of the Plaintiff's claim against Turbodyne and Turbodyne GmbH. On June 13, 2005 the Court in Frankfurt dismissed the claim. The Plaintiff filed an appeal against this judgment with the Higher Regional Court in Frankfurt.

The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2004, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

FOLLOWING OUR SETTLEMENT WITH HONEYWELL, WE SETTLED SEVERAL ACTIONS AS DESCRIBED
BELOW:

We paid $506,408 to Heartland Financial Corporation ("Heartland") to settle the balance owing on an arbitration award against us in the amount of approximately $535,496 plus interest.

We paid $221,155 to Alain F. Lombard, one of our former consultants, representing the balance due on a stipulated judgment amount.

We paid $63,972 to Bowne of Los Angeles settling an outstanding fee for services (and costs, etc.).

We paid $80,000 to Gerhard Delf, one of our former officers, representing the balance due for compensation relating to his former position as chief executive officer.

We paid $39,495 to Wendell Anderson, one of our former officers, representing the balance due for compensation.

We paid $272,465 to Peter Kitzinski, one of our former officers, representing the balance due for compensation relating to his former position as General Manager of Turbodyne Europe GmbH.

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

2. To increase the number of authorized shares of common stock, par value $0.001 per share, of the Company from 150,000,000 shares to 1,000,000,000 shares.

3.    To approve our 2004 Stock Incentive Plan.

4. To ratify the appointment of BDO Dunwoody, LLP as our independent auditors for the year ending December 31, 2004. Subsequently, BDO Dunwoody LLP resigned on November 7, 2005.

-----------------------------------------------------------------------------------------
                                                      NUMBER OF SHARES

                                                                 WITHHELD/       BROKER
PROPOSAL                               FOR         AGAINST       ABSTAINED      NON-VOTES
-----------------------------------------------------------------------------------------
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

The term of office of our sole Class II director, Eugene O'Hagan, was to continue until his term expired at our 2005 annual general meeting or until his successor has been elected and qualified. Both he and Mr. Martyn-Smith subsequently resigned in 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, PRICE RANGE OF COMMON STOCK

Turbodyne's common shares are quoted on the OTC Bulletin Board under the symbol "TRBD.PK" and on the Berlin Stock Exchange under the symbol "TUD". Turbodyne's common stock was traded on the Pink Sheets under the symbol "TRBD" from April 2, 1999 to May 3, 2002 when trading commenced on the OTC Bulletin Board. The Company's shares are now listed in the "Pink Sheets".

The following table indicates the high and low bid prices of the common shares during the periods indicated:
                                                2003                2004
                                          ----------------    ----------------
                                           HIGH       LOW      HIGH       LOW
First Quarter                             $ 0.20    $ 0.08    $ 0.15    $ 0.07
Second Quarter                            $ 0.12    $ 0.06    $ 0.14    $ 0.06
Third Quarter                             $ 0.30    $ 0.04    $ 0.11    $ 0.03
Fourth Quarter                            $ 0.21    $ 0.08    $ 0.04    $ 0.01

The source of the 2003 high and low bid price information is the OTC Bulletin Board. The 2003 market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the 2004 high and low bid price is BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of January 31, 2006, there were approximately 418 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The description below only covers the year 2004.

During the twelve months ended December 31, 2004, we completed the sale of the following securities that were not registered pursuant to the Securities Act:

The Company issued 1,000,000 shares in connection with private placements for net proceeds of $49,678, in connection with the above-mentioned private placement, the Company issued 1,000,000 warrants which entitle the holder to purchase one common share at $0.10 for each warrant for a three-year period. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that it did not involve a public offering, the recipient took the shares for investment purposes and not for resale and we took appropriate measures to restrict transfer.

During 2004, the Company issued 332,500 shares to consultants in consideration for services. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that it did not involve a public offering, the recipient took the shares for investment purposes and not for resale and we took appropriate measures to restrict transfer.

On July 16, 2004, we completed the issuance of 1,000,000 shares of our common stock pursuant to the conversion of 10,000 shares of our Series X Preferred Stock. The issuance was completed pursuant to Section 3(9) of the Securities Act on the basis that it involved the exchange of one security of an issuer for another security of the issuer. No underwriters or agents were involved in the issuance and no consideration was paid by us in connection therewith.

On October 4, 2004, we completed the issuance of 179,670 shares of our common stock to Mr. Charles Caverno pursuant to a court ordered settlement. The Company took the position that the issuance was completed pursuant to Section 3(a)(10) of the Securities Act.

On November 6, 2004, we completed the issuance of 4,000,000 unrestricted shares of our common stock to Mr. Peter Hofbauer pursuant to a court ordered settlement. The issuance was completed pursuant to Section 3(a)(10) of the Securities Act.

On November 18, 2004, we completed the issuance of 3,500,000 shares of our common stock pursuant to the conversion of 35,000 shares of our Series X Preferred Stock. The issuance was completed pursuant to Section 3(9) of the Securities Act on the basis that it involved the exchange of one security of an issuer for another security of the issuer. No underwriters or agents were involved in the issuance and no consideration was paid by us in connection therewith.

The foregoing does not include options granted and/or exercised during 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2004 and results of operations for the two years ended December 31, 2004 and 2003 should be read in conjunction with the consolidated financial statements and related notes included in this annual report.

This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under Item I - Business.

We resumed our business operations on February 2, 2004, following settlement with Honeywell. We received a net amount from Honeywell of $4,770,900 which represents the $8,500,000 settlement net of legal fees and creditor payments. We used these net proceeds to fund resumption of our business and to settle some other outstanding debts and award payments to our management and employees.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

                              --------------------------------------------------
                                            Year Ended December 31
                              --------------------------------------------------
                                                                 Percentage
                                  2004            2003       Increase/(Decrease)

Total Revenue                   $22,224         $14,050            58.18%

Operating Expenses             $3,544,609      $6,879,365         (48.47%)

Net (Loss) From Operations    ($3,522,385)    ($6,865,315)        (48.69%)

Settlement of Litigation       $6,375,000         Nil               n/a

Other Income and Expenses        57,125         (19,402)          394.43%

Total Net Income (Loss)        $2,909,740     ($6,884,717)        142.26%

The increase in our net income for the year ended December 31, 2004 as compared to 2003 was due to the proceeds we received pursuant to our settlement with Honeywell. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues.

NET REVENUE

                              --------------------------------------------------
                                            Year Ended December 31
                              --------------------------------------------------
                                                                 Percentage
                                  2004            2003            Increase

License Fee                     $22,224          $14,050            58.18%

License fee revenue is recognized over the term of the license agreement. During 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2004 $22,224 of licensing fees was recognized as income. Our limited current receipts (not reflected as revenue) are derived for the most part from selling "shop" versions of our product and reflect the fact that our Turbopac(TM) products are In the development stage. During 2004, we sold two prototypes for $17,400, which reduced our research and development expenses. We believe that we will not be able to generate any significant revenues from Turbopac(TM) until we complete our production models and enter into a manufacturing arrangement. We are attempting to generate sales of our Turbopac(TM) product in the aftermarket arena in 2006.

COSTS OF SALES

We did not have any costs of sales in 2004 due to the fact that we had no sales during this period nor did we engage in any manufacturing activity during 2004 or 2003.

OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:

                              --------------------------------------------------
                                            Year Ended December 31
                              --------------------------------------------------
                                                                 Percentage
                                  2004            2003            Decrease

Selling, General and
Administrative Expenses          592,241        2,701,491         (78.08%)

Research and Development
Expenses                        1,246,128       1,953,137         (36.20%)

Litigation Expense              1,554,431       1,334,686         (16.46%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in our selling, general and administrative expenses for 2004, not withstanding that we had suspended operations for a significant portion of 2003, was attributable to: (i) the streamlining of our operations, (ii) reductions in our staff, and (iii) adjustments to the recorded liability for the authorized capital deficiency discussed below under "Liabilities". General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that our products are not being commercially sold at present. RESEARCH AND DEVELOPMENT The decrease in research and development costs in 2004 was a result of management's strategic efforts to streamline our operations. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2004 are associated with the development of our Turbopac product.

LITIGATION EXPENSE

The increase in litigation expense is primarily attributable to our payment of $1,290,000 bonuses out of the settlement of litigation with Honeywell. We also recorded an adjustment to management's estimate of provision for lawsuits of $391,970. The adjustment is due to additional information on outstanding litigation.

COMPENSATION EXPENSE

For 2004, our stock based compensation for consultants and employees decreased to $466,934 from $1,732,616 for 2003, representing a decrease of $1,265,682 or approximately 73%. In the fourth quarter of 2004 we increased our reliance on stock based compensation in order to fund our operations due to our limited ability to raise funds for these activities through sales of our equity securities or from revenues generated by operations. Stock based compensation was used primarily to fund our research and development activities and was higher during periods when cash was unavailable.

During 2004, we granted 2,857,500 options to purchase shares of our common stock to various consultants associated with legal and related matters that we deemed essential to our operations, compared to options to purchase 13,345,666 shares granted in 2003. As a result, we recognized $268,192 of non-employee compensation expense during the year ended December 31, 2004 compared to $1,130,526 during the year ended December 31, 2003. From time to time we may grant a significant number of options to purchase common stock to non-employees.

We recognize compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. Had we adopted the fair value method of accounting, our total stock-based compensation expense would have increased from $172,343 to $856,467 and our net income would have decreased from $2,909,740 or $0.02 per share, to $2,225,616, or $0.01 per share. This pro forma information is disclosed in further detail in our financial statements in the Summary of Significant Accounting Policies under the heading "Stock-Based Compensation".

NET INCOME

Our net income for the year ended December 31, 2004 increased to $2,909,740 from a net loss of $6,884,717 for the year ended December 31, 2003, representing an increase of $9,794,457 or 142.26%. The increase in our net income is primarily due to receipt of the Honeywell settlement in the amount of $6,375,000. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and $911,030 owed to certain of our creditors and lien holders. We received $4,770,940 net of legal fees and creditor liens from Honeywell. Our increase in net income was also due to a reduction in our overhead and administration costs in 2004 and our decision to suspend our operations from August 2003 to January 31, 2004.

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

FINANCIAL CONDITION

At the end of 2004 we had no cash reserves and by early 2005 we were compelled to suspend operations. Subsequent to September 2005 we received additional funds from equity raises. We require additional financing to complete our plans. During 2004 our available cash were amounts received from the Honeywell settlement.

CASH AND WORKING CAPITAL

                                                                   Percentage
                          At December 31,      At December 31,       Increase/
                                    2004                 2003       (Decrease)

Current Assets                   $51,670              $30,985              67%

Current Liabilities          ($8,680,295)        ($14,722,549)            (41%)

Working Capital Deficit      ($8,628,625)        ($14,691,564)            (41%)

The reduction to our working capital deficit was primarily attributable to an increase in cash arising from the settlement of our claims against Honeywell, and a reduction in accounts payable, accrued liabilities, provisions for lawsuit settlements and loans payable as discussed below.

LIABILITIES
                          At December 31,      At December 31,     Percentage
                                    2004                 2003        Decrease

Provisions for Lawsuit        $6,013,198           $7,019,439             (14%)
Settlements

Accounts Payable              $2,226,102           $3,791,191             (41%)

Accrued Liabilities             $285,935           $3,068,259             (91%)

Short-Term Loans                $148,600             $767,578             (81%)

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

Included in short-term loans at December 31, 2004 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                   --------------------------
                                                         At December 31,
                                                   --------------------------
                                                        2004             2003
                                                        ----             ----
Net Cash from (used in) Operating Activities        $776,832      ($1,710,010)

Net Cash from (used in) Investing Activities       ($351,988)              --

Net Cash from (used in) Financing Activities       ($425,374)      $1,574,638

Net Decrease in Cash During Period                     ($530)       ($135,372)
                                                   ==========================

CASH USED IN OPERATING ACTIVITIES

The increase in cash from operating activities was due to the litigation recovery from settlement of the Honeywell claims. There were no material revenues from sales.

CASH PROVIDED BY INVESTMENT ACTIVITIES

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

FINANCING REQUIREMENTS

After we commenced operations in 2004 with the Honeywell proceeds we focused our resources on research and development of our products incorporating our proprietary technology. As of December 31, 2004 we had minimal cash and working capital resources and ultimately curtailed and finally ceased operations in early 2005. We will require additional financing if we are to continue as a going concern and to finance our business operations. Our plan of operations calls for us to spend approximately $1,500,000 over the next twelve months plus the agreement of our creditors to the settlement of outstanding accounts payable and accrued liabilities or their agreement to forbear on collection of outstanding accounts payable and accrued liabilities. While we have obtained some financing in 2005 and early 2006 we need substantially more capital. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations which is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes.

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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $127,567,083 at December 31, 2004, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

STOCK BASED COMPENSATION

In December 2004, SFAS No. 123R, "Share-based Payment" was issued and replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value based model. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We continue to account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense.

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, as of December 31, 2004 $22,224 ($14,050 - 2003) of licensing fees were recognized as income.

LICENSES

Licenses are recorded at cost and were being amortized at $208,000 per year over their estimated useful life, which is estimated to be five years. At December 31, 2003, management determined that the licenses had been impaired and a $624,000 impairment provision was recorded in our financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. During the year ended December 31, 2004 sales of prototypes totaling $17,400 offset research and development costs.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, SFAS No. 123R, "Share-based Payment" was issued and replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value based model. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for no monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is considering the provisions of SFAS No. 153 and its effect on nonmonetary exchanges in the future.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets are accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation.

ITEM 7. FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended December 31, 2004 and 2003, including the following:

1. Report of Independent Registered Public Accounting Firm Vasquez and Company, LLC;

2.    Report of Independent Registered Public Accounting Firm BDO Dunwoody, LLP

3.    Consolidated Balance Sheets as at December 31, 2004 and December 31, 2003.

4. Consolidated Statements of Operations for the years ended December 31, 2004 and December 31, 2003.

5. Consolidated Statements of Capital Deficit for the years ended December 31, 2004 and December 31, 2003.

6. Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003.

7.    Summary of Significant Accounting Policies.

8.    Notes to the Consolidated Financial Statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        CONTENTS
--------------------------------------------------------------------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
VASQUEZ & COMPANY, LLP                                                       F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
BDO DUNWOODY, LLP                                                            F-4

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                          F-5

     Statements of Operations                                                F-6

     Statements of Capital Deficit                                           F-7

     Statements of Cash Flows                                                F-8

     Summary of Significant Accounting Policies                              F-9

     Notes to the Financial Statements                                      F-15

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Turbodyne Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, capital deficit, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $127,567,083 and a total capital deficit of $8,734,403 at December 31, 2004. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Los Angeles, California
January 16, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Turbodyne Technologies, Inc.

We have audited the Consolidated Balance Sheet of Turbodyne Technologies, Inc. and subsidiaries as at December 31, 2003 and the related Consolidated Statements of Operations, Capital Deficit and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in the second paragraph of Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $130,476,823 and a total capital deficit of $14,966,647 at December 31, 2003. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Chartered Accountants
Vancouver, Canada
April 6, 2004

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                                    2004             2003
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash                                                             $       1,615    $       2,145
     Prepaid expenses and other current assets                               50,055           28,840
                                                                      ------------------------------
          TOTAL CURRENT ASSETS                                               51,670           30,985

PROPERTY AND EQUIPMENT (NOTE 2)                                              45,002          110,867
CERTIFICATE OF DEPOSIT (NOTE 4, 13)                                         240,000               --
                                                                      ------------------------------
TOTAL ASSETS                                                          $     336,672    $     141,852
====================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Current portion of long-term debt (Note 3)                               6,460           76,082
     Accounts payable (Note 4)                                            2,226,102        3,791,191
     Accrued liabilities                                                    285,935        3,068,259
     Provision for lawsuit settlements (Notes 7, 11, 12, 13 and 14)       6,013,198        7,019,439
     Loans payable (Note 5)                                                 148,600          767,578
                                                                      ------------------------------
          TOTAL CURRENT LIABILITIES                                       8,680,295       14,722,549

LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 3)                             27,054               --

DEFERRED LICENSING FEE                                                      363,726          385,950
                                                                      ------------------------------
          TOTAL LIABILITIES                                               9,071,075       15,108,499
                                                                      ------------------------------
CAPITAL DEFICIT
     Share Capital (Note 9)
         Authorized
             1,000,000 preferred shares, par value $0.001
             1,000,000,000 (150,000,000 - 2003) common
             shares, par value $0.001
         Issued
             52,175 preferred shares in 2004 (2003-97,175)                       52               97
             160,157,955 common shares in 2004 (2003-148,771,749)           160,158          148,772
     Treasury stock, at cost (378,580 shares)                            (1,907,612)      (1,907,612)

     Additional paid-in capital                                         120,544,963      117,233,800

     Other comprehensive income -
         Foreign exchange translation gain                                   35,119           35,119
     Accumulated deficit                                               (127,567,083)    (130,476,823)
                                                                      ------------------------------
          TOTAL CAPITAL DEFICIT                                          (8,734,403)     (14,966,647)
                                                                      ------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                                 $     336,672    $     141,852
====================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31                                              2004              2003
---------------------------------------------------------------------------------------------------
LICENSING FEES                                                      $      22,224     $      14,050
                                                                    -------------------------------
EXPENSES
     Selling, general and administrative (Notes 7, 8 and 9)               592,241         2,701,491
     Research and developments costs (Notes 8 and 9)                    1,246,128         1,953,137
     Litigation expense (Notes 7, 11, 12, 13 and 14)                    1,554,431         1,334,686
     License impairment provision                                              --           624,000
     Depreciation and amortization                                        151,809           266,051
                                                                    -------------------------------
         TOTAL EXPENSES                                                 3,544,609         6,879,365
                                                                    -------------------------------
LOSS FROM OPERATIONS                                                   (3,522,385)       (6,865,315)

OTHER INCOME (EXPENSE)
     Settlement of litigation (Note 12)                                 6,375,000                --
     Interest expense                                                      (7,390)          (22,817)
     Interest Income                                                       14,477                --
     Gain on sale of assets                                                 6,678             3,415
     Gain on settlement of term debt (Note 3)                              43,360                --
                                                                    -------------------------------
NET INCOME (LOSS) FOR THE PERIOD                                    $   2,909,740     $  (6,884,717)
===================================================================================================
INCOME (LOSS) PER COMMON SHARE - BASIC                              $        0.02     $       (0.05)
===================================================================================================
INCOME (LOSS) PER COMMON SHARE - DILUTED                            $        0.02     $       (0.05)
===================================================================================================
WEIGHTED AVERAGE SHARES USED FOR BASIC INCOME (LOSS) PER SHARE        149,420,194       138,005,331
===================================================================================================
WEIGHTED AVERAGE SHARES USED FOR DILUTED INCOME (LOSS) PER SHARE      180,654,013       138,005,331
===================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                                       Preferred Stock           Common Stock                Treasury Stock
                                                 ------------------------------------------------------------------------------
                                                      Shares     Amount          Shares       Amount       Shares        Amount
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                                  --    $    --     115,620,517    $ 115,621      378,580   $(1,907,612)
Issuance of Series X preferred shares
(Note 9(e))                                          122,175        122              --           --           --            --
Exercise of stock options                                 --         --      10,294,000       10,294           --            --
Private placements of common stock                        --         --      12,511,820       12,512           --            --
Issuance of stock for services                            --         --       4,845,412        4,845           --            --
Issuance of stock for settlement of lawsuit               --         --       3,000,000        3,000           --            --
Conversion of preferred Series X shares              (25,000)       (25)      2,500,000        2,500           --            --
Issuance of stock options to non-employees
for services (Note 8)                                     --         --              --           --           --            --
Liability for settlement of equity instruments            --         --              --           --           --            --
Net loss for the year                                     --         --              --           --           --            --
                                                 ------------------------------------------------------------------------------
Balance, December 31, 2003                            97,175         97     148,771,749      148,772      378,580    (1,907,612)
Private placement of common stock (Note 9 (d))            --         --       1,000,000        1,000           --            --
Reversal of liability for settlement of equity
instruments from prior periods (Note 9 (a))               --         --              --           --           --            --
Exercise of stock options (Note 9 (d))                    --         --       2,935,000        2,935           --            --
Issuance of stock for services (Note 9 (b))               --         --         332,500          332           --            --
Issuance of stock for settlement of debt
(Note 9 (d))                                              --         --       2,589,036        2,589           --            --
Issuance of stock for settlement of legal
action (Note 9 (d))                                       --         --       4,179,670        4,180           --            --
Issuance of stock options to non-employees
for services (Note 8)                                     --         --              --           --           --            --
Issuance of stock options to employees
(Note 8)                                                  --         --              --           --           --            --
Issuance of warrants to non-employees
(Note 9 (g))
Escrow shares returned to treasury
(Note 9 (e))                                              --         --      (4,150,000)      (4,150)          --            --
Conversion of Preferred Series X shares
(Note 9(e))                                          (45,000)       (45)      4,500,000        4,500           --            --
Net incomefor the year                                    --         --              --           --           --            --
                                                 ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                            52,175    $    52     160,157,955    $ 160,158      378,580   $(1,907,612)
===============================================================================================================================

                                                   Additional           Other
                                                      Paid-in   Comprehensive      Accumulated         Capital
                                                      Capital          Income          Deficit         Deficit
--------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                         $113,445,516        $ 35,119    $(123,592,106)   $(11,903,462)
Issuance of Series X preferred shares
(Note 9(e))                                         1,613,378              --               --       1,613,500
Exercise of stock options                             567,026              --               --         577,320
Private placements of common stock                   .654,158              --               --         666,670
Issuance of stock for services                        597,245              --               --         602,090
Issuance of stock for settlement of lawsuit         1,047,000              --               --       1,050,000
Conversion of preferred Series X shares                (2,475)             --               --              --
Issuance of stock options to non-employees
for services (Note 8)                               1,130,526              --               --       1,130,526
Liability for settlement of equity instruments     (1,818,574)             --               --      (1,818,574)
Net loss for the year                                      --              --       (6,884,717)     (6,884,717)
                                                 -------------------------------------------------------------
Balance, December 31, 2003                        117,233,800          35,119     (130,476,823)    (14,966,647)
Private placement of common stock (Note 9 (d))         48,678              --               --          49,678
Reversal of liability for settlement of equity
instruments from prior periods (Note 9 (a))         2,134,322              --               --       2,134,322
Exercise of stock options (Note 9 (d))                103,989              --               --         106,924
Issuance of stock for services (Note 9 (b))            26,067              --               --          26,399
Issuance of stock for settlement of debt
(Note 9 (d))                                          209,963              --               --         212,552
Issuance of stock for settlement of legal
action (Note 9 (d))                                   288,173              --               --         292,353
Issuance of stock options to non-employees
for services (Note 8)                                 268,192              --               --         268,192
Issuance of stock options to employees
(Note 8)                                              172,343              --               --         172,343
Issuance of warrants to non-employees
(Note 9 (g))                                           59,741                                           59,741
Escrow shares returned to treasury
(Note 9 (e))                                            4,150              --               --              --
Conversion of Preferred Series X shares
(Note 9(e))                                            (4,455)             --               --              --
Net incomefor the year                                     --              --        2,909,740       2,909,740
                                                 -------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                       $120,544,963        $ 35,119    $(127,567,083)   $ (8,734,403)
==============================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                                          2004            2003
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
      Net income (loss) for the year                                             $  2,909,740    $ (6,884,717)
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Amortization of deferred licensing fees                                      (22,224)        (14,050)
         Depreciation and amortization                                                151,809         266,051
         Gain on settlement of debt                                                   (43,360)             --
         License impairment  provision                                                     --         624,000
         Gain on sale of asset                                                         (6,678)             --
         Recovery on lawsuit reserve from TST share sales (Note 7(b))                 (23,345)             --
         Stock option compensation (Note 8)                                           440,535       1,130,526
         Stock issued for services (Note 8)                                            26,399         602,090
         Stock issued for settlement of lawsuit (Note 9(d))                           292,353       1,050,000
         Issuance of note payable for consulting fees (Note 5)                             --         270,886
         Liability in connection with settlement of equity instrument                (581,000)        539,530
         Extension of warrants  (Note 9 (g))                                          122,635              --
      Increase in operating assets                                                         --
          Prepaid expenses and other current assets                                   (21,215)        (14,646)
      Increase (decrease) in operating liabilities
          Accounts payable                                                         (1,432,102)        498,650
          Accrued liabilities and provision for lawsuit settlements                (1,036,715)        (28,330)
         Deferred licensing fees                                                           --         250,000
                                                                                 ----------------------------
                                                                                      776,832      (1,710,010)
                                                                                 ----------------------------
INVESTING ACTIVITY
      Purchase of property and equipment                                             (123,137)             --
      Sale of capital assets                                                           11,149              --
      Purchase certificate of deposit                                                (240,000)             --
                                                                                 ----------------------------
                                                                                     (351,988)             --
                                                                                 ----------------------------
FINANCING ACTIVITIES
      Net proceeds term debt                                                           33,514           3,011
      Loans payable                                                                  (565,812)        327,637
      Issuance of common stock and stock subscriptions                                106,924         666,670
      Proceeds from exercise of stock options                                              --         577,320
                                                                                 ----------------------------
                                                                                     (425,374)      1,574,638
                                                                                 ----------------------------

NET DECREASE IN CASH                                                                     (530)       (135,372)

CASH, beginning of year                                                                 2,145         137,517
                                                                                 ----------------------------
CASH, end of year                                                                $      1,615    $      2,145
=============================================================================================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year
          Interest                                                               $      2,946    $         --
          Income taxes                                                           $      7,200    $         --

SUPPLEMENTARY DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
      Accounts payable transferred to loans payable                              $    159,386    $         --
      Stock issued for settlement of loans payable (Note 9)                      $    212,552              --
      Preferred stock issued on settlement of accrued liabilities (Note 9)       $         --    $  1,613,500
      Return of asset to settle term debts                                       $     76,082    $         --
      Liability in connection with settlement of equity instruments (Note 9)     $    581,000    $  2,715,322
      Reversal of liability in connection with settlement of equity instrument   $  2,134,322    $         --
      Reduction in accounts payable as partial settlement of licensing fees      $         --    $    150,000
=============================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2004 AND 2003

NATURE OF BUSINESS                  Turbodyne Technologies, Inc., a Nevada
                                    corporation, and its subsidiaries (the
                                    "Company") engineer, develop and market
                                    products designed to enhance performance and reduce emissions of internal combustion engines.

                                    The Company had suspended business
                                    operations in 2003 due to a lack of
                                    financing. The Company received funds by entering into a settlement agreement and general release with Honeywell (Note 12), which enabled the Company to resume operations and reduce its working capital deficiency.

                                    The Company suspended operations in April
                                    2005 due to a lack of financing. The Company continued to seek funding and in September 2005 entered into a merger agreement. New management is seeking financing.

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

VALUATION OF LONG-LIVED ASSETS      The Company periodically reviews the
                                    carrying value of long-lived assets for
                                    indications of impairment in value and
                                    recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2004 and 2003.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2004 AND 2003

RECOGNITION OF REVENUE              License fee revenue is recognized over the
                                    term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2004 $22,224
                                    ($14,050 - 2003) of licensing fees was
                                    recognized as income.

EARNINGS (LOSS) PER SHARE           Earnings (loss) per share is computed in
                                    accordance with SFAS No. 128, "Earnings
                                    (loss) Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year.
                                    Diluted earnings per share reflects the
                                    potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

                                    For the year ended December 31, 2004, 52,175
                                    (2003 - 97,175) preferred shares convertible into 5,217,500 shares (2003 - 9,717,500) of common stock, options and warrants to
                                    purchase 14,928,666 (2003 - 4,899,666) and
                                    15,084,922 (2003 - 21,634,809) shares of
                                    common stock were outstanding during the year. The weighted average dilutive cumulative equivalent shares of 31,233,819 were included in the denominator for 2004 computation of diluted "Earnings (loss) per share" but were not included for 2003 because the options would have an antidilutive effect on net loss per share. No other adjustments were made for purposes of per share calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS The fair values of the Company's cash, term debts, accounts payable, accrued liabilities and loans payable approximate their carrying values because of the short-term maturities of these instruments.

STOCK-BASED COMPENSATION            In December 2004, SFAS No. 123R,
                                    "Share-based Payment" was issued and
                                    replaces SFAS No. 123, "Accounting for
                                    Stock-Based Compensation" and supersedes
                                    Accounting Principles Board Opinion ("APB")
                                    No. 25, "Accounting for Stock Issued to
                                    Employees." SFAS 123R requires the
                                    measurement of all employee share-based
                                    payments, including grants of employee stock options, using a fair-value based model.
                                    Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2004 AND 2003

STOCK-BASED COMPENSATION -          The Company continues to use SFAS No. 123,
CONTINUED                           "Accounting for Stock-Based Compensation"
                                    and has elected to continue to measure
                                    compensation cost for employees under
                                    Accounting Principles Board ("APB") Opinion
                                    No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

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

                                    SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 (See Note 8) using the Black-Scholes option pricing model.

                                    The Company has not adopted the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed, as follows:

                                                              Years ended
                                                              December 31
                                                           2004         2003
                                                       ------------------------
             Net income (loss), as reported            $2,909,740   $(6,884,717)

             Add: Stock based employee compensation
               expense included in reported net
               income, net of related tax effects         172,343            --

             Deduct: Total Stock-based employee
               compensation expense determined under
               fair-value based method for all awards
               not included in net income (loss)         (856,467)      (89,900)
                                                       ------------------------
             Pro-forma net income (loss)               $2,225,616   $(6,974,617)
                                                       ========================
             Income (loss) per share:
               Basic - as reported                     $     0.02   $     (0.05)
               Diluted - as reported                   $     0.02   $     (0.05)
               Basic and diluted - pro-forma           $     0.01   $     (0.05)

RESEARCH AND DEVELOPMENT            Research and development costs related to
                                    present and future products are charged to operations in the year incurred. The sale of prototypes is offset against research and development costs.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2004 AND 2003

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

INCOME TAXES                        The Company accounts for income taxes under
                                    the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
                                    Deferred tax assets and liabilities are
                                    measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COMPREHENSIVE INCOME                The Company has adopted SFAS No. 130,
                                    "Reporting Comprehensive Income". SFAS No.
                                    130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity.
                                    Except for net earnings (loss) and foreign currency translation adjustments, the
                                    Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS
                                    No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the years ended December 31, 2004 and 2003.

LEGAL FEES                          The Company expenses legal fees in
                                    connection with litigation as incurred.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2004 AND 2003

NEW ACCOUNTING PRONOUNCEMENTS       In December 2004, SFAS No. 123R,
                                    "Share-based Payment" was issued and
                                    replaces SFAS No. 123, "Accounting for
                                    Stock-Based Compensation" and supersedes
                                    Accounting Principles Board Opinion ("APB")
                                    No. 25, "Accounting for Stock Issued to
                                    Employees." SFAS 123R requires the
                                    measurement of all employee share-based
                                    payments, including grants of employee stock options, using a fair-value based model.
                                    Deferred employee compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is still accessing the impact of SFAS 123R.

                                    In December 2004, FASB issued SFAS No. 153,
                                    Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is considering the provisions of SFAS No. 153 and its effect on nonmonetary exchanges in the future.

                                    In May 2005, FASB issued SFAS No. 154,
                                    Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2004 AND 2003

NEW ACCOUNTING PRONOUNCEMENTS -     SFAS 154 requires voluntary changes in
CONTINUED                           accounting principle be retrospectively
                                    applied to financial statements from
                                    previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets are accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

                                    SFAS 154 replaces APB Opinion No. 20 and
                                    SFAS 3. SFAS 154 carries forward many
                                    provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation.


RECLASSIFICATION                    Certain comparative amounts have been
                                    reclassified to conform to the current
                                    year's presentation.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

1.    ABILITY TO CONTINUE AS A GOING CONCERN

      Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

      The Company had suspended business operations in 2003 due to a lack of financing. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency as at 2003 and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company received funds by entering into a settlement agreement and general release with Honeywell in 2004 (Note 12), which enabled the Company to resume operations and reduce its working capital deficiency.

      The Company entered a merger agreement in September 2005 which resulted in new management which is examining alternatives for financing and fulfilling its working capital needs based on its working capital projections. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. There is substantial doubt that the Company will be able to raise the equity capital needed. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

2.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, is summarized as follows:

                                                               2004         2003
                                                         -----------------------
      Machinery and equipment                            $1,637,484   $2,068,014
      Transportation equipment                               35,766      135,991
      Furniture and fixtures                                142,999      165,723
      Leasehold improvements                                 97,948      116,304
                                                         -----------------------
                                                          1,914,197    2,486,032
      Less: accumulated depreciation, amortization and
             provision for impairment of assets           1,869,195    2,375,165
                                                         -----------------------
      Net property and equipment                         $   45,002   $  110,867
                                                         =======================

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

3.    LONG-TERM DEBT

      Term debts at December 31, 2004 and 2003 consist of the following:

                                                     2004        2003
                                                 --------------------
      Notes Payable                              $ 33,514    $ 76,082

      Less current portion                          6,460      76,082
                                                 --------------------
      Long-term debt - net of current portion    $ 27,054    $     --
                                                 ====================

      During 2004, the Company returned an asset that was not in use as a settlement of the 2003 outstanding note payable and recorded a gain on the debt settlement of $43,360.

      During the quarter ended September 30, 2004, the Company entered into a loan agreement collateralized by an automobile for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly, and the last payment is due August 4, 2009.

      Principal repayments for the term of the loan are as follows:

                              2005        $  6,460
                              2006           6,923
                              2007           7,387
                              2008           7,892
                              2009           4,852
                                          --------
                                          $ 33,514
                                          ========

      Subsequent to December 31, 2004 the Company was unable to make the payments so the bank repossessed the automobile and sold it at auction. The Company owes the difference between the note payable and the sales price

4.    ACCOUNTS PAYABLE

      For the year ended December 31, 2003, accounts payable included $361,485 in amounts collateralized by certain assets, including the proceeds in litigation settlements and bearing interest at 7% per annum. Interest charges were due annually on December 10 and the principal was due no later than December 10, 2005. These amounts were repaid in 2004.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

5.    LOANS PAYABLE

                                                                 2004       2003
                                                             -------------------
      Unsecured, non-interest bearing loan payable,
      due on demand from stockholders and other parties      $148,600   $348,765

      Promissory notes payable to stockholders and other
      parties, unsecured, bearing interest at 5% per annum,
      due on the later of August 14, 2004 or when settlement
      of litigation with Honeywell is reached (Note 12).*          --    147,927

      Note payable issued for settlement of consulting fees,
      unsecured, bearing interest at 7% per annum and
      payable on demand                                            --    270,886
                                                             -------------------
                                                             $148,600   $767,578
                                                             ===================

      * The promissory notes were also subject to bonus payments based on the settlement of the Honeywell litigation totaling approximately $115,000, included in accrued liabilities and general and administrative expenses.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

6.    INCOME TAXES

      Income tax expense is comprised of the following for the years ended December 31, 2004 and 2003:

                                                         2004            2003
                                                 ----------------------------
      Current
        State                                    $      7,291    $         --
                                                 ============================

      Total income tax expense for the years ended December 31, 2004 and 2003 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

                                                         2004            2003
                                                 ----------------------------

      Computed "expected" income tax benefit     $         --    $ (2,753,887)
      Non-deductible stock option compensation        165,677         452,210
      Non-deductible expenses                       2,309,322         293,612
      Non-deductible stock for services                86,140
      Non-deductible stock for settlement             504,905
      Change in valuation allowance                (3,066,044)      2,008,065
                                                 ----------------------------
                                                 $         --    $         --
                                                 ============================

      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                         2004            2003
                                                 ----------------------------
      Deferred tax assets
         Accrued liabilities                     $    114,374    $  1,227,304
         Reserve for lawsuit settlements            2,405,279       2,794,776
         Property and equipment                       186,504         216,958
         Alternative minimum tax credit                55,000          55,000
         Net operating loss carryover              27,543,324      29,076,488
                                                 ----------------------------
            Gross deferred tax assets              30,304,481      33,370,526

      Less valuation allowance                    (30,304,481)    (33,370,526)
                                                 ----------------------------
      Deferred tax assets, net of valuation
      allowance                                  $         --    $         --
                                                 ============================

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2004 or 2003. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

6.    INCOME TAXES - CONTINUED

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $67,000,000 ($72,000,000 - 2003) for US income tax purposes, which if not used, will expire between the years 2010 and 2024. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward, which the Company can utilize to offset income for tax purposes in a year in the future.

7.    COMMITMENTS AND CONTINGENCIES

      a)    Leases

            The Company leases certain factory and office premises in California under a non-cancelable operating lease expiring January 2005. Rental expense for 2004 and 2003 was approximately $370,000 and $360,000, respectively. At December 31, 2004 the Company owed $77,252 in rent, which is included in accounts payable. In March 2005 the Company moved out of the premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable.

            Minimum future rental commitments under the operating leases as of December 31, 2004 are:

                  Year ending December 31
                  2005                                      $ 28,840
                                                            --------
                  Total future minimum lease payments       $ 28,840
                                                            ========

      b)    Litigation

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

            iii) agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment will immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

7.    COMMITMENTS AND CONTINGENCIES - CONTINUED

      iv) any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgement against the Company in favour of TST. As of December 31, 2004, 147,000 (Nil - 2003) shares issued in connection with the TST settlement had been sold which has reduced the provision for lawsuit settlement by $23,345.

            At December 31, 2004, the Company has included $4,766,656 ($4,803,000 - 2003) in regard to this matter in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

      c)    Other

            The Company is currently involved in various collection claims and other legal actions. (Notes 11, 13 and 14). It is not possible at this time to predict the outcome of some of the legal actions.

      d)    Royalties

            The Company has agreed to pay a royalty equal to 2% of gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

8.    STOCK OPTIONS

      On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2004 and 2003, the number of unoptioned shares available for granting of options under the plan was 7,197,759 and 9,786,795 respectively.

      On March 31, 2004, the Company established the 2004 Nevada stock incentive plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2004 the number of unoptioned shares available for granting of options under the plan was 1,703,500.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

8.    STOCK OPTIONS - CONTINUED

      Subsequent to December 31, 2004 the Company established the 2005 Stock Incentive Plan.

      All options granted under the above plans are fully vested and exercisable immediately.

      The following summarizes information relating to stock options during 2004 and 2003:

                                                                          2004

                                              NON-EMPLOYEES      EMPLOYEES & DIRECTORS           TOTAL
                                          --------------------------------------------------------------------
                                                      WEIGHTED                WEIGHTED                WEIGHTED
                                                       AVERAGE                 AVERAGE                 AVERAGE
                                                      EXERCISE                EXERCISE                EXERCISE
                                             OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS     PRICE
                                          --------------------------------------------------------------------
      Outstanding at beginning of year     2,851,666    $ 0.15     2,048,000    $ 0.16     4,899,666    $ 0.15
      Granted                              2,857,500    $ 0.08    10,439,000    $ 0.08    13,296,500    $ 0.08
      Exercised                           (1,057,500)   $ 0.06    (2,210,000)   $ 0.05    (3,267,500)   $ 0.04
                                          ----------              ----------              ----------
      Expired                                     --    $   --            --    $   --            --    $   --
      Options outstanding and
      exercisable at end of year           4,651,666    $ 0.11    10,277,000      0.11    14,928,666      0.11
                                          ====================================================================
      Weighted average fair value of
       options granted during the year            --    $ 0.09            --    $ 0.09            --    $ 0.09
                                          ====================================================================

                                                                          2003

                                              NON-EMPLOYEES      EMPLOYEES & DIRECTORS           TOTAL
                                          --------------------------------------------------------------------
                                                      WEIGHTED                WEIGHTED                WEIGHTED
                                                       AVERAGE                 AVERAGE                 AVERAGE
                                                      EXERCISE                EXERCISE                EXERCISE
                                             OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS     PRICE
                                          --------------------------------------------------------------------
      Outstanding at beginning of year     1,131,715    $ 1.28     2,291,700    $ 0.55     3,423,415    $ 0.79
      Granted                             14,065,666    $ 0.07     1,523,000    $ 0.09    15,588,666    $ 0.07
      Exercised                          (10,294,000)   $ 0.06            --    $   --   (10,294,000)   $ 0.06
      Expired                             (2,051,715)   $ 0.73    (1,766,700)   $ 0.57    (3,818,415)   $  .66
                                          ----------              ----------              ----------
      Options outstanding and
      exercisable at end of  year          2,851,666    $ 0.15     2,048,000    $ 0.16     4,899,666    $ 0.15
                                          ====================================================================
      Weighted average fair value of
       options granted during the year            --    $ 0.08            --    $ 0.06            --    $ 0.07
                                          ====================================================================

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

8.    STOCK OPTIONS - CONTINUED

      At December 31, 2004, the following is a summary of stock options outstanding:

                                             Weighted-Average          Weighted
                                                    Remaining           Average
                                                  Contractual          Exercise
      Exercise Price             Number          Life (Years)             Price
      -------------------------------------------------------------------------
       $0.04 - $0.07          2,385,000                  4.61             $0.05
        0.09 -  0.16         10,563,666                  6.79              0.10
        0.20 -  0.35          1,980,000                  0.41              0.25
                             --------------------------------------------------
                             14,928,666                  4.98             $0.11
                             ==================================================

      During 2004 the Company waived the termination clause and extended the term for 9,824,000 Director, consultant and employee options outstanding by approximately five years to the option plan termination date as follows:

                                                 Original                   New
      Exercise Price         Number       Expiration Date       Expiration Date
      -------------------------------------------------------------------------
              $0.040      1,000,000       August 26, 2008       August 12, 2013
              $0.095      1,650,000          May 10, 2009        March 31, 2014
              $0.100      7,174,000          July 9, 2009        March 31, 2014
      -------------------------------------------------------------------------
                          9,824,000
      =========================================================================

      Subsequent to December 31, 2004 the Company waived the termination clause for 7,000,000 Director and employee options issued in 2005.

      Issuance of Stock Options to Non-employees for Services

      The Company has recorded in general and administrative expenses, $268,192 and $1,130,526 of compensation expense in 2004 and 2003, respectively, relating to stock options issued to non-employees for services rendered during those years.

      The per share weighted average fair value of stock options granted during 2004 and 2003 was $0.09 and $0.08, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2004 and 2003 expected dividend yield 0%; expected volatility of 135% in 2004 (2003 - 139%) 2004 risk-free interest rate of 3.63% (2003 - 2.56%) and expected life equal to 5 years (2003 - 1.89 years).

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

8.    STOCK OPTIONS - CONTINUED

      Issuance of Stock Options to Employees for Services

      The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees. Generally, under APB No. 25, compensation expense is only recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant. In 2004 the Company recognized $172,343 (Nil -
      2003) of compensation costs in connection with options granted to employees. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in SFAS Statement 123, the Company's net loss and earnings per share would have been reduced to the pro-forma amounts indicated in the summary of significant accounting policies in connection with options granted to employees.

      The per share weighted average fair value of stock options granted to employees during 2004 and 2003 was $0.09 and $0.06, respectively, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2004 and 2003 expected dividend yield 0%; expected volatility of 135% in 2004 (2003 - 152%), risk-free interest rate of 3.25% (2003 - 1.68%); and an expected life of 3 year (2003 - 1 years).

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

      b) During 2004, the Company issued 332,500 (2003 - 4,845,412) shares to consultants in consideration for services, at ascribed values ranging between $0.08 and $0.10 (2003 - between $0.07 and $0.20) per share (based on the trading price of the Company's common stock on the agreement date).

      c) During 2002, in addition to shares acquired under the 1998 Share Buy-Back Plan, the Company entered into an agreement to acquire, from a director for cancellation, 3,500,000 shares for $152,078. The Company has paid $152,078 in connection with the acquisition of the 3,500,000 shares, has recorded amounts paid as a charge to Treasury shares. The related shares have not yet been received or cancelled.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

9.    SHARE CAPITAL - CONTINUED

      d) During 2004, the Company issued 15,536,206 shares of common stock and 4,150,000 shares were returned from escrow. The 15,536,206 included, 1,000,000 shares were issued in connection with private placements for net proceeds of $49,678, 4,500,000 were issued for conversion of preferred shares, 2,589,036 shares were issued for payment of $212,552 of debt, 4,179,670 shares were issued for payment of $292,353 of legal settlements, 2,935,000 shares were issued upon exercise of options with a weighted average exercise price of $0.05 and 332,500 shares were issued for services with an ascribed value of $26,399 (based on the trading price of the Company's common stock on the dates service agreements were entered into), which were issued under the 2004 stock option plan. The Company issued 1,000,000 (1,809,237 - 2003) warrants in connection with the above-mentioned private placements, which entitle the holder to purchase one common share at $0.10 ($0.12 to $0.38 - 2003) for each warrant for a three-year period.

            During 2003, the Company issued 3,000,000 shares in accordance with the settlement agreement with TST (Note 7). The fair value of the shares was $1,050,000 based on the market value of the Company's common shares at the date the settlement and release agreement was signed and was recorded as litigation expense in the 2003 Consolidated Statement of Operations.

      e) In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. The transactions were recorded based on amounts settled in agreements and resulted in 2003 charges of $180,000, $720,000 and $713,500 to selling, general and administrative, research and development and litigation expenses, respectively. During 2004, 45,000 (25,000 - 2003) Series X preferred shares were converted into 4,500,000 (2,500,000 - 2003) common shares.

            The 4,150,000 escrow shares were returned to treasury in December 2004.

      f) During 2003, the Company entered into three private placement agreements for the issuance of 2,600,000 shares for gross proceeds of $139,678, which was received during the year and recorded as loans payable.

      g)    Stock Purchase Warrants

            At December 31, 2004 and 2003, the Company had 15,084,922 and 21,634,809 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.10 to $0.74 per share with a weighted average exercise price of $0.30 per share and expiration dates between 2005 and 2007.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

9.    SHARE CAPITAL - CONTINUED

      Details of share purchase warrants issued and expired are as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                       Warrants        Price
                                                  --------------------------
      Outstanding at January 1, 2003                 33,134,336       $ 0.48
        Issued                                        1,809,237         0.15
        Expired                                     (13,308,764)        0.66
                                                  --------------------------
      Outstanding at December 31, 2003               21,634,809         0.34
        Issued                                        1,000,000         0.10
        Expired                                      (7,549,887)        0.39
                                                  --------------------------
      Outstanding at December 31, 2004               15,084,922       $ 0.30
                                                  ==========================

      At December 31, 2004, the following is a summary of share purchase warrants outstanding and exercisable:

                                                      Weighted-
                                                        Average       Weighted
                                                      Remaining        Average
                                                    Contractual       Exercise
      Exercise Price                  Number       Life (Years)          Price
      ------------------------------------------------------------------------
      $0.10 - $0.15                2,500,000               2.32          $0.12
       0.20 -  0.22                5,554,273               1.05           0.21
       0.24 -  0.26                1,593,363               0.70           0.26
       0.30 -  0.38                  952,641               0.56           0.32
       0.40 -  0.48                2,722,777               0.19           0.42
       0.50 -  0.56                  120,923               0.08           0.51
       0.60 -  1.74                1,640,945               0.19           0.65
                                ----------------------------------------------
                                  15,084,922               0.94          $0.30
                                ==============================================

      During 2004, in connection with financing completed during the period, the Company granted 1,000,000 warrants to an investor at $0.10 exercisable for a three-year term. The warrants were issued for services rendered to the Company and were valued at $59,741 using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004: expected dividend yield Nil%; expected volatility of 135%; risk-free interest rate of 2.80% and expected life equal to 3 years. The full amount of the value recorded for the warrants was included in general and administrative expenses.

      During 2004 the Company extended the term for 3,564,273 warrants outstanding by one year previously expiring as follows:

                           Exercise Price         Number      Expiration Date
                           --------------------------------------------------
                                    $0.12      1,100,000       April 11, 2006
                                    $0.22        464,273         July 2, 2005
                                    $0.22      2,000,000        June 24, 2005
                           --------------------------------------------------
                                               3,564,273
                           ==================================================

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

9.    SHARE CAPITAL - CONTINUED

      The warrants were extended for a financing fee provided to the Company in prior periods and were valued at $122,635 using the Black-Scholes option-pricing model with the following assumptions in 2004: expected dividend yield Nil%; expected volatility of 117%; risk-free interest rate of 2.18% and an expected life of one year. The full amount of the value was recorded, for the warrants, and included in accrued liabilities as at December 31, 2004.

      h)    Share Buy-Back Plan

            On September 17, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,500,000 of its shares of common stock. The actual number of shares repurchased, and the timing of the purchases, has been based on the stock price, general conditions and other factors. The Company has repurchased 378,580 shares for a total of $1,755,534 at December 31, 2004 and 2003.

10.   RELATED PARTY TRANSACTIONS

      The Company made payments to related parties not disclosed elsewhere in these financial statements, as follows:

                                                          2004          2003
                                                      --------      --------
      Rent                                            $370,000      $360,000
                                                      ========      ========

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

DECEMBER 31, 2004 AND 2003

11.   PACIFIC BAJA BANKRUPTCY - CONTINUED

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

      The Company vigorously contested the Complaint until April 22, 2005 when the Company entered into a stipulation for entry of judgment and assignment in the Pacific Baja bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination. Additionally the Company assigned to the bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers liability insurance policies. The bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims.

      In May 2000, Heartland Financial Corporation ("Heartland"), a firm that provided investment banking services to Pacific Baja, filed a complaint for arbitration against the Company seeking approximately $600,000 representing a success fee it claims it was entitled to for investment banking services provided to Pacific Baja based on a letter agreement between Heartland, the Company and Pacific Baja. After the letter agreement was signed, Pacific Baja filed a Chapter 11 petition in bankruptcy. At the conclusion of the bankruptcy proceedings, the bankruptcy court awarded Heartland a portion of its fees. Heartland then sought the balance of the fees and obtained judgment against the Company, which was included in the legal liability reserve. In 2004, the Company paid $506,408 in complete settlement of these claims. -------

12.   Joint Agreement

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

      The Company commenced an action for damages against Honeywell in the United States District Court, Central District of California in August 2002 alleging, among other matters, that Honeywell's conduct constituted a restraint of trade and the delay of the commercialization of the Company's technology. The Company was seeking unspecified damages and costs. This litigation was withdrawn pending the outcome of the arbitration proceedings discussed below.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

      On January 23, 2004, the Company entered into a settlement agreement and general release (the "Settlement Agreement") with Honeywell whereby Honeywell agreed and paid $6,375,000 (net of legal fees) to the Company.

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

13.   FORMER OFFICER

      On May 20, 2004, one of the Company's former officers, Mr. Peter Hofbauer, filed a motion against the Company alleging that the Company failed to pay him the sum of $369,266 pursuant to the terms of a purported settlement agreement, allegedly made for the purposes of settling amounts owed to the former officer for services to the Company. On August 3, 2004 a writ of attachment was applied to the Company's Certificate of Deposit for $315,000. On October 25, 2004 the former officer and the Company signed and filed with the court a Stipulation re: Settlement and Order. The stipulation ordered the Company to deliver 4,000,000 shares of common stock without restrictions to be used by the former officer to raise funds to settle amounts owed to him by the Company. As funds are raised to settle amounts owed, writs will be reversed from the Certificate of Deposit. If the funds raised are not adequate to settle amounts owed, the Company will be obligated to issue further shares to the former officer in order to settle amounts owed.

      During 2004 the Company issued the 4,000,000 shares and the former officer sold 2,000,000 shares and released $75,000 of the Certificate of Deposit. Subsequent to December 31, 2004 the officer sold an additional 600,000 shares and claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares are to be returned to the Company.

14.   FORMER DIRECTOR

      A former director of Turbodyne, Erwin Kramer (the "Plaintiff"), represented by his attorney Claus Schmidt, a former attorney of Turbodyne at the time of the alleged claim, filed a legal action in Germany against Turbodyne, our non-operating subsidiary Turbodyne Europe GmbH ("Turbodyne GmbH"), and ex-employees of Turbodyne GmbH, Peter Kitzinski and Marcus Kumbrick (collectively the "Defendants"), with the Regional Frankfurt court (the "German Court") in September, 2004. The Plaintiff claims damages of Euro 245,620 plus 5% interest per annum against the Defendants in respect of actions taken by the Defendants while employed with Turbodyne GmbH.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

14.   FORMER DIRECTOR - CONTINUED

      On September 9, 2004, the German Court, on a motion by the Defendants to the suit, dismissed the Plaintiff's claims against Peter Kitzinski and Marcus Kumbrick, and ordered that Turbodyne's patents in Munich be attached pending the resolution of the Plaintiff's claim against Turbodyne and Turbodyne GmbH. On June 13, 2005 the Court in Frankfurt dismissed the claim. The Plaintiff filed an appeal against this judgment with the Higher Regional Court in Frankfurt.

      The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2004, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

15.   SUBSEQUENT EVENTS

      New management took control pursuant to a merger completed as of September 9, 2005 pursuant to which a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC which is obligated to provide the services of Mr. Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became president and chief executive officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary in the event the Company issues any securities related directly or indirectly to pre-merger events.

      Subsequent to year-end, the Company entered into a stipulation for entry of judgment and assignment in the Pacific Baja bankruptcy proceedings. The Company vigorously contested the Complaint until April 22, 2005 when the Company settled the bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination. Additionally the Company assigned to the bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers liability insurance policies. The bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims. (Note 11)

      Subsequent to December 31, 2004 the former officer (Note 13) sold an additional 600,000 shares and claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares are to be returned to the Company.

      Subsequent to year-end, the Court in Frankfurt dismissed the Erwin Kramer claim. The Plaintiff filed an appeal against this judgment with the Higher Regional Court in Frankfurt. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in 2004. On November 7, 2005, BDO Dunwoody LLP ("BDO") resigned as the Company's independent public accountants. The BDO report of independent registered public accounting firm on the financial statements of the Company for the years ended December 31, 2002 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty (other than an explanatory paragraph regarding substantial doubt on the Company's ability to continue as a going concern relating to the report for these years), audit scope, or accounting principles. On November 7, 2005, the Company retained Vasquez and Company, LLP as its principal independent accountants for 2004. There were no disagreements with "BDO". The decision to retain Vasquez and Company, LLP was approved by the Company's Board of Directors acting as its audit committee. Prior to its engagement, the Company has not consulted with Vasquez and Company, LLP on any matter as described in Item 304 (a)(2)(i).

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Martyn-Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were then effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There had been no significant changes in our internal controls or in other factors that could significantly affect internal controls in the fourth quarter of the Company's last fiscal year.

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

During our fiscal year ended December 31, 2004, Mr. Martyn-Smith determined that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of May 5, 2005 are as follows:

DIRECTORS:

NAME OF DIRECTOR        AGE
Eugene O'Hagan          66
Andrew Martyn-Smith     55

OFFICERS:

NAME OF OFFICER         AGE       OFFICE HELD
Andrew Martyn-Smith     55        President, Chief Executive Officer, Chief
                                  Financial Officer, Treasurer, and Secretary

Set forth below is a brief description of the background and business experience of our executive officer and directors in 2004 that remained in office for part of 2005:

MR. EUGENE O'HAGAN has been a member of our board of directors since August 19, 2001. Mr. O'Hagan's principal employment has been in the business of real estate brokerage and investments since 1970.

MR. ANDREW MARTYN-SMITH has been a member of our board of directors since April 13, 2001, and was appointed as our chief executive officer, chief financial officer, president and treasurer on March 26, 2004. Mr. Martyn-Smith's principal employment has been in the business of advertising, marketing, real estate brokerage and investments since 1976.

On February 26, 2005 Ms. Debi Kokinos resigned as secretary and David Willet resigned as Chief Operations Officer. All of the above have resigned as officers by September 30, 2005. Messrs. Albert Case, Jason Myers and Ms. Kokinos are now our officers.

Set forth below is a brief description of the background and business experience of our executive officer and directors as of June 1, 2006:

ALBERT F. (AL) CASE, JR., Director, Chief Executive Officer since October 6, 2005. Mr. Case is a seasoned business executive with over 30 years of experience. He has served an officer or board member of private and publicly traded companies since the late 1970s when he was first elected as the youngest senior systems officer in the history of Marine Midland Banks (now HSBC). He has extensive experience in mergers and acquisitions, day-to-day business operations, and international operations in the Americas, Europe and Asia/Pacific. Mr. Case also has extensive experience in turning around flagging business operations, building marketing and sales teams, and streamlining operations.

JASON MEYERS, Director, Chairman since September 1, 2005. Mr. Meyers is an investment banker, based in New York City. Mr. Meyers has extensive experience in re-capitalizing, funding and revitalizing distressed businesses and recruiting management teams. Mr. Meyers has over 17 years of investment and merchant banking experience and has led or participated in the origination and syndication of dozens of private placements and initial public offerings in a broad range of industries including entertainment, technology, healthcare, and financial services.

Debi Kokinos age 52, Chief Financial Officer and Corporate Secretary since October 6, 2005. Ms. Kokinos has been with the company since May 2003. Ms. Kokinos has been a Certified Public Accountant since 1984 and has extensive experience in accounting, management, taxation and computer consulting.

COMMITTEES OF THE BOARD OF DIRECTORS

Presently we have no separate audit committee. The Board acts as the audit committee and engages our independent public accountants, reviews the scope of the audit to be conducted by such independent public accountants, and meets with the independent public accountants to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our board of directors has adopted an audit committee charter, a copy of which is attached to our Annual Report on Form 10-KSB for the year ended December 31, 2002.

We presently do not have any other committees of the Board of Directors.

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

ELECTION OF DIRECTORS AND OFFICERS

Our board of directors is divided into three classes that are elected for staggered three-year terms. The term of each class expires as follows:

      o Class I directors--terms expire at the annual meeting of stockholders in 2007;

      o Class II directors--terms expire at the annual meeting of stockholders in 2005; and

      o Class III directors--terms expire at the annual meeting of stockholders in 2006.

The classifications of our board of directors and the expiration of their terms are as follows:

      Name of Director              Class             Expiry of Term
      ----------------              -----             --------------

      ANDREW MARTYN-SMITH           Class I           2007 AGM
      EUGENE O'HAGAN                Class II          2005 AGM

Each director serves until the end of his term and until his successor has been elected and qualified. Each of the above persons has resigned as a director.

Our officers serve at the discretion of our board of directors.

COMPENSATION OF DIRECTORS

As of December 31, 2004, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings, and were periodically granted options to purchase shares of our common stock at the discretion of our board of directors or our stock option committee, when constituted.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by Andrew Martyn-Smith, Eugene O'Hagan and Marsha Chandler.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our "named executive officers") for 2004 and in the case of our chief executive officers for the years 2004, 2003 and 2002:

(i)   Each person who acted as our chief executive officer; and
(ii) our most highly compensated executive officer receiving in excess of $100,000.

-----------------------------------------------------------------------------------------------------------------------------------
                                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                             ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                                        ------------------------------  -------------------------------------------
                                                                                                AWARDS            PAYOUTS
                                                                                        ------------------------  -------
                                                                               Other                                         All
                                                                               Annual   Restricted                  LTIP    Other
                                                                               Compen-     Stock     Options/      payout   Compen-
Name              Title                       Year       Salary      Bonus     sation     Awarded    SARs (#)        ($)    sation
-----------------------------------------------------------------------------------------------------------------------------------
Andrew            President, Chief            2004      $72,000     $340,000      0          0      2,640,000         0       0
Martyn-Smith(1)   Executive Officer, Chief    2003         0       $26,970(2)  $1,000        0        500,000         0       0
                  Financial Officer and       2002         0            0         0          0        175,000         0       0
                  Treasurer
-----------------------------------------------------------------------------------------------------------------------------------
Daniel Black(1)   Former President and        2004      $83,100      $85,000      0          0        695,000         0       0
                  Chief Executive Offer       2003      $45,800         0         0          0        223,000         0       0
                                              2002      $75,000         0         0          0         75,000         0       0

-----------------------------------------------------------------------------------------------------------------------------------
David Willett(3)  Former Chief Operating      2004      $180,000        0         0          0      3,424,000(4)      0       0
                  Officer
-----------------------------------------------------------------------------------------------------------------------------------

NOTES:

      (1) Mr. Martyn-Smith was appointed as our president, chief executive officer, chief financial officer and treasurer on March 26, 2004 and Secretary as of February 26, 2005. Dan Black served as our Chief Executive prior to March 2004.

      (2) Mr. Martyn-Smith received a bonus payment of $26,970 upon settlement of our claims against Sheppard, Mullin and $340,000 upon the Honeywell settlement.

      (3) We made substantial payments, including a bonus out of proceeds of the Honeywell settlement, to a consulting firm owned by Mr. Willett. See Item 12 - Certain Relationships and Related Transactions.

      (4) A portion of these options were granted to settle prior claims of Mr. Willett.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended December 31, 2004:

---------------------------------------------------------------------------------------------------
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (INDIVIDUAL GRANTS)
---------------------------------------------------------------------------------------------------
                        Number of Securities      % of Total        Exercise
                             Underlying         Options Granted       Price
Name                      Options Granted        To Employees      (per Share)     Expiration Date
---------------------------------------------------------------------------------------------------
Andrew Martyn-Smith          2,175,000               23.5            $0.1000        March 31, 2014
                               565,000                6.1            $0.0425       December 2, 2009
---------------------------------------------------------------------------------------------------
Dan Black                     200,000                 2.2             $0.095        March 31, 2014
                              200,000                 2.2             $0.100        March 31, 2014
                              295,000                 3.2            $0.0425       December 2, 2009
---------------------------------------------------------------------------------------------------
David Willett                 700,000                 7.6             $0.095        March 31, 2014
                             2,074,000               22.4             $0.100        March 31, 2014
                              650,000                 7.0            $0.0425       December 2, 2009
---------------------------------------------------------------------------------------------------

              EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended December 31, 2004:

------------------------------------------------------------------------------------------------------
                            AGGREGATED OPTION/SAR EXERCISES DURING THE LAST

                      FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------
                                                                                 Value of Unexercised
                                                                                     In-The-Money
                                                       Unexercised Options at       Options/SARs at
                        Common Shares                  Financial Year-End (#)   Financial Year-End ($)
                         Acquired on        Value          exercisable /             exercisable /
Name (#)                Exercise ($)    Realized ($)       unexercisable             unexercisable
------------------------------------------------------------------------------------------------------
Andrew Martyn-Smith        715,000         $24,988           2,700,000                  NIL/NA
------------------------------------------------------------------------------------------------------
David Willett              372,000         $13,052           4,202,000                  NIL/NA
------------------------------------------------------------------------------------------------------
Dan Black                  193,000          $6,190            725,000                   NIL/NA
------------------------------------------------------------------------------------------------------

COMPENSATION ARRANGEMENTS

MANAGEMENT AGREEMENTS

We had entered into at will arrangements with prior executives which provided for compensation but no fixed term of employment. Subsequent to December 31, 2004 all these arrangements have terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 2, 2005 by: (i) each of our then directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. No person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock at such time. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. THE FOREGOING DOES NOT REFLECT SUBSEQUENT CHANGES IN 2005. ALL OF THE PERSONS LISTED IN THE TABLE HAVE RESIGNED FROM THEIR POSITIONS.

--------------------------------------------------------------------------------
                                   Amount and Nature of          Percentage of
Name and Address                   Beneficial Ownership         Common Stock(1)
of Beneficial Owner                        (2)
--------------------------------------------------------------------------------
Eugene O'Hagan                         1,675,000(2)                  1.05%
                                         Indirect
--------------------------------------------------------------------------------
Andrew Martyn-Smith                    4,525,000(2)                  2.83%
                                         Indirect
--------------------------------------------------------------------------------
David Willett                          5,410,000(2)                  3.38%
                                         Indirect
--------------------------------------------------------------------------------
All Officers and Directors as          11,610,000(2)                 7.25%
a Group (3 persons)                      Indirect
--------------------------------------------------------------------------------

      (1) the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 5, 2004. As of May 5, 2004, there were 148,914,616 shares of our common stock issued and outstanding.

      (2) The above ownership in each case consists of shares that may be acquired upon the exercise of stock options within 60 days of May 5, 2005.

EQUITY COMPENSATION PLAN INFORMATION

In 2004 we had equity compensation plans under which shares of our common stock have been authorized for issuance to our officers, directors, employees and eligible consultants. These equity compensation plans include our 2000 Stock Option Plan, our 2002 Nevada Plan, our 2002 Stock Incentive Plan, our 2003 Stock Incentive Plan, our 2004 Stock Incentive Plan and our 2005 Stock Incentive Plan. In May 2004 there were 4,424,666 options subject to plans established prior to 2004. We do not intend to issue options under these Plans in the future.

On March 31, 2004, we established our 2004 Nevada stock incentive plan (the "2004 Plan") and on January 27, 2005 established our 2005 Nevada stock incentive plan (the "2005 Plan"). Under both plans, we may grant common stock to our directors, officers, employees and consultants. The 2004 Plan calls for up to 15,000,000 shares while the 2005 Plan provides for 20,000,000. The maximum term of each Plan is ten years. Our board of directors will determine the terms and matters of any awards under the Plans including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of the grant. As of May 20, 2005 the number of options available for granting of options under the 2004 plan was 2,122,200 and none were available under the 2005 plan.

The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 8 of our financial statements included in this annual report.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Number of Securities
                                                                                                  Remaining Available for
                                                                                               Future Issuance Under Equity
                                  Number of Securities to be      Weighted-Average Exercise         Compensation Plans
                                    Issued Upon Exercise of     Price of Outstanding Options       (Excluding Securities
                                      Outstanding Options                                        Reflected in column (a))
----------------------------------------------------------------------------------------------------------------------------
Plan Category                                 (a)                            (b)                            (c)
----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans              3,944,666 Shares           $0.17 per Share of Common          2,122,200 Shares
Approved By Security Holders            of Common Stock                     Stock
----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not     10,984,000 Shares of Common     $0.09 per Share of Common          27,197,759 Shares
Approved By Security Holders                 Stock                          Stock
----------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MR. EDWARD HALIMI

Mr. Edward Halimi, now deceased, was one of our founders and a former director, president and chief executive officer of our company until June 30, 2001.

We subleased our Carpinteria facility on a month-to-month basis from a private company controlled by Mr. Halimi. This arrangement with Mr. Halimi's private company was terminated when Turbodyne Systems entered into a new sub-lease for these premises on July 1, 2001. The monthly rental paid prior to July 1, 2001 was $28,840 plus operating costs, including taxes, insurance and utilities. We agreed to the payment of a total of $118,761 on execution of the sub-lease to the landlord on account of late rent from March 31, 2001 to June 30, 2001, late rent fees, a late tax payment fee, attorney fees and an annual insurance payment. Mr. Halimi's estate remained a guarantor of our new lease for these premises. This lease has been terminated pursuant to an agreement with the landlord.

We had been a party to an employment agreement with Mr. Halimi dated August 1, 1997, as amended January 27, 1998, whereby Mr. Halimi was employed as our president and chief executive officer and the president and chief executive officer of Turbodyne Systems Inc., one of our subsidiaries. We ceased making payments to Mr. Halimi as required by the employment agreement in November 2000. We concluded a settlement agreement with Mr. Halimi dated effective as of January 29, 2003. Under the terms of this settlement agreement, Mr. Halimi agreed to release us from any liability under the employment agreement. In exchange for 45,000 shares of our Series X Preferred Stock issued to a private company under his control at a deemed price of $20 per share, for aggregate consideration of $900,000. We also exchanged 3,250,000 shares of common stock held by this private company into 32,500 shares of Series X Preferred Stock or an aggregate of 77,500 shares of Series X Preferred Stock. Each share of Series X Preferred Stock is identical to our common stock except that the shares are non-voting and are convertible at the option of the holder into one hundred shares of our common stock. Mr. Halimi agreed not to exercise his conversion rights to the extent that as a result of such conversion Mr. Halimi would own more than 0.5% of our outstanding common stock.

DIETER AND LARS NEUJEFFSKI

Dieter and Lars Neujeffski are brothers and both are former directors of Turbodyne. We issued 3,500,000 shares of our common stock to Lars Neujeffski, for which proper consideration was not received. Despite demand that these shares be returned, Mr. Neujeffski pledged these shares to a third party bank. An amount of $1,470,000 has been recorded as a selling, general and administration expense on our financial statements for the year ended December 31, 2001 in respect of this share issuance.

We also privately sold 3,142,048 shares to Mr. Dieter Neujeffski, between October 2000 and June 2001 at various prices ranging from $0.14 per share to $0.284 per share for total proceeds of $509,739. The prices of the stock issued were based on a discount to the market price of our common stock at the date of sale.

We entered into a settlement agreement with Dieter and Lars Neujeffski dated July 12, 2002. Under the terms of this agreement, we agreed pay to Dieter and Lars Neujeffski an amount of $152,078. Mr. Lars Neujeffski agreed to return his 3,500,000 shares registered in his name, subject to release by a third party bank to which the shares have been pledged as collateral by Mr. Neujeffski. We have completed all payments to Dieter and Lars Neujeffski, however the release of shares by the bank has not been affected to date. In addition, we have agreed to buy back the 3,142,000 shares in the name of Dieter Neujeffski at a price of $0.17 per share. This buy back arrangement has not been completed to date.

DAVID WILLETT

During 2004 we paid Enertran Systems, Inc., a consulting firm controlled by David Willet, our then Chief Operating Officer over $490,000. The amount includes a $340,000 bonus, paid out of the Honeywell settlement, as well as $165,000 for consulting fees for 2003 and 2004 as well as other charges.

We also paid Mr. Willett for a previously settled lawsuit brought by Mr. Willet for unpaid wages. The settlement was for cash, stock options and forgiveness of a $50,000 loan. In 2004 Mr. Willet received $26,000 and 10 year options to purchase 120,000 shares of our common stock at our exercise price of $0.10. We also purchased equipment from Enertran and Mr. Willett totaling approximately $11,400.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------
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

  4.4          Agreement and Plan of Merger.(9)

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

  10.6 Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc.(5)

  10.7 Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler. (6)

  10.8 Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn-Smith. (6)

  10.9 Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett. (6)

  10.10        2004 Stock Incentive Plan. (6)

  10.11 Consulting Agreement dated October 4, 2004 between the Registrant and Marsha Chandler.(8)

  10.12 Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer.(8)

  10.13 Settlement and Release Agreement dated September 14, 2004 among the Registrant and John King.(8)

  14.1         Code of Ethics.(5)

  21.1         List of Subsidiaries.(5)

  23.1         Consent of BDO Dunwoody LLP.

  23.2         Consent of Vasquez & Company, LLP

  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
(2) Filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 1999.
(3) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
(7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.
(8) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004.
(9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 25, 2005.

(B) CURRENT REPORTS ON FORM 8-K.

During the quarterly period ended December 31, 2004 we filed the following Form 8-K:

DATE OF FORM 8-K     DATE OF FILING WITH THE SEC    DESCRIPTION OF THE FORM 8-K
----------------     ---------------------------    ---------------------------
October 4, 2004            October 20, 2004                Press Release

The following reports on Form 8-K were filed since the last quarter of our fiscal year ended December 31, 2004:

DATE OF FORM 8-K     DATE OF FILING WITH THE SEC    DESCRIPTION OF THE FORM 8-K
----------------     ---------------------------    ---------------------------

December 17, 2004          January 4, 2005          Director resignation
September 1, 2005          October 25, 2005         Agreement and Plan of Merger
November 7, 2005           November 10, 2005        Change in Certified Public
                                                    Accountant

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

We have appointed a new auditor for the fiscal years ended 2004 and 2005 and no amounts were billed to us for any matter by this new firm for the two most recently completed fiscal years ended December 31, 2004 The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2004 for professional services rendered by the principal accountant for 2003 for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

     --------------------------------------------------------------------
                                   YEAR ENDED               YEAR ENDED
                               DECEMBER 31, 2004        DECEMBER 31, 2003
     --------------------------------------------------------------------
     Audit Related Fees             $214,022                 $102,000
     --------------------------------------------------------------------
     Tax Fees                       $  8,478                 $  7,000
     --------------------------------------------------------------------
     All Other Fees                 $ 20,000                 $     --
     --------------------------------------------------------------------
     Total                          $242,500                 $109,000
     --------------------------------------------------------------------

The total of $241,500 included $80,000 for our new auditors and $162,500 for our prior auditors. Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Turbodyne Technologies, Inc.


Dated: July 6, 2006                                 By: /s/ Albert F. Case, Jr.
                                                    ---------------------------
                                                    Albert F. Case, Jr,
                                                    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                               Date
---------                        -----                               ----


/s/ Albert F. Case, Jr           Chief Executive Officer,         July 6, 2006
---------------------------      Director
Albert F. Case, Jr


/s/ Andrew Martyn-Smith          Former Chief Executive Officer   July 6, 2006
---------------------------      Chief Financial Officer
Andrew Martyn-Smith              and Chief Accounting Officer



/s/ Debi Kokinos                 Chief Financial Officer          July 6, 2006
---------------------------      and Chief Accounting Officer
Debi Kokinos


/s/ Jason M. Meyers              Director                         July 6, 2006
---------------------------
Jason M. Meyers