Form 10QSB
period 2005-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2006-07-10
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 2005

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period                 to
                                   ----------------  -------------------


                        Commission File Number 000-21391

                          TURBODYNE TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

         NEVADA                                           95-4699061
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2848 SIOUX
VENTURA, CALIFORNIA                                                93001
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:              (805) 201-3133
                                                             --------------

                                 NOT APPLICABLE
                                 --------------
            (Former name, former address and former fiscal year end,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [] Yes [ x ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 320,559,444 shares of common stock issued and outstanding as of JUNE 13, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   NO  [X]

                         PART 1 - FINANCIAL INFORMATION





                              TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE THREE-MONTH PERIODS ENDED
                              MARCH 31, 2005 AND 2004
                              (UNAUDITED -- EXPRESSED IN US DOLLARS)

ITEM 1.           FINANCIAL STATEMENTS

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                               FOR THE THREE-MONTH PERIODS ENDED
                                                         MARCH 31, 2005 AND 2004
                                          (UNAUDITED -- EXPRESSED IN US DOLLARS)



                                                                       CONTENTS
  ------------------------------------------------------------------------------

  CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                         F-3

     Statements of Operations                                               F-4

     Statements of Capital Deficit                                          F-5

     Statements of Cash Flows                                               F-6

     Notes to the Financial Statements                                      F-7



  ------------------------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (EXPRESSED IN US DOLLARS)

                                                                    MARCH 31         December 31
                                                                        2005                2004
  -----------------------------------------------------------------------------------------------

  ASSETS                                                            (UNAUDITED)
  CURRENT
   Cash                                                            $       4,284    $       1,615
   Prepaid expenses and other current assets                               3,672           50,055
                                                                   -------------    -------------

        TOTAL CURRENT ASSETS                                               7,956           51,670
PROPERTY AND EQUIPMENT, net                                               36,074           45,002
CERTIFICATE OF DEPOSIT (NOTE 4(D))                                       240,000          240,000
                                                                   -------------    -------------

TOTAL ASSETS                                                       $     284,030    $     336,672
=================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
   Current portion of long-term debt (Note 3)                      $       6,923    $       6,460
   Accounts payable (Note 3)                                           2,314,906        2,226,102
   Accrued liabilities (Note 2(e))                                       250,935          285,935
   Provision for lawsuit settlements (Note 4)                          6,264,992        6,013,198
   Loans payable                                                         148,600          148,600
                                                                   -------------    -------------

        TOTAL CURRENT LIABILITIES                                      8,986,356        8,680,295

LONG-TERM DEBT (NOTE 3)                                                   25,498           27,054

DEFERRED LICENSING FEE                                                   358,170          363,726
                                                                   -------------    -------------

        TOTAL LIABILITIES                                              9,370,024        9,071,075
                                                                   -------------    -------------

CAPITAL DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            45,175 preferred shares in 2005 (2004 - 52,175)                   45               52
          168,965,355 common shares in 2005 (2004 - 160,157,955)         168,965          160,158
   Treasury stock, at cost (378,580 shares)                           (1,907,612)      (1,907,612)
   Additional paid-in capital                                        120,780,570      120,544,963
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (128,163,081)    (127,567,083)
                                                                   -------------    -------------

        TOTAL CAPITAL DEFICIT                                         (9,085,994)      (8,734,403)
                                                                   -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                              $     284,030    $     336,672
=================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.



  ------------------------------------------------------------------------------------------------

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED - EXPRESSED IN US DOLLARS)

  FOR THE THREE-MONTH PERIODS ENDED MARCH 31                              2005               2004
  -----------------------------------------------------------------------------------------------


LICENSING FEES                                                     $       5,556    $       5,556
                                                                   -------------    -------------

EXPENSES (RECOVERY)
   Selling, general and administrative                                   126,021         (300,505)
   Research and development costs                                        210,437          196,385
   Litigation expense                                                    257,081          781,108
   Depreciation and amortization                                           8,928           14,513
                                                                   -------------    -------------

       TOTAL EXPENSES                                                    602,467          691,501
                                                                   -------------    -------------

LOSS FROM OPERATIONS                                                    (596,911)        (685,945)

OTHER INCOME (EXPENSE)
   Settlement of litigation (Note 4)                                        --          6,375,000
   Interest income                                                         1,173             --
   Interest expense                                                       (1,030)          (2,070)
   Gain on sale of asset                                                     770            4,100
   Gain on settlement of term debt (Note 3)                                 --             43,360
                                                                   -------------    -------------

NET INCOME (LOSS)                                                  $    (595,998)   $   5,734,445
=================================================================================================

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED             $       (0.00)   $        0.04
=================================================================================================

WEIGHTED AVERAGE SHARES USED FOR BASIC INCOME (LOSS) PER SHARE       164,011,132      148,771,749
=================================================================================================

WEIGHTED AVERAGE SHARES USED FOR DILUTED INCOME (LOSS) PER SHARE     164,011,132      159,983,338
=================================================================================================










              The accompanying notes are an integral part of these
                       consolidated financial statements.



------------------------------------------------------------------------------------------------------------------------------

                                                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                                                                                         (UNAUDITED - EXPRESSED IN US DOLLARS)
------------------------------------------------------------------------------------------------------------------------------

                                        Preferred Stock              Common Stock                      Treasury Stock
                                ----------------------------------------------------------------------------------------------
                                  Shares          Amount         Shares         Amount               Shares         Amount
                                ----------------------------------------------------------------------------------------------

Balance,
  January 1, 2004                 97,175    $          97      148,771,749    $     148,772          378,580   $  (1,907,612)

Private placement
  of common stock                   --               --          1,000,000            1,000             --              --

Reversal of liability
  for settlement  of                --               --               --               --               --              --
  equity  instruments
  from prior periods
  (Note 2 (a))

Exercise of stock
  options                           --               --          2,935,000            2,935             --              --

Issuance of stock
  for services                      --               --            332,500              332             --              --

Issuance of stock
  for settlement of debt            --               --          2,589,036            2,589             --              --

Issuance of stock for
  settlement of legal               --               --          4,179,670            4,180             --              --
action (Note 4)

Issuance of stock
  options to
  non-employees                     --               --               --               --               --              --
  for services

Issuance of stock
  options to employees              --               --               --               --               --              --

Issuance of warrants
  to non-employees                  --               --               --               --               --              --

Escrow share returned
  to treasury                       --               --         (4,150,000)          (4,150)            --              --

Conversion of
  Preferred Series
  X share                        (45,000)             (45)       4,500,000            4,500             --              --

Net Income
  for the period                    --               --               --               --               --              --
------------------------------------------------------------------------------------------------------------------------------

BALANCE
  DECEMBER 31, 2004               52,175    $          52      160,157,955    $     160,158          378,580   $  (1,907,612)

Exercise of stock
  options (Note 2 (c))              --               --          8,107,400            8,107             --              --

Issuance of stock
  options to
   non-employees                    --               --               --               --               --              --
  for services
  (Note 2 (d))

Issuance of stock
  options to
  employees
  (Note 2 (d))                      --               --               --               --               --              --


Conversion of
  preferred
  Series X
  shares (7,000)                      (7)         700,000              700             --               --              (693)
  (Note 2 (c))

Net loss
  for the period                    --               --               --               --               --              --
------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  MARCH 31, 2005                  45,175    $          45      168,965,355    $     168,965          378,580   $  (1,907,612)
------------------------------------------------------------------------------------------------------------------------------







                             Additional        Other
                              Paid-in       Comprehensive     Accumulated        Capital
                              Capital           Income         Deficit          Deficit

Balance,
  January 1, 2004          $ 117,233,800    $      35,119   $(130,476,823)   $ (14,966,647)

Private placement
  of common stock                 48,678             --              --             49,678

Reversal of liability
  for settlement  of           2,134,322             --              --          2,134,322
  equity  instruments
  from prior periods
  (Note 2 (a))

Exercise of stock
  options                        103,989             --              --            106,924

Issuance of stock
  for services                    26,067             --              --             26,399

Issuance of stock
  for settlement of debt         209,963             --              --            212,552

Issuance of stock for
  settlement of legal            288,173             --              --            292,353
action (Note 4)

Issuance of stock
  options to
  non-employees                  268,192             --              --            268,192
  for services

Issuance of stock
  options to employees           172,343             --              --            172,343

Issuance of warrants
  to non-employees                59,741             --              --             59,741

Escrow share returned
  to treasury                      4,150             --              --               --

Conversion of
  Preferred Series
  X share                         (4,455)            --              --               --

Net Income
  for the period                    --               --         2,909,740        2,909,740

-------------------------------------------------------------------------------------------

BALANCE
  DECEMBER 31, 2004        $ 120,544,963    $      35,119   $(127,567,083)   $  (8,734,403)

Exercise of stock
  options (Note 2 (c))           132,293             --              --            140,400

Issuance of stock
  options to
   non-employees                  40,810             --              --             40,810
  for services
  (Note 2 (d))

Issuance of stock
  options to
  employees
  (Note 2 (d))                    63,197             --              --             63,197


Conversion of
  preferred
  Series X
  shares (7,000)                    --               --              --
  (Note 2 (c))

Net loss
  for the period                    --               --          (595,998)        (595,998)

-------------------------------------------------------------------------------------------

BALANCE,
  MARCH 31, 2005           $ 120,780,570    $      35,119   $(128,163,081)   $  (9,085,994)

-------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.



  --------------------------------------------------------------------------------------------------------

                                                             TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED - EXPRESSED IN US DOLLARS)


  FOR THE THREE-MONTH PERIODS ENDED MARCH 31                                       2005           2004
  --------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income (loss)                                                          $  (595,998)   $ 5,734,445

   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
      Amortization of deferred licensing fees                                      (5,556)        (5,556)
      Depreciation and amortization                                                 8,928         14,513
      Gain on settlement of debt                                                     --          (43,360)
      Gain on sale of asset                                                          --           (4,100)
      Recovery on lawsuit reserve from TST share sales (Note 4(a))                   --          (23,345)
      Stock option compensation  (Note 2)                                         104,007           --
      Liability in connection with settlement of equity instrument                   --         (406,000)
   (Increase) decrease in operating assets                                           --             --
       Prepaid expenses and other current assets                                   46,383        (74,906)
   Increase (decrease) in operating liabilities
       Accounts payable                                                            88,804     (1,399,539)
       Accrued liabilities and provision for lawsuit settlements                  216,794     (1,616,148)
                                                                              -----------    -----------
          Net cash provided by (used in) operating activities                    (136,638)     2,176,004
                                                                              -----------    -----------
INVESTING ACTIVITIES
   Purchase of property and equipment                                                --           (5,001)
   Proceeds on sale of assets                                                        --            4,100
                                                                              -----------    -----------
                 Net cash used in investing activities                               --             (901)
                                                                              -----------    -----------
FINANCING ACTIVITIES
   Net proceeds term debt                                                          (1,093)          --
   Repayment of loans payable                                                        --         (508,100)
   Proceeds from exercise of options                                              140,400           --
                                                                              -----------    -----------
          Net cash provided by (used in) financing activities                     139,307       (508,100)
                                                                              -----------    -----------

NET INCREASE IN CASH                                                                2,669      1,667,003

CASH, beginning of year                                                             1,615          2,145
                                                                              -----------    -----------
CASH, end of year                                                             $     4,284    $ 1,669,148
========================================================================================================


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year
       Interest                                                               $       692    $       788
       Income taxes                                                           $      --      $      --

SUPPLEMENTARY DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Accounts payable transfer to loans payable                                 $      --      $   159,386
   Liability in connection with settlement
   of equity  instruments (Note 2)                                            $      --      $   581,000

   Return of asset to settle term debts                                       $      --      $    76,082






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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS

   Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines. The Company had a period of activity during 2004 and early 2005. Lack of funds caused the Company to gradually curtail its operations until it ceased almost all activities. In March 2005 the Company moved out of the business premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable.

   The Company had no current business operations, place of business and no employees when in September 2005, new management took control with the purpose of attempting to resurrect the Company's business and seek financing for such purpose. The Company entered a merger agreement in September 2005 that resulted in new management, which is examining alternatives for financing, and fulfilling its working capital needs based on its working capital projections.

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


   BASIS OF PRESENTATION

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

   These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2004 and 2003 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $128,163,081 at March 31, 2005 and a total capital deficit of $9,085,994 at March 31, 2005. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., and Electronic Boosting Systems Inc. All intercompany accounts and transactions have been eliminated on consolidation.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

              Machinery and equipment        - 7 to 15 years
              Transportation equipment       - 5 years
              Furniture and fixtures         - 5 to 10 years
                                             - length of lease, not to exceed
              Leasehold improvements           economic lifelength of lease, not
                                               to exceed

   LICENSES

   Licenses were recorded at cost and were being amortized at $208,000 per year over their estimated useful life, which was estimated to be five years. At December 31, 2003, management determined that the licenses had been impaired and a $624,000 impairment provision was recorded.

   VALUATION OF LONG-LIVED ASSETS

   The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2005 and 2004.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   RECOGNITION OF REVENUE

   License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended March 31, 2005 $5,556 ($5,556 - 2004) of licensing fees was recognized as income.


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


   STOCK-BASED COMPENSATION

   Prior to January 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

   Effective January 1, 2005 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


   STOCK-BASED COMPENSATION - CONTINUED

   SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the quarter ended March 31, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

   If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the quarter ended March 31, 2004, the pro forma on net income and net income per share would have been as follows, as previously disclosed:

                                                         Quarter ended
                                                           March 31,
                                                             2004
                                                        --------------

         Net income, as reported                        $   5,734,445
         Add: Stock based employee
           compensation expense included
           in reported net income, net of
           related tax effects                                    --

         Deduct:  Total Stock-based employee
           compensation expense determined
           under fair-value based method for
           all awards not included in net income                  --
                                                        -------------

         Pro-forma net income (loss)                    $   5,734,445
                                                        =============
         Income (loss) per share:
           Basic and diluted - as reported              $        0.04
                                                        -------------
          Basic and diluted - proforma                  $        0.04
                                                        -------------

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

   COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
   (loss) approximated comprehensive income for the quarter ended March 31, 2005 and 2004.

   LEGAL FEES

   The Company expenses legal fees in connection with litigation as incurred.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL

   Transactions not disclosed elsewhere in these consolidated interim nancial statements are as follows:

   a) Authorized Capital

      At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares. Prior to this increase in authorized capital, the Company's potentially diluted common shares exceeded the authorized shares. Immediately prior to the increase in authorized capital, the Company had recorded $2,134,322 in accrued liabilities to account for the potential cash settlement of these financial instruments. As of June 30, 2004, the Company has reversed the $2,134,322 accrued liabilities since the potentially diluted common shares do not exceed authorized capital.

   b) In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of March 31, 2005 45,175 of Series X preferred shares convertible into 4,517,500 common shares are outstanding

   c) During the three months ended March 31, 2005, the Company issued 8,807,400 shares of common stock, 8,107,400 for exercise of options and 700,000 for conversion of 7,000 preferred shares.

   d) Stock Options

      The following summarizes information relating to stock options outstanding at March 31, 2005:


                                                2005

                                NON-EMPLOYEES        EMPLOYEES & DIRECTORS            TOTAL
                         --------------------------------------------------------------------------

                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                         AVERAGE                  AVERAGE                   AVERAGE
                                        EXERCISE                  EXERCISE                 EXERCISE
                            OPTIONS      PRICE      OPTIONS        PRICE      OPTIONS       PRICE
                         --------------------------------------------------------------------------
Outstanding at
  beginning of
  year                    4,651,666    $   0.11    10,277,000    $   0.11    14,928,666    $   0.11

  Granted                 1,300,000        0.02    16,010,000        0.02    17,310,000        0.02
  Exercised              (1,300,000)       0.02    (6,807,400)       0.02    (8,107,400)       0.02
  Expired                   (25,000)       0.30      (150,000)       0.30      (175,000)       0.30
                         --------------------------------------------------------------------------
  Options outstanding
    and Exercisable
    at end of year        4,626,666    $   0.12    19,329,600    $   0.06    23,956,266    $   0.08
                         ==========================================================================
  Weighted average
  fair value of
  options  granted
  during the period                   $   0.02                   $      0.02               $   0.02
                         ==========================================================================

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

2. SHARE CAPITAL - CONTINUED

   d) Stock Options - Continued

      As of March 31, 2005, there was no unrecognized compensation costs since all options granted under the stock option plans were completely vested. Also, the options outstanding did not have an intrinsic value since the exercise price of all options is greater than the current market price.

      2005 STOCK INCENTIVE PLAN

      On January 11, 2005, the Company established the 2005 Nevada stock incentive plan (the "2005 Plan"). Under the 2005 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 20,000,000 shares. The maximum term of the 2005 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2005 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 70% of the fair market value of the common shares of the Company on the date of grant. As of March 31, 2005 the number of unoptioned shares available for granting under the plan was 2,690,000.

      2004 STOCK INCENTIVE PLAN

      On April 8, 2004, the Company established the 2004 Nevada stock incentive plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of March 31, 2005 the number of unoptioned shares available for granting under the plan was 1,703,500.

      2003 STOCK INCENTIVE PLAN

      On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of March 31, 2005, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   d) Stock Options - Continued

      GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES The Company has recorded $40,810 of compensation expense relating to stock options issued to non-employees for services rendered during the period.

      The per share weighted average fair value of stock options granted for the three-months ended March 31, 2005 of $0.01, $0.02 and $0.04, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil; expected volatility of 141%, 159% and 163%; risk-free interest rate of
      2.89 and 3.75%, and expected life of 1 year and 5 years.

      GRANT OF STOCK OPTIONS TO EMPLOYEES FOR SERVICES

      Prior to January 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value method, compensation cost is measured as the excess of, if any, of the market price of the Company's common stock at the date of grant, or at any subsequent measurement date, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Under the intrinsic value method, the Company was not required to recognize stock-based compensation. Effective January 1, 2005 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

      Upon our adoption of SFAS(R), we recorded $63,197 of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in January 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2004.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   d) Stock Options - Continued

      The per share weighted average fair value of stock options granted to employees during 2005 was $0.02, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility from 163%; risk-free interest rate from 3.75%; and an expected life of 5 years. Effective from the date of the option repricing, the Company regularly remeasures compensation expense for the options where there has been a substantive change and modification to such options. No compensation expense was recorded as a result of repricing of options in the prior years.


   e) Stock Purchase Warrants

      At March 31, 2005, the Company had 11,446,563 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing.

      Details of share purchase warrants issued and expired during the quarter ended March 31, 2005 are as follows:

                                                                Weighted
                                                                Average
                                                               Exercise
                                                Warrants          Price
                                           -----------------------------

    Outstanding at December 31, 2004          15,084,922         $ 0.30
       Expired                               (3,638,359)           0.48
                                           -----------------------------

    Outstanding at March 31, 2005             11,446,563         $ 0.24
                                           -----------------------------

   Warrant Expiration Date Extension

      In November 2004, the Company extended the term for 3,564,273 warrants outstanding by one year previously expiring as follows:


                Exercise Price               Number     Expiration Date
               --------------- -------------------- ------------------
                        $0.12            1,100,000      April 11, 2006
                        $0.22              464,273        July 2, 2005
                        $0.22            2,000,000       June 24, 2005
               --------------- -------------------- ------------------

                                         3,564,273
               --------------- -------------------- ------------------

      The warrants were extended for a financing fee provided to the Company in prior periods and were valued at $122,635 using the Black-Scholes option-pricing model with the following assumptions in 2005: expected dividend yield Nil%; expected volatility of 117%; risk-free interest rate of 2.18% and an expected life of one year. The full value of the warrants was included in accrued liabilities as at March 31, 2005.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


3. LONG-TERM DEBT

   During the quarter ended September 30, 2004, the Company entered into a loan agreement collateralized by an automobile for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly; the last payment of $707 is due August 4, 2009.

   Subsequent to March 31, 2005 the Company was unable to make the payments so the bank repossessed the automobile and sold it at auction. The Company currently owes $17,428 which is the difference between the note payable and the sales price and is included in accounts payable.

   During 2004, the Company returned an asset that was not in use as a settlement of outstanding note payable and recorded a gain on the debt settlement of $43,360.

--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES

   The Company is party to various legal claims and lawsuits that have arisen in the normal course of business. Except for the settlement of the dispute with Honeywell as described in Note 4 (c), there have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

   LITIGATION

   a) TST, INC.

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

      ii) Issued 2,000,000 shares of common stock to TST; valued at $700,000 based on the common share trading price at the date the agreement was entered into; ----

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

   a) TST, Inc. - Continued

      iii) Agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

      iv) Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which have reduced the provision for lawsuit settlement by $23,345.

      At March 31, 2005, the Company has included $4,832,572 (December 31, 2004
      - $4,766,656) in regard to this matter in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

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

      The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES - CONTINUED

   c) Honeywell International, Inc.

      We entered into the Settlement Agreement with Honeywell effective January 23, 2004. The Settlement Agreement resolved disputes between us and Honeywell that were the subject of arbitration proceedings initiated by Honeywell in June 2001 (the "Arbitration") and federal litigation commenced by us against Honeywell in August 2001 (the "Federal Litigation"). Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to $2,125,000 of contingency legal fees, $60,000 of legal costs, and $911,030 owed to certain of our creditors and lienholders. The Directors also elected to pay the following amounts directly from settlement proceeds:
      $633,070 owed to note holders and $1,290,000 in bonuses to officers and employees. We received $3,480,900 ($4,770,900 less $1,290,000) which is the full settlement amount less legal fees, creditor liens, note payments and settlement bonuses. The Settlement Agreement also includes mutual releases of our Company and Honeywell in favor of the other and certain indemnification agreements. No payments were required to be made by us to Honeywell pursuant to the Settlement Agreement.

   d) Former Officer

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


      During 2004 the Company issued the 4,000,000 shares. Mr. Hofbauer has sold 2,600,000 shares and released $125,000 of the Certificate of Deposit. Subsequent to March 31, 2005 Mr. Hofbauer claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares are to be returned to the Company.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                         MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES - CONTINUED

   e) Former Director

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

      The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At March 31, 2005, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

   f) Other

      The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.


5. SUBSEQUENT EVENT

   New management took control pursuant to a merger completed as of September 9, 2005 pursuant to which a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC that is obligated to provide the services of Mr. Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became president and chief executive officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary in the event the Company issues any securities related directly or indirectly to pre-merger events.

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


GENERAL

We are filing this quarterly report on Form 10-QSB late. Information contained herein is as of March 31, 2005 and, in some instances, as of April or May 2005 or the latest practicable date for these items. Where appropriate the Company has supplied additional information to discuss subsequent events.

At the time this late-filed document was prepared, the person who had been Chief Executive Officer and Chief Financial Officer was no longer with the Company. No prior corporate officers or Directors participated in the preparation of this document. The non-financial portion of this document is a re-construction of events from records remaining with the Company after the departure of prior management and was prepared by new management with some assistance of prior employees.

OVERVIEW

 As discussed below, we suspended our business operations in April 2005 due to a lack of funds. We are an engineering Company and have been engaged, for over ten years, in the design and development of forced-air induction (air-charging) technologies that improve the performance of gas and diesel internal combustion engines. Optimum performance of an internal combustion engine requires a proper ratio of fuel to air. Power available from the engine is reduced when a portion of the fuel is not used. In a wide range of gas and diesel engines additional air is needed to achieve an optimal result. The traditional engineered solution for this problem is to use belts or exhaust gas (superchargers or turbochargers) to supply additional air to an engine. Turbodyne, instead, uses electric motors to supply additional air. Because an electric motor can be engaged more quickly, compared to the mechanical delays inherent in a belt or exhaust gas device, Turbodyne's products reduce this `turbolag' and otherwise adds to the effectiveness of gas and diesel engines used in automotive, heavy vehicle, marine, and other internal combustion installations. If we obtain financing we intend to continue the development of our products.


RECENT AND POST QUARTER CORPORATE DEVELOPMENTS

While we were in operations for the quarter ended March 31, 2005, these operations were limited by a lack of funds, which ultimately led to the suspension of our business. Set forth below are recent corporate developments:


      1. We became unable to sustain our business operations due to a lack of financing and our working capital deficit. In April 2005 we had to lay off our employees and vacated our premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable. The suspension of business also included the suspension of work on the development of our products and technologies.

      2. On June 7, 2005 the Company's remaining cash was claimed in connection with a litigation settlement and prior attachment.

Our plan of operations in April 2005 was to obtain the necessary financing to resume our business operations. In addition to the financing for our operations and development of our products we intend to use financing to:

      1. settle all legal proceedings that are currently against us, as disclosed in Item 3 of Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2004. Our objective is to remove the uncertainty and potential liabilities associated with these legal proceedings. There is no assurance that we will be successful;

      2. negotiate our outstanding accounts payable and accrued liabilities with our creditors. If we are unable to obtain financing we may need to seek relief under the appropriate statutes.

SUBSEQUENT CHANGE OF CONTROL AND NEW EFFORTS

On September 9, 2005 a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary pursuant to an AGREEMENT AND PLAN OF MERGER (the "Agreement"). Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("CONSULTING AGREEMENT") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events.

The new management has obtained some additional financing and has resumed limited business activity including:

      o     Updating our financial statements and required SEC filings
      o     Assessment of our technology including patents and other rights
      o     Limited development of our Turbopac(TM) product line
      o Review and negotiate to settle outstanding litigation and liabilities.
      o     Formulating business and marketing plans

There is no assurance we will be able to obtain sufficient financing to implement full scale operations.

RESULTS OF OPERATIONS

                            ----------------------------------------------------

                                       First Quarter Ended March 31
                            ----------------------------------------------------
                                                                      Percentage
                               2005                 2004              Increase /
                                                                      (Decrease)
                            ---------------- -------------------- --------------
Total Income                 $  5,556             $  5,556                Nil
Operating Expenses          ($602,467)           ($691,501)             (13%)
Net Loss from Operations    ($596,911)           ($685,945)             (13%)
Other Income, net            $    913           $6,420,390             (100%)
                            ================ ==================== ==============
Net Income (Loss)           ($595,998)          $5,734,445             (110%)
                            ================ ==================== ==============

We had a net loss for the three months ended March 31, 2005 compared to net income for the three months ended March 31, 2004. This occurred primarily because we recorded a one time recovery related to the Honeywell settlement in the amount of $6,375,000 under Other Income for the three months ended March 31, 2004 but had no significant Other Income in the comparable quarter of 2005. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues.

NET REVENUE

                         -------------------------------------------------------

                                     First Quarter Ended March 31
                         ----------------- -------------------- ----------------
                                                                    Percentage
                             2005                 2004              Increase /
                                                                    (Decrease)
                         ----------------- -------------------- ----------------

License Fee                 $5,556               $5,556                Nil
                         ================= ==================== ================

During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, as of March 31, 2005, $5,556 ($5,556 -
2004) of licensing fees were recognized as income. Corporate revenues will depend on our ability to perform effective operations.
Other Income

We recorded in non-operating income; a recovery related to the Honeywell settlement in the amount of $6,375,000 for the three months ended March 31, 2004. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to $2,125,000 of contingency legal fees.

COSTS OF SALES

Because we had no sales in 2004 and 2005, we did not have any costs of sales during any portion of these years.


OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:

                             ---------------------------------------------------

                                       First Quarter Ended March 31
                             ------------- ------------------- -----------------
                                                                     Percentage
                                2005                2004             Increase /
                                                                     (Decrease)
                             --------------- ------------------- ---------------

Selling, General and
  Administrative Expenses     $126,021           ($300,505)            142%
Research and Development
  Expenses                    $210,437            $196,385            7.15%
Litigation Expenses           $257,081            $781,108             (67%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead. Selling expenses were minimal and reflected the fact that none of our products are being commercially sold at present.



RESEARCH AND DEVELOPMENT

Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the three months ended March 31, 2005 are associated with the development of our Turbopac product.



LITIGATION EXPENSE

We had litigation expenses of $257,081 during the three months ended March 31, 2005. The most significant component of our litigation expense was the accrual of a potential liability for the termination of an employment contract.

We included in litigation expense items paid from the Honeywell settlement for the three months ended March 31, 2004. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to $2,125,000 of contingency legal fees, $60,000 of legal costs, and $1,290,000 in bonuses to officers and employees. Our litigation expenses are attributable to our involvement in several ongoing legal proceedings. Litigation expenses during the balance of 2005 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja.



STOCK BASED COMPENSATION

Stock based compensation included in expenses was $104,007 for the three months ended March 31, 2005. We did not rely on stock based compensation during the three month period ended March 31, 2004.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

FINANCIAL CONDITION


CASH AND WORKING CAPITAL

                              ------------------- --------------------- -----------------------
                                                                                Percentage
                               At March 31, 2005  At December 31, 2004    Increase / (Decrease)
                              ------------------- --------------------- -----------------------
Current Assets                            $7,956               $51,670            (85%)
Current Liabilities                 ($8,986,356)          ($8,680,295)              4%
Working Capital Deficit             ($8,978,400)          ($8,628,625)              4%
                              =================== ===================== =======================



We had cash of $4,284 as of March 31, 2005 compared with cash of $1,615 as of December 31, 2004. The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in accounts payable and provision for lawsuit settlements as discussed below.



LIABILITIES

                         ------------------ ---------------------- -----------------------
                         At March 31, 2005   At December 31, 2004         Percentage
                                                                     Increase / (Decrease)
                         ------------------ ---------------------- -----------------------
Provision for Lawsuit
  Settlements                   $6,264,992             $6,013,198             4%
Accounts Payable                $2,314,906             $2,226,102             4%
Accrued Liabilities               $250,935               $285,935            (12%)
Short-Term Loans                  $148,600               $148,600             Nil
Long-Term Debt                     $32,421                $33,514            (3%)
                         ================== ====================== =======================


Our accounts payable and accrued liabilities remain substantial due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Short-term loans are unsecured, non-interest bearing advances that we anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.

CASH FLOWS

                                       --------------------------------------
                                             Three Months Ended March 31
                                       --------------------------------------
                                              2005                      2004
                                              ----                      ----
Net Cash provided by (used in)
  Operating Activities                   ($136,638)               $2,176,004
Net Cash used in Investing
  Activities                                 Nil                       ($901)
Net Cash provided by (used in)
  Financing Activities                    $139,307                 ($508,100)
Net Increase in Cash During Period          $2,669                $1,667,003
                                       =====================================


The decrease in cash used in operating activities was due to the 2004 use of the Honeywell settlement proceeds to decrease liabilities for the three months ended March 31, 2004 and the fact that we had almost no cash to use in 2005.

CASH USED IN FINANCING ACTIVITIES

The increase in cash from financing activities is due to the exercise of options in 2005 and the loan payments in 2004.


FINANCING REQUIREMENTS

We will require further financing if we are to resume our business operations. We anticipate that any future financing will be achieved by sales of additional shares of our common stock or other equity securities. These sales will result in significant dilution to our current stockholders. In the event that we are unable to raise additional financing on acceptable terms, then we may not be able to resume our business operations.

We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales or licensing our products exceed our increased operating expenses. We base this, in part, on the fact that we will incur substantial expenses as we resume and increase business activity. We do not believe we will generate offsetting revenues for some period of time after resuming full scale development. Moreover, there is no assurance that we will generate revenues that exceed these expenses.

GOING CONCERN
We currently have minimal cash and working capital resources. We do not have adequate financial resources to enable us to resume or continue our business operations without additional financing. Our current sources of working capital are not sufficient for us to resume business operations. We may not be able to obtain additional financing on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,163,081 at March 31, 2005. We have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, and are subject to lawsuits brought against us by shareholders and other parties. Based on our projected cash flows for the ensuing year, we will be required to obtain additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.



CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC on July 7, 2006. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include stock-based compensation and legal contingencies as explained below.

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,163,081 at March 31, 2005, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to resume operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.


STOCK BASED COMPENSATION

Prior to January 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No.148 "Accounting for Stock-Based Compensation--Transition and Disclosures." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

Effective January 1, 2005 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the quarter ended March 31, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.


REVENUE RECOGNITION

Prior to the suspension of our operations, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. The proceeds from the sale of prototypes are recognized, upon shipment of the prototype, as a reduction of the research and development expense.


RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. The proceeds from the sale of prototypes are recognized, upon shipment of the prototype, as a reduction of the research and development expense.


NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  CONTROLS AND PROCEDURES.



(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).These controls are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These officers have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective at a reasonable assurance level for a Company with substantially no activities and no personnel. The Company believes it must devise new procedures as it increases its activity and its personnel. . As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), The term "internal control over financial reporting" is a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      The Company's Chief Executive Officer and Chief Financial Officer believed that for the limited operations of the Company internal controls over financial reporting were adequate to provide reasonable assurance at yearend. Nevertheless these controls indicated substantial weakness that must be rectified if the Company increased operations, including a lack of segregation of duties.

      During our fiscal quarter ended March 31, 2005, the officers determined that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

  EXHIBIT
  NUMBER
             DESCRIPTION OF EXHIBIT
-------   ----------------------------------------------------------------------
   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------   ----------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Turbodyne Technologies, Inc.

Dated:   July 7, 2006                              BY: /S/ ALBERT F. CASE, JR.
                                                   ---------------------------
                                                   Albert F. Case, Jr,
                                                   Chief Executive Officer





                                                   BY: /S/ DEBI KOKINOS
                                                   --------------------
                                                   Debi Kokinos
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer