Form 10QSB
period 2005-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2006-07-10
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended JUNE 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period                 to
                                            ----------------  ------------------


Commission File Number     000-21391
                           ---------

                           TURBODYNE TECHNOLOGIES INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                      95-4699061
 ------------------------------                --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


2848 SIOUX AVENUE,
VENTURA, CALIFORNIA                                      93001
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:      (805) 201-3133
                                                     ---------------

                                 NOT APPLICABLE
                                 --------------
            (Former name, former address and former fiscal year end,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 320,559,444 shares of common stock issued and outstanding as of MAY 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.



                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


                                    CONTENTS
--------------------------------------------- ----------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                    F-3

     Statements of Operations                                          F-4

     Statements of Capital Deficit                                     F-5

     Statements of Cash Flows                                          F-6

     Notes to the Financial Statements                                 F-7



----------------------------------------------------------------------------------------------

                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                                 JUNE 30          December 31
                                                                    2005                 2004
----------------------------------------------------------------------------------------------

ASSETS
CURRENT
     Cash                                                       $         458    $       1,615
     Prepaid expenses and other current assets                          1,272           50,055
                                                                -------------    -------------

          TOTAL CURRENT ASSETS                                          1,730           51,670
PROPERTY AND EQUIPMENT, net                                            34,754           45,002

CERTIFICATE OF DEPOSIT (NOTE 4(D))                                       --            240,000
                                                                -------------    -------------

TOTAL ASSETS                                                    $      36,484    $     336,672
==============================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Current portion of long-term debt (Note 3)                 $      32,525    $       6,460
     Accounts payable (Note 3)                                      2,375,177        2,226,102
     Accrued liabilities (Note 2)                                     512,935          285,935
     Provisions for lawsuit settlements (Note 4)                    6,300,273        6,013,198
     Loans payable                                                    148,600          148,600
                                                                -------------    -------------

          TOTAL CURRENT LIABILITIES                                 9,369,510        8,680,295

LONG-TERM DEBT (NOTE 3)                                                  --             27,054

DEFERRED REVENUE                                                      352,614          363,726
                                                                -------------    -------------

          TOTAL LIABILITIES                                         9,722,124        9,071,075
                                                                -------------    -------------

CAPITAL DEFICIT
     Share Capital (Note 2)
         Authorized
                1,000,000 preferred shares, par value $0.001
                1,000,000,000 common shares, par value $0.001
         Issued
            45,175 (52,175 - 2004) preferred shares                        45               52
            171,674,355 (160,157,955 - 2004) common shares            171,674          160,158
     Treasury stock, at cost (378,580 shares)                      (1,907,612)      (1,907,612)
     Additional paid-in capital                                   120,906,209      120,544,963
     Accumulated other comprehensive income -
         foreign exchange translation gain                             35,119           35,119
     Accumulated deficit                                         (128,891,075)    (127,567,083)
                                                                -------------    -------------

          TOTAL CAPITAL DEFICIT                                    (9,685,640)      (8,734,403)
                                                                -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                           $      36,484    $     336,672
==============================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


----------------------------------------------------------------------------------------------------------------

                                                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                            THREE-MONTH                          SIX-MONTH
                                                           PERIODS ENDED                       PERIODS ENDED
                                                              JUNE 30                             JUNE 30
                                                       2005             2004              2005              2004
----------------------------------------------------------------------------------------------------------------


REVENUE

      Licensing fees                            $       5,556    $       5,556    $      11,112    $      11,112
                                                -------------    -------------    -------------    -------------


              TOTAL REVENUE                             5,556            5,556           11,112           11,112
                                                -------------    -------------    -------------    -------------


EXPENSES (RECOVERY)
     Selling, general and administrative              200,742          262,579          326,763          (37,314)
     Research and development                         161,049          257,865          371,486          454,250
     Litigation expense                               371,102          514,732          628,184        1,295,840
     Depreciation and amortization                      1,320           14,513           10,248           29,026
                                                -------------    -------------    -------------    -------------

         TOTAL EXPENSES                               734,213        1,049,689        1,336,681        1,741,802
                                                -------------    -------------    -------------    -------------


LOSS FROM OPERATIONS                                 (728,657)      (1,044,133)      (1,325,569)      (1,730,690)
OTHER INCOME (EXPENSES)
     Settlement of litigation (Note 4)                   --               --               --          6,375,000
     Interest expense                                    --             (3,162)          (1,030)          (5,232)
     Interest Income                                      663            7,220            1,837            7,832
     Gain (loss) on sale of asset                      (4,471)             770             (371)
     Gain  on  settlement  of  term  debt                --               --               --             43,360
     (Note 3)
                                                -------------    -------------    -------------    -------------

NET INCOME (LOSS) FOR THE PERIOD                $    (727,994)   $  (1,044,546)   $  (1,323,992)   $   4,689,899
                                                ================================================================

Income (loss) per common share


 BASIC AND DILUTED                              $       (0.00)   $       (0.01)   $       (0.01)   $        0.03
================================================================================================================
WEIGHTED AVERAGE SHARES USED FOR BASIC INCOME
(LOSS) PER SHARE                                  171,262,122      148,771,749      167,685,557      148,771,749
================================================================================================================
WEIGHTED AVERAGE SHARES USED FOR DILUTED
INCOME (LOSS) PER SHARE                           171,262,122      148,771,749      167,685,557      160,012,360
================================================================================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements.



----------------------------------------------------------------------------------------------------------------------------

                                                                               TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                  CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                                                                                       (UNAUDITED - EXPRESSED IN US DOLLARS)

                                     Preferred Stock                 Common Stock                     Treasury Stock
                              ----------------------------------------------------------------------------------------------
                                 Shares         Amount          Shares           Amount              Shares      Amount
----------------------------------------------------------------------------------------------------------------------------

BALANCE,
JANUARY 1, 2004                  97,175    $          97      148,771,749    $     148,772          378,580   $  (1,907,612)

Private placements of
  common stock                     --               --          1,000,000            1,000             --              --

Reversal of liability
  for settlement of                --               --               --               --               --              --
  equity instruments
  from  prior  periods
  (Note 2(a))

Exercise of stock
  options                          --               --          2,935,000            2,935             --              --

Issuance of stock
  for services                     --               --            332,500              332             --              --

Issuance of stock
  for debt                         --               --          2,589,036            2,589          209,963            --

Issuance of stock for
  settlement  of                   --               --          4,179,670            4,180             --              --
  awsuit  (Note 4)

Issuance of stock
  options to                       --               --               --               --               --              --
  non-employees
  for services

Issuance of warrants
  to non-employees                 --               --               --               --               --              --
  for services

Issuance of stock
  options to employees             --               --               --               --               --              --

Conversion of preferred
  Series X shares               (45,000)             (45)       4,500,000            4,500             --              --

Escrow shares                      --               --         (4,150,000)          (4,150)            --              --

Net loss for the year              --               --               --               --               --              --
                              ----------------------------------------------------------------------------------------------
BALANCE,
   DECEMBER 31, 2004             52,175               52      160,157,955          160,158          378,580      (1,907,612)

Exercise of stock
  options (Note 2 (c))             --               --         10,816,400           10,816             --              --

Issuance of stock
  options to                       --               --               --               --               --              --
  non-employees
  for services
  (Note 2 (d))

Issuance of stock
  options to
  employees                        --               --               --               --               --              --
  (Note 2 (d))

Conversion of
  preferred
  Series X shares                (7,000)              (7)         700,000              700             --              --
  (Note 2 (c))

Net loss for
  the period                       --               --               --               --               --              --
                              ----------------------------------------------------------------------------------------------
BALANCE,
  JUNE 30, 2005                  45,175    $          45      171,674,355    $     171,674          378,580   $  (1,907,612)
============================================================================================================================






                            Additional        Other
                             Paid-in         Comprehensive   Accumulated       Capital
                             Capital            Income        Deficit          Deficit
------------------------------------------------------------------------------------------


BALANCE,
JANUARY 1, 2004           $ 117,233,800    $      35,119   $(130,476,823    $ (14,966,647)

Private placements of
  common stock                   48,678             --              --             49,678

Reversal of liability
  for settlement of           2,134,322             --              --          2,134,322
  equity instruments
  from  prior  periods
  (Note 2(a))

Exercise of stock
  options                       103,989             --              --            106,924

Issuance of stock
  for services                   26,067             --              --             26,399

Issuance of stock
  for debt                         --            212,552

Issuance of stock for
  settlement  of                288,173             --              --            292,353
  awsuit  (Note 4)

Issuance of stock
  options to                    268,192             --              --            268,192
  non-employees
  for services

Issuance of warrants
  to non-employees               59,741             --              --             59,741
  for services

Issuance of stock
  options to employees          172,343             --              --            172,343

Conversion of preferred
  Series X shares                (4,455)            --              --               --

Escrow shares                     4,150             --              --               --

Net loss for the year              --               --         2,909,740        2,909,740
                            --------------------------------------------------------------
BALANCE,
   DECEMBER 31, 2004        120,544,963           35,119    (127,567,083)      (8,734,403)

Exercise of stock
  options (Note 2 (c))          178,196             --              --            189,012

Issuance of stock
  options to                     41,991             --              --             41,991
  non-employees
  for services
  (Note 2 (d))

Issuance of stock
  options to
  employees                     141,752             --              --            141,752
  (Note 2 (d))

Conversion of
  preferred
  Series X shares                  (693)            --              --               --
  (Note 2 (c))

Net loss for
  the period                       --               --        (1,323,992)      (1,323,992)
                            --------------------------------------------------------------
BALANCE,
  JUNE 30, 2005           $ 120,906,209    $      35,119   $(128,891,075    $  (9,685,640)
==========================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements



--------------------------------------------------------------------------------------------------

                                                     TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED - EXPRESSED IN US DOLLARS)



FOR THE SIX-MONTH PERIODS ENDED JUNE 30                                    2005           2004
--------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income (loss)                                                 $(1,323,992)   $ 4,689,899
     Adjustments to reconcile net loss for the  period  to net cash provided by
       (used in) operating activities:
        Amortization of deferred licensing fees                            (11,112)       (11,112)
        Depreciation and amortization                                       10,248         29,026
        Gain on settlement of term debt                                       --          (43,360)
        Loss on sale of asset                                                 --              371
        Recovery on lawsuit reserve from TST share sales (Note 4(a))          --          (23,345)
        Stock option compensation                                          183,743         42,476
        Liability in connection with settlement of equity instrument          --         (406,000)
     Increase in current assets
         Prepaid expenses and other current assets                         288,783        (83,844)
     Increase (decrease) in current liabilities
         Accounts payable                                                  149,075     (1,496,962)
         Accrued liabilities and provisions for lawsuit settlements        514,075     (1,161,703)
                                                                       --------------------------

            Net cash provided by (used in) operating activities           (189,180)     1,535,446
                                                                       --------------------------
INVESTING ACTIVITIES
      Purchase of property and equipment                                      --          (87,371)
      Proceeds on sale of assets                                              --            4,100
                                                                       --------------------------
                   Net cash used in investing activities                      --          (83,271)
                                                                       --------------------------
FINANCING ACTIVITIES
     Repayment of loans payable                                               --         (504,938)
     Net payments of term debts                                               (989)          --
     Exercise of Stock Options                                             189,012           --
                                                                       --------------------------

            Net cash provided by (used in) financing activities            188,023       (504,938)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,157)       947,237

CASH AND CASH EQUIVALENTS, beginning of period                               1,615          2,145
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                               $       458    $   949,382
==================================================================================================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period
         Interest                                                      $     1,030    $       788
         Income taxes                                                  $      --      $     7,200

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
     Accounts payable transfer to loans payable                        $      --      $   159,386
     Return of asset to settle term debt                               $      --      $    76,082
     Liability in connection with settlement of
       equity instruments                                              $      --      $   581,000
     Reversal of liability in connection with
       settlement of equity instruments                                $      --      $ 2,134,322
==================================================================================================





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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $128,891,075 at June 30, 2005 and a total capital deficit of $9,685,640 at June 30, 2005. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


   RECOGNITION OF REVENUE

   License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the six-month period ended June 30, 2005 $11,112 ($11,112 - 2004) of licensing fees was recognized as income.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


   STOCK-BASED COMPENSATION - CONTINUED

   SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the quarter ended June 30, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the six-month period ended June 30, 2004, the pro forma on net income and net income per share would have been as follows, as previously disclosed:

                                                                   Quarter ended
                                                                 ---------------
                                                                   June 30, 2004

       Net Income, as reported                                      $ 4,689,899
       Add: Stock based employee compensation expense included
                in reported net income, net of related tax effects        7,250
       Deduct:  Total Stock-based employee compensation expense
                      determined under fair-value based method
                      for all awards not included in net income         (76,581)
                                                                    -----------

       Pro-forma net income                                         $ 4,620,568
                                                                    -----------
       Income per share:
         Basic and diluted - as reported                            $      0.03
                                                                    -----------
         Basic and diluted - proforma                               $      0.03
                                                                    -----------

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

   COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
   (loss) approximated comprehensive income for the quarter ended June 30, 2005 and 2004.

   LEGAL FEES

   The Company expenses legal fees in connection with litigation as incurred.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

   b) In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of June 30, 2005 45,175 of Series X preferred shares convertible into 4,517,500 common shares are outstanding.

   c) During the six months ended June 30, 2005, the Company issued 11,516,400 shares of common stock, 10,816,400 for exercise of options and 700,000 for conversion of 7,000 preferred shares.

   d) Stock Options The following summarizes information relating to stock options during 2005:


                                                      2005
                            NON-EMPLOYEES            EMPLOYEES                    TOTAL
                     ----------------------------------------------------------------------------
                                      WEIGHTED                WEIGHTED     WEIGHTED
                                      AVERAGE                  AVERAGE     AVERAGE
                                     EXERCISE                 EXERCISE    EXERCISE
                        OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS        PRICE

 Outstanding at
   beginning of       4,651,666    $   0.11    10,277,000    $   0.11    14,928,666    $   0.11
 period
 Granted              1,300,000        0.02    18,700,000        0.02    20,000,000        0.02
 Expired               (155,000)       0.23    (3,413,600)       0.08    (3,568,600)       0.09
 Exercised           (1,300,000)       0.02    (9,516,400)       0.02   (10,816,400)       0.02
                     ---------------------------------------------------------------------------
Outstanding at
 end of
   Period             4,496,666        0.12    16,047,000        0.06    20,543,666        0.07
                     ---------------------------------------------------------------------------
 Options
 exercisable at
   end of period      4,496,666    $   0.12    16,047,000    $   0.06    20,543,666    $   0.07
                     ===========================================================================
Weighted average
 fair value of
 options
   Granted during
   the Period              --      $   0.02          --      $   0.02          --      $   0.02
                     ===========================================================================

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   d) Stock Options - Continued

      As of June 30, 2005, there were no unrecognized compensation costs since all options granted under the stock option plans were completely vested. Also, the options outstanding did not have an intrinsic value since the exercise price of all options is greater than the current market price.

      2005 STOCK INCENTIVE PLAN

      On January 11, 2005, the Company established the 2005 Nevada stock incentive plan (the "2005 Plan). Under the 2005 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 20,000,000 shares. The maximum term of the 2005 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2005 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 70% of the fair market value of the common shares of the Company on the date of grant. As of June 30, 2005 the number of unoptioned shares available for granting under the plan was 2,176,000.

      2004 STOCK INCENTIVE PLAN

      On April 8, 2004, the Company established the 2004 Nevada stock incentive plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of June 30, 2005 the number of unoptioned shares available for granting under the plan was 1,703,500.

      2003 STOCK INCENTIVE PLAN

      On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of June 30, 2005, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

2. SHARE CAPITAL - CONTINUED

      GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

      The Company has recorded $41,991 of compensation expense relating to stock options issued to non-employees. Included in compensation expense is $39,629 for services rendered during the six months ended June 30, 2005. Upon our adoption of SFAS(R), we recorded $2,362 of compensation costs relating to stock options granted to directors. There was no such expense recorded during our fiscal year 2004.

      The per share weighted average fair value of stock options expensed in the six-month period ended June 30, 2005 was $0.01, $0.02 and $0.04 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163%; risk-free interest rate of 2.89% and 3.75%, and expected life of 1 year and 5 years.

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

      Upon our adoption of SFAS(R), we recorded $141,752 of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in January 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2004.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

      The per share weighted average fair value of stock options granted to employees during 2005 was $0.02, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility from 163%; risk-free interest rate of 3.75%; and an expected life of 5 years. Effective from the date of the option repricing, the Company regularly remeasures compensation expense for the options where there has been a substantive change and modification to such options. No compensation expense was recorded as a result of repricing of options in the prior years.

   e) Stock Purchase Warrants

      At June 30, 2005, the Company had 10,346,943 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing.

      Details of share purchase warrants issued and expired during the six-month period ended June 30, 2005 are as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                       Warrants          price
                                                   ---------------- -----------
             Outstanding at January 1, 2005             15,084,922        $0.30
                 Expired                                 4,737,979        $0.50
                                                   ---------------  -----------
             Outstanding at June 30, 2005               10,346,943        $0.20
                                                   ---------------- -----------


      WARRANT EXPIRATION DATE EXTENSION

      In November 2004, the Company extended the term for 3,564,273 warrants outstanding by one year previously expiring as follows:


             Exercise Price               Number     Expiration Date
             --------------- -------------------- -------------------
                      $0.12            1,100,000      April 11, 2006
                      $0.22              464,273        July 2, 2005
                      $0.22            2,000,000       June 24, 2005
             --------------- -------------------- -------------------

                                       3,564,273
             --------------- -------------------- -------------------

      The warrants were extended for a financing fee provided to the Company in prior periods and were valued at $122,635 using the Black-Scholes option-pricing model with the following assumptions in 2005: expected dividend yield Nil%; expected volatility of 117%; risk-free interest rate of 2.18% and an expected life of one year. The full value of the warrants was included in accrued liabilities as at June 30, 2005.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


3. TERM DEBTS

   During the quarter ended September 30, 2004, the Company entered into a loan agreement collateralized by an automobile for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly, and the last payment is due August 4, 2009.

       Subsequent June 30, 2005 the Company was unable to make the payments so the bank repossessed the automobile and sold it at auction. After the sale there is a remaining liability of $17,428, which is the difference between the note payable and the sales price and is included in accounts payable.

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

      iii) Agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES - CONTINUED
      TST, Inc.- Continued

      iv) Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which has reduced the provision for lawsuit settlement by $23,345. At June 30, 2005, the Company has included $4,898,488 (December 31, 2004 - $4,766,656) in regard to this matter in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

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

      The Trust is seeking, among other matters:

      i)  the re-characterization of Company advances to Pacific Baja as equity and the subordination of unsecured claims against Pacific Baja;
      ii) the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to the Company on the basis of an allegation of fraudulent transfer;
      iii) an order that the Company is liable for all of the previous debts of Pacific Baja totaling approximately $7,000,000; and
      iv) damages and punitive damages against the Company and certain former officers and directors and the former officers and directors of Pacific Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

4. COMMITMENTS AND CONTINGENCIES - CONTINUED

   b) Pacific Baja Bankruptcy - Continued The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default.

   c) Honeywell International, Inc.

      We entered into the Settlement Agreement with Honeywell effective January 23, 2004. The Settlement Agreement resolved disputes between us and Honeywell that were the subject of arbitration proceedings initiated by Honeywell in June 2001 (the "Arbitration") and federal litigation commenced by us against Honeywell in August 2001 (the "Federal Litigation"). Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to $2,125,000 of contingency legal fees, $60,000 of legal costs, and $911,030 owed to certain of our creditors and lien holders. The Directors also elected to pay the following amounts directly from settlement proceeds:
      $633,070 owed to note holders and $1,290,000 in bonuses to officers and employees. We received $3,480,900 ($4,770,900 less $1,290,000) which is the full settlement amount less legal fees, creditor liens, note payments and settlement bonuses. The Settlement Agreement also includes mutual releases of our Company and Honeywell in favor of the other and certain indemnification agreements. No payments were required to be made by us to Honeywell pursuant to the Settlement Agreement.

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

      During 2004 the Company issued the 4,000,000 shares. Mr. Hofbauer has sold 2,600,000 shares and released $125,000 of the Certificate of Deposit. On June 7, 2005 Mr. Hofbauer claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares are to be returned to the Company.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

      On September 9, 2004, the German Court, on a motion by the Defendants to the suit, dismissed the Plaintiff's claims against Peter Kitzinski and Marcus Kumbrick, and ordered that Turbodyne's patents in Munich be attached pending the resolution of the Plaintiff's claim against Turbodyne and Turbodyne GmbH. On June 13, 2005 the Court in Frankfurt dismissed the claim. The Plaintiff filed an appeal against this judgment with the Higher Regional Court in Frankfurt. The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At June 30, 2005, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

   f) Other

      The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                                                  14
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


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


GENERAL

We are filing this quarterly report on Form 10-QSB late. Information contained herein is as of June 30, 2005 and, in some instances, as of July or August 2005 or the latest practicable date for these items. Where appropriate the Company has supplied additional information to discuss subsequent events.

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



RECENT AND POST QUARTER CORPORATE DEVELOPMENTS

We suspended business in April 2005. While we were in operations for the quarter ended March 31, 2005, the operations were limited by a lack of funds, which led to the suspension of our business. Set forth below are recent corporate developments:



      1. We became unable to sustain our business operations due to a lack of financing and our working capital deficit. In March 2005 we laid off our employees and vacated our premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable.

      2. On June 7, 2005 the Company's remaining cash was claimed in connection with a litigation settlement and prior attachment.

      3. We have also suspended work on the development of our products and technologies as part of the suspension of our business operations.



PLAN OF OPERATIONS

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

The new management has obtained some additional financing and has resumed limited business activity including:

   o  Updating our financial statements and required SEC filings
   o  Assessment of our technology including patents and other rights
   o  Limited development of our Turbopac(TM) product line...
   o  Review and negotiate to settle outstanding litigation and liabilities.
   o  Formulating business and marketing plans

There is no assurance we will be able to obtain sufficient financing to implement full scale operations.


RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS SUMMARY


                         ------------------------------------------------    ---------------------------------------

                                  Second Quarter Ended June 30                          Six Months Ended June 30
                         ------------------------------------------------    ---------------------------------------
                                                              Percentage                                 Percentage
                                                               Increase                                   Increase
                               2005            2004          (Decrease)       2005          2004         (Decrease)
                           ------------   ------------    -------------   -----------    -----------    ------------
Total Income               $     5,556    $     5,556             Nil     $    11,112    $    11,112         Nil
Operating Expenses
                           ($  734,213)   ($1,049,689)            (30%)   ($1,336,681)   ($1,741,802)        (23%)
Net Loss from Operations
                           ($  728,657)   ($1,044,133)            (30%)   ($1,325,569)   ($1,730,690)        (23%)
Other Income (Expenses)    $       663    ($      413)            261%    $     1,577    $ 6,420,589        (100%)
                           ===========    ===========     ===========     ===========    ===========     ===========
Net Income (Loss)
                           ($  727,994)   ($1,044,546)             30%    ($1,323,992)   $ 4,689,899        (128%)
                           ===========    ===========     ===========     ===========    ===========     ===========

The decrease in the net operating loss for the second quarter ended June 30, 2005 is due to substantially reduced expenses as a result of the suspension of our operations in April 2005. The decrease in our net income for the six months ended June 30, 2005 as compared to 2004 was primarily because we recorded a one time recovery related to the Honeywell settlement in the amount of $6,375,000 under Other Income for the six months ended June 30, 2004 but had no significant Other Income in the comparable quarter of 2005. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues


NET REVENUE


             --------------------------------------------     -----------------------------------------------

                   Second Quarter Ended June 30                          Six Months Ended June 30
             --------------------------------------------     -----------------------------------------------
                                             Percentage                                          Percentage
               2005             2004         Increase /            2005             2004         Increase /
                                             (Decrease)                                          (Decrease)
             ------------- --------------- --------------     ---------------- --------------- --------------
License Fee   $5,556           $5,556           Nil               $11,112         $11,112           Nil


During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, as of June 30, 2005, $5,556 ($5,556 -
2004) of licensing fees were recognized as income. Corporate revenues will depend on our ability to perform effective operations.


COSTS OF SALES

We had no sales in 2004 and 2005; therefore we did not have any costs of sales during any portion of these years.


OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:


                             -------------------------------------     -------------------------------------------

                               Second Quarter Ended June 30                     Six Months Ended June 30
                             -------------------------------------     -------------------------------------------
                                                      Percentage                                      Percentage
                                                        Increase                                        Increase
                             2005          2004        (Decrease)          2005           2004         (Decrease)
                             --------- ------------- -------------     -------------- -------------- -------------
Selling, General and
Administrative Expenses      $200,742      $262,579       (24%)          $326,763      ($37,314)           976%
Research and Development
Expenses                     $161,049      $257,865       (38%)          $371,486       $454,250           (18%)
Litigation Expenses          $371,102      $514,732       (28%)          $628,184     $1,295,840           (52%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in our selling, general and administrative expenses, for the second quarter ended June 30, 2005, is due to substantially reduced expenses as a result of the suspension of our operations in April 2005. The increase for the six months ended June 30, 2005 is due to the 2004 adjustment of the authorized capital deficiency. Through March 2005 general and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead.


RESEARCH AND DEVELOPMENT EXPENSES

The decrease in research and development costs for the second quarter ended June 30, 2005 and the six months then ended is due to substantially reduced expenses as a result of the suspension of our operations in April 2005. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the six months ended June 30, 2005 are associated with the development of our Turbopac product.


LITIGATION EXPENSE

We had litigation expenses of $371,102 during the second quarter ended June 30, 2005. The most significant components of our litigation expense were the accrual of a potential liability related to employment and potential legal fees for contingent liabilities.

We included in litigation expense items paid from the Honeywell settlement for the three months ended March 31, 2004. We had litigation expenses of $371,102 during the second quarter ended June 30, 2005. The most significant components of our litigation expense were the accrual of a potential liability related to employment and potential legal fees for contingent liabilities.

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

STOCK BASED COMPENSATION

Stock based compensation included in expenses was $119,365 for the second quarter ended June 30, 2005 and $183,743 for the six months ended June 30, 2005.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

FINANCIAL CONDITION


CASH AND WORKING CAPITAL


                            ------------------- ---------------------- -----------------------
                              At June 30, 2005   At December 31, 2004          Percentage
                                                                         Increase / (Decrease)
                            ------------------- ---------------------- -----------------------
Current Assets                          $1,730                $51,670            (97%)
Current Liabilities               ($9,369,510)           ($8,680,295)              8%
Working Capital Deficit           ($9,367,780)           ($8,628,625)              9%
                            =================== ====================== =======================


We had cash of $458 as of June 30, 2005, compared with cash of $1,615 as of December 31, 2004. The increase to our working capital deficit was primarily attributable to an increase in accounts payable, accrued liabilities and provision for lawsuit settlements as discussed below.



LIABILITIES

                         ------------------ ---------------------- -------------
                          At June 30, 2005   At December 31, 2004    Percentage
                                                                      Increase
                         ------------------ ---------------------- -------------
Provisions for Lawsuit
 Settlements                    $6,300,273             $6,013,198        5%
Accounts Payable                $2,375,177             $2,226,102        7%
Accrued Liabilities               $512,935               $285,935       79%
Short-Term Loans                  $148,600               $148,600       Nil

Our accounts payable and accrued liabilities remain substantial due to our inability to generate revenues and our limited ability to raise capital to fund our operations. Payment of these liabilities is contingent on new funding being received that would enable us to make payment to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

The increase in accrued liabilities is primarily from the accrual of a potential liability related to employment and potential legal fees for contingent liabilities.

Short term loans are unsecured, non-interest bearing advances that we anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.

CASH FLOWS

                                                 -------------------------------
                                                      Six Months Ended June 30
                                                 -------------- ----------------
                                                          2005            2004
                                                          ----            ----
Net Cash from (used in) Operating Activities        ($189,180)      $1,535,446
Net Cash from (used in) Investing Activities               Nil       ($83,271)
Net Cash from (used in) Financing Activities          $188,023      ($504,938)
Net Increase (decrease) in Cash During Period         ($1,157)        $947,237
                                                 ============== ===============

The decrease in cash used in operating activities was due to the 2004 use of the Honeywell settlement proceeds to decrease liabilities for the six months ended June 30, 2004 and the fact that we had almost no cash to use in 2005.


CASH FROM FINANCING ACTIVITIES

The increase in the cash from financing activities is due to the exercise of option in 2005 and the loan payments in 2004.


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

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,891,075 at June 30, 2005. We have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, and are subject to lawsuits brought against us by shareholders and other parties. Based on our projected cash flows for the ensuing year, we will be required to obtain additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.




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


SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,891,075 at June 30, 2005, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to resume operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.



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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the six-month period ended June 30, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.



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

   During our fiscal quarter ended June 30, 2005, the officers determined that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS


EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
-------------- -----------------------------------------------------------------
     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

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

                                             Turbodyne Technologies, Inc.

Dated:   July 7, 2006                         BY: /S/ ALBERT F. CASE, JR.
                                              ---------------------------
                                              Albert F. Case, Jr,
                                              Chief Executive Officer





                                              BY: /S/ DEBI KOKINOS
                                              Chief Financial Officer and
                                              Chief Accounting Officer