Form 10QSB
period 2005-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2006-07-12
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended SEPTEMBER 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period                   to
                                   ----------------  ---------------------------


Commission File Number     000-21391
                           ----------

                          TURBODYNE TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

          NEVADA                                          95-4699061
 -------------------------------              --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


2848 SIOUX AVENUE,
VENTURA, CALIFORNIA                                              93001
---------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:             (805) 201-3133
                                                            ---------------


                                 NOT APPLICABLE
                                 --------------
            (Former name, former address and former fiscal year end,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 320,559,444 shares of common stock issued and outstanding as of JUNE 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.



                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE NINE-MONTH PERIODS ENDED
                                   SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED - EXPRESSED IN US DOLLARS)

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                FOR THE NINE-MONTH PERIODS ENDED
                                                     SEPTEMBER 30, 2005 AND 2004
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)







                                                                        CONTENTS
  ---- -------------------------------------------------------------------------

  CONSOLIDATED FINANCIAL STATEMENTS

       Balance Sheets                                                      F-3

       Statements of Operations                                            F-4

       Statements of Capital Deficit                                       F-5

       Statements of Cash Flows                                            F-6

       Notes to the Financial Statements                                   F-7



---------------------------------------------------------------------------------------------------------

                                                            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                              CONSOLIDATED BALANCE SHEETS
                                                                    (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                                            SEPTEMBER 30      December 31
                                                                                    2005            2004
---------------------------------------------------------------------------------------------------------

ASSETS
CURRENT
     Cash                                                                  $         339    $       1,615
     Prepaid expenses and other current assets                                       672           50,055
                                                                           -------------    -------------

          TOTAL CURRENT ASSETS                                                     1,011           51,670
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation                     2,884           45,002
CERTIFICATE OF DEPOSIT (NOTE 4(D))                                                  --            240,000
                                                                           -------------    -------------

TOTAL ASSETS                                                               $       3,895    $     336,672
=========================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Current portion of long-term debt (Note 3)                            $        --      $       6,460
     Accounts payable (Note 3)                                                 2,444,454        2,226,102
     Accrued liabilities (Note 2(e))                                             542,435          285,935
     Provisions for lawsuit settlements                                        6,366,189        6,013,198
     Loans payable                                                               148,600          148,600
                                                                           -------------    -------------

          TOTAL CURRENT LIABILITIES                                            9,501,678        8,680,295

LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 3)                                    --             27,054

DEFERRED REVENUE                                                                 347,058          363,726
                                                                           -------------    -------------

          TOTAL LIABILITIES                                                    9,848,736        9,071,075
                                                                           -------------    -------------

CAPITAL DEFICIT
     Share Capital (Note 2)
         Authorized
               1,000,000 preferred shares, par value $0.001
               1,000,000,000 (150,000,000 - 2003) common
               shares, par value $0.001
         Issued
            12,675 preferred shares in 2005 (2004 - 52,175)                           12               52
            315,416,577 common shares in 2005 (2004 -160,157,955)                315,417          160,158
     Treasury stock, at cost (378,580 shares)                                 (1,907,612)      (1,907,612)
     Additional paid-in capital                                              120,796,762      120,544,963
     Accumulated other comprehensive income -
         foreign exchange translation gain                                        35,119           35,119
     Accumulated deficit                                                    (129,084,539)    (127,567,083)
                                                                           -------------    -------------

          TOTAL CAPITAL DEFICIT                                               (9,844,841)      (8,734,403)
                                                                           -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                      $       3,895    $     336,672
=========================================================================================================








              The accompanying notes are an integral part of these
                       consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------

                                                                      TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                               THREE-MONTH                         Nine-month
                                                              PERIODS ENDED                       periods ended
                                                              SEPTEMBER 30                        September 30
                                                   ----------------------------------------------------------------

                                                            2005            2004             2005            2004
-------------------------------------------------------------------------------------------------------------------

REVENUE


       Licensing fees                              $       5,556    $       5,556    $      16,668    $      16,668
                                                   -------------    -------------    -------------    -------------


EXPENSES
     Selling, general and administrative                 117,654          571,400          444,417          534,086
     Research and development                               --            486,640          371,486          940,890
     Litigation expense                                   66,496          353,586          694,679        1,649,425
     Depreciation and amortization                           573           29,133           10,821           58,159
                                                   -------------    -------------    -------------    -------------
         TOTAL EXPENSES
                                                         184,723        1,440,759        1,521,403        3,182,560
                                                   -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                    (179,167)      (1,435,203)      (1,504,735)      (3,165,892)
OTHER INCOME (EXPENSES)
     Settlement of litigation (Note 4)                      --               --               --          6,375,000
     Interest expense                                       --             (1,466)          (1,030)          (6,698)
     Interest income                                        --              5,372            1,836           13,203
     Gain (loss) on sale of assets                       (14,297)           7,049          (13,527)           6,678
     Gain on settlement of term debt (Note 3)               --               --               --             43,360
                                                   -------------    -------------    -------------    -------------
NET INCOME (LOSS) FOR THE PERIOD
                                                   $    (193,464)   $ (1,424,248)    $  (1,517,456)   $   3,265,651
===================================================================================================================
INCOME (LOSS) PER COMMON SHARE
        BASIC AND DILUTED                          $       (0.00)   $      (0.01)    $       (0.01)   $        0.02
===================================================================================================================
WEIGHTED AVERAGE SHARES USED FOR BASIC  INCOME
(LOSS) PER SHARE                                     205,611,429     150,856,769       180,412,821      149,471,829
===================================================================================================================
WEIGHTED AVERAGE SHARES USED FOR DILUTED INCOME
(LOSS) PER SHARE                                     205,611,429      150,856,769      180,412,821      158,880,013
===================================================================================================================



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

                                            Preferred Stock             Common Stock              Treasury Stock
                             -----------------------------------------------------------------------------------------------
                                   Shares        Amount           Shares         Amount               Shares        Amount
----------------------------------------------------------------------------------------------------------------------------
BALANCE,
  JANUARY 1, 2004                 97,175    $          97      148,771,749    $     148,772          378,580   $  (1,907,612)

Private placements
  of common stock                   --               --          1,000,000            1,000             --              --

Reversal of
  liability for
  settlement
  of equity
  instruments from prior
  periods (Note 2(a))               --               --               --               --               --              --

Exercise of
  stock options                     --               --          2,935,000            2,935             --              --

Issuance of stock
  for services                      --               --            332,500              332             --              --

Issuance of stock
  for debt                          --               --          2,589,036            2,589          209,963            --

Issuance of stock
  for settlement  of
  lawsuit (Note 4)                  --               --          4,179,670            4,180             --              --

Issuance of stock
  options to
  non-employees
  for services                      --               --               --               --               --              --

Issuance of warrants
  to non-employees
  for services                      --               --               --               --               --              --

Issuance of stock
  options to
  employees                         --               --               --               --               --              --

Conversion of
  preferred
  Series  X
  shares                         (45,000)             (45)       4,500,000            4,500             --              --

Escrow shares                       --               --         (4,150,000)          (4,150)            --              --

Net loss for the year               --               --               --               --               --              --
                             -----------------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 2004               52,175               52      160,157,955          160,158          378,580      (1,907,612)

Exercise of stock
  options
  (Note 2(c))                       --               --         10,816,400           10,816             --              --

Issuance of
  stock options
  to non-employees
  for services
  (Note 2 (d))                      --               --               --               --               --              --

Issuance of stock
  options to employees
  (Note 2(d))                       --               --               --               --               --              --

Conversion of
  preferred
  Series  X
  shares
  (Note 2 (c))                   (39,500)             (40)       3,950,000            3,950             --              --

Merger share accrual
 (Notes 1 and 2 (c))         140,492,222          140,493         (127,493)          13,000


Net loss for
  the period                        --               --               --               --               --              --
                             -----------------------------------------------------------------------------------------------
BALANCE,
  SEPTEMBER 30, 2005              12,675    $          12      315,416,577    $     315,417          378,580   $  (1,907,612)
============================================================================================================================








                              Additional         Other
                               Paid-in      Comprehensive    Accumulated       Capital
                               Capital          Income         Deficit          Deficit
------------------------------------------------------------------------------------------

JANUARY 1, 2004            $ 117,233,800    $      35,119   $(130,476,823)   $ (14,966,647)

Private placements
  of common stock                 48,678             --              --             49,678

Reversal of
  liability for
  settlement
  of equity
  instruments from prior
  periods (Note 2(a))          2,134,322             --              --          2,134,322

Exercise of
  stock options                  103,989             --              --            106,924

Issuance of stock
  for services                    26,067             --              --             26,399

Issuance of stock
  for debt                          --            212,552

Issuance of stock
  for settlement  of
  lawsuit (Note 4)               288,173             --              --            292,353

Issuance of stock
  options to
  non-employees
  for services                   268,192             --              --            268,192

Issuance of warrants
  to non-employees
  for services                    59,741             --              --             59,741

Issuance of stock
  options to
  employees                      172,343             --              --            172,343

Conversion of
  preferred
  Series  X
  shares                          (4,455)            --              --               --

Escrow shares                      4,150             --              --               --

Net loss for the year               --               --         2,909,740        2,909,740
                             -------------------------------------------------------------
BALANCE,
  DECEMBER 31, 2004          120,544,963           35,119    (127,567,083)      (8,734,403)

Exercise of stock
  options
  (Note 2(c))                    178,196             --              --            189,012

Issuance of
  stock options
  to non-employees
  for services
  (Note 2 (d))                    63,254             --              --             63,254

Issuance of stock
  options to employees
  (Note 2(d))                    141,752             --              --            141,752

Conversion of
  preferred
  Series  X
  shares
  (Note 2 (c))                    (3,910)            --              --               --

Merger share accrual
 (Notes 1 and 2 (c))


Net loss for
  the period                        --               --        (1,517,456)      (1,517,456)
                             -------------------------------------------------------------

BALANCE,
  SEPTEMBER 30, 2005       $ 120,796,762    $      35,119   $(129,084,539)   $  (9,844,841)
==========================================================================================







              The accompanying notes are an integral part of these
                       consolidated financial statements.


----------------------------------------------------------------------------------------------------

                                                       TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30                                2005           2004
----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income (loss) for the period                                    $(1,517,456)   $ 3,265,651
     Adjustments  to reconcile net income (loss) for the period to net cash
       used in operating activities:
        Amortization of deferred licensing fees                              (16,668)       (16,668)
        Depreciation and amortization                                         10,821         58,159
        Gain on settlement of debt                                              --          (43,360)
        Loss (gain) on sale of asset                                          13,527         (6,678)
        Recovery on lawsuit reserve from TST share sales (Note 4(a))            --          (23,345)
        Stock option compensation                                            205,006        352,645
        Stock issued for services                                               --             --
        Stock issued for settlement of lawsuit                                  --           11,005
        Liability in connection with settlement of equity instrument            --         (406,000)
        Warrants to be issued                                                   --           59,741
        Extension of warrants (Note 2(e))                                       --          122,635

     (Increase) decrease in assets
         Prepaid expenses and other current assets                           289,383        (65,115)
     Increase (decrease) in liabilities
         Accounts payable                                                    200,924     (1,628,304)
         Accrued liabilities and provisions for lawsuit settlements          609,491       (774,303)
                                                                         -----------    -----------

            Net cash provided by (used in) operating activities             (204,972)       906,063
                                                                         -----------    -----------
INVESTING ACTIVITIES
     Purchase of property and equipment                                         --         (123,137)
     Sale of capital assets                                                   17,770         11,149
     Purchase of certificate of deposit                                         --         (315,000)
                                                                         -----------    -----------
                 Net cash provided by (used in) investing activities
                                                                              17,770       (426,988)
                                                                         -----------    -----------
FINANCING ACTIVITIES
     Net proceeds from term debts                                               --           34,944
     Payments of long term debts                                             (16,086)          --
     Issuance of common stock and stock subscriptions                           --           16,000
     Repayment of loans payable                                                 --         (504,612)
     Accrual for merger                                                       13,000           --
     Exercise of Options                                                     189,012           --
                                                                         -----------    -----------

            Net cash provided by (used in) financing activities              185,926       (453,668)
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                               (1,276)        25,407

CASH, beginning of period                                                      1,615          2,145
                                                                         -----------    -----------

CASH, end of period                                                      $       339    $    27,552
====================================================================================================


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period
         Interest                                                        $      --      $     2,254
         Income taxes                                                    $      --      $     7,200

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
     Accounts payable transferred to loans payable                       $      --      $   159,386
     Stock issued for settlement of loans payable                        $      --      $   212,552
     Issuance of stock for merger consideration                          $    13,000           --
     Return of asset to settle term debt                                 $      --      $    76,082

     Reversal of liability in connection with settlement of equity       $      --      $ 2,134,322
     instrument
====================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

   BASIS OF PRESENTATION - CONTINUED

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

   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net operating losses, has an accumulated deficit of $129,084,539 and a total capital deficit of $9,844,841 at September 30, 2005. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems Inc. and Pacific Baja Light Metals Corp. ("Pacific Baja"). All intercompany accounts and transactions have been eliminated on consolidation.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

   RECOGNITION OF REVENUE

   License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the nine-month period ended September 30, 2005 $16,668 ($16,668 - 2004) of licensing fees was recognized as income.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

   SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the nine-month period ended September 30, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

   If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the nine-month period ended September 30, 2004, the pro forma on net income and net income per share would have been as follows, as previously disclosed: Nine month period ended September 30, 2004

            Net Income, as reported                          $ 3,265,651
            Add: Stock based employee compensation
                 expense included
                 In reported net income,
                 net of related tax effects                      152,730

            Deduct:  Total Stock-based employee
                     compensation expense determined
                     under fair-value based method
                     for all awards not included in
                     net income                                 (475,591)
                                                             -----------

            Pro-forma net income                             $ 2,942,790
                                                             ===========
            Income (loss) per share:
              Basic and diluted - as reported                $      0.02
                                                             -----------
              Basic and diluted - proforma                   $      0.02
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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

   COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
   (loss) approximated comprehensive income for the nine-month period ended September 30, 2005 and 2004.

   LEGAL FEES

   The Company expenses legal fees in connection with litigation as incurred.


2. SHARE CAPITAL

   Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

   a) Authorized Capital

      In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares. Prior to this increase in authorized capital, the Company's potentially diluted common shares exceeded the authorized shares. Immediately prior to the increase in authorized capital, the Company had recorded $2,134,322 in accrued liabilities to account for the potential cash settlement of these financial instruments. As of June 30, 2004, the Company reversed the $2,134,322 accrued liabilities since the potentially diluted common shares no longer exceeded authorized capital.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   b) In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of September 30, 2005 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

   c) During the nine months ended September 30, 2005, the Company issued a total of 155,258,622 shares of common stock, of which, 10,816,400 shares were issued upon exercise of options, 140,492,222 were issued as merger consideration and 3,950,000 shares for conversion of 39,500 preferred shares.

   d) Stock Options

      The following summarizes information relating to stock options during 2005:

                                 NON-EMPLOYEES               EMPLOYEES                  TOTAL
                          ------------------------ -------------------------- ----------------------
                                         WEIGHTED                WEIGHTED                 WEIGHTED
                                          AVERAGE                 AVERAGE                  AVERAGE
                                         EXERCISE                EXERCISE                  EXERCISE
                            OPTIONS       PRICE      OPTIONS      PRICE       OPTIONS       PRICE
Outstanding at
  beginning of period     4,651,666    $   0.11    10,277,000    $   0.11    14,928,666    $   0.11
Granted                   1,300,000        0.02    18,700,000        0.02    20,000,000        0.02
Expired                  (1,755,000)       0.19    (3,463,600)       0.08    (5,218,600)       0.12
Exercised                (1,300,000)       0.02    (9,516,400)       0.02   (10,816,400)       0.02
                        ----------------------------------------------------------------------------
Outstanding at end
  of period               2,896,666        0.08    15,997,000        0.06    18,893,666        0.07
                        ---------------------------------------------------------------------------
Options exercisable
   at end of period       2,896,666    $   0.08    15,997,000    $   0.06    18,893,666    $   0.07
                        ===========================================================================

Weighted average fair
  value of options
  granted
  granted during the           --      $   0.02          --      $   0.02          --      $   0.02
  period
                        ===========================================================================


      As of March 31, 2005, there were no unrecognized compensation costs since all options granted under the stock option plans were completely vested. Also, the options outstanding did not have an intrinsic value since the exercise price of all options is greater than the current market price.

      2005 STOCK INCENTIVE PLAN

      On January 11, 2005, the Company established the 2005 Nevada stock incentive plan (the "2005 Plan"). Under the 2005 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 20,000,000 shares. The maximum term of the 2005 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2005 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 70% of the fair market value of the common shares of the Company on the date of grant. As of September 30, 2005 the number of unoptioned shares available for granting under the plan was 2,176,000.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   d) Stock Options - Continued

      2004 STOCK INCENTIVE PLAN

      On April 8, 2004, the Company established the 2004 Nevada stock incentive plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of September 30, 2005 the number of unoptioned shares available for granting under the plan was 1,703,500.

      2003 STOCK INCENTIVE PLAN

      On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of September 30, 2005, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

      GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

      The Company has recorded $63,254 of compensation expense relating to stock options issued to non-employees. Included in compensation expense is $39,629 for services rendered during the nine months ended September 30, 2005. Upon our adoption of SFAS123R, we recorded $23,625 of compensation costs relating to stock options granted to directors. There was no such expense recorded during our fiscal year 2004.

      The per share weighted average fair value of stock options expensed for the nine-month period ended September 30, 2005 was $0.01, $0.02 and $0.04 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163%; risk-free interest rate of 2.89% and 3.75%, and expected life of 1 year and 5 years.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

      Upon our adoption of SFAS(R), we recorded $141,752 of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in January 2005 as well as those issued prior to 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2004.

      The per share weighted average fair value of stock options granted to employees during 2005 was $0.02 and $0.04, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 159% and 163%; risk-free interest rate of 3.75%; and an expected life of 5 years.

      Effective from the date of the option repricing, the Company regularly remeasures compensation expense for the options where there has been a substantive change and modification to such options. No compensation expense was recorded as a result of repricing of options in the prior years.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

2. SHARE CAPITAL - CONTINUED

   e) Stock Purchase Warrants

      As of September 30, 2005, the Company had 6,281,919 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing. Details of share purchase warrants issued and expired during the nine-month period ended September 30, 2005 are as follows: Weighted Average Exercise Price Warrants

                                                   ------------- -------------
               Outstanding at January 1, 2005        15,084,922      $   0.50
                   Expired                          (8,803,003)          0.37
                                                   ------------- -------------

               Outstanding at September 30, 2005      6,281,919      $   0.18
                                                   ------------- -------------

               WARRANT EXPIRATION DATE EXTENSION

               In November 2004, the Company extended the term for 3,564,273 warrants outstanding by one year previously expiring as follows:

                     Exercise Price           Number       Expiration Date
                     --------------- ---------------- ---------------------

                              $0.12        1,100,000        April 11, 2006
                              $0.22          464,273          July 2, 2005
                              $0.22        2,000,000         June 24, 2005
                     --------------- ---------------- ---------------------

                                           3,564,273
                     --------------- ---------------- ---------------------

               The warrants were extended for a financing fee provided to the Company in prior periods and were valued at $122,635 using the Black-Scholes option-pricing model with the following assumptions in 2005: expected dividend yield Nil%; expected volatility of 117%; risk-free interest rate of 2.18% and an expected life of one year. The full value of the warrants was included in accrued liabilities as at September 30, 2005.

--------------------------------------------------------------------------------

3. TERM DEBT

   During the quarter ended September 30, 2004, the Company entered into a loan agreement collateralized by an automobile with a bank for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly, and the last payment is due August 4, 2009.

   In July 2005 the Company was unable to make the payments so the bank repossessed the automobile and sold it at auction. The remaining liability of $17,428, which is the difference between the note payable and the sales price, is included in accounts payable.

   During 2004, the Company returned an asset that was not in use as a settlement of outstanding term debt and recorded a gain on the debt settlement of $43,360.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

      At September 30, 2005, the Company has included $4,964,404 (December 31, 2004 - $4,766,656) in regard to this matter in provision for lawsuit settlements and accrued liabilities. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000, which is included in the provision for lawsuit settlements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

4. COMMITMENTS AND CONTINGENCIES - CONTINUED

   e) FORMER DIRECTOR - CONTINUED

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

      The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At September 30, 2005, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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


OVERVIEW

New management took control September 9, 2005 and began the process of revival of the Company. We had suspended our business operations in April 2005 due to a lack of financing. Accordingly, our ability to carry out our plan of operations has been materially and adversely affected. The current status of our business and the events that lead to the suspension of our business operations in April 2005 are discussed below under "Recent Corporate Developments". We are attempting to enter into financing agreements with outside sources and with our existing shareholders. See "Plan of Operations".

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

The focus of our business plan, now that we are implementing resumption of operations, is to restructure the company's balance sheet and re-engineer our financial plan. We are reviewing our plans for launching our products. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing. See "Plan of Operations", below.



RECENT CORPORATE DEVELOPMENTS
As of September 9, 2005 the Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement"). A majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("CONSULTING AGREEMENT") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events.

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



PRIOR TO THE MERGER:

       1. We became unable to sustain our business operations due to a lack of financing and our working capital deficit. In April 2005, we laid off our employees, vacated our premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable.

       2. On June 7, 2005 the Company's remaining cash was claimed in connection with a litigation settlement and prior attachment.

       3. In April 2005 we suspended work on the development of our products and technologies as part of the suspension of our business operations.

PLAN OF OPERATIONS


Depending on sufficient financing our plan of operations over the next twelve months will be to focus on continued development of our product line and the re-launching of our TurboPacTM product line while we are reformulating our financial plan and resolving outstanding litigation, accounts payable and other liabilities. Our plan includes the following:

   1. Focusing on our core competencies - our designs and patents, as well as sales and marketing

   2. Reviewing the plans for re-launching our TurboPacTM product line, including research regarding independent product testing to assure product quality as well as specialty engineering, limited-run and mass-production manufacturing.

   3. Identifying qualified manufacturing or engineering firms for outsourcing wherever possible to minimize capital costs.




RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS SUMMARY


                         -----------------------------------------------     -----------------------------------------------

                                Third Quarter Ended September 30                     Nine Months Ended September 30
                         -----------------------------------------------     -----------------------------------------------
                                                            Percentage                                          Percentage
                              2005              2004         Increase /           2005             2004          Increase /
                                                             (Decrease)                                          (Decrease)
                         ---------------- ----------------- ------------     ---------------- ---------------- -------------
Total Income                  $5,556             $5,556         Nil               $16,668          $16,668          Nil
Operating Expenses         ($184,723)       ($1,440,759)       (87%)          ($1,521,403)     ($3,182,560)        (52%)
Net Income (Loss) from
Operations                 ($179,167)       ($1,435,203)       (88%)          ($1,504,735)     ($3,165,892)        (52%)
Other Income (Expenses)     ($14,297)           $10,955        (231%)            ($12,721)       $6,431,543       (100%)
Net Income (Loss)
                           ($193,464)       ($1,424,248)         86%          ($1,517,456)       $3,265,651       (146%)


The decrease in the net operating loss for the third quarter ended September 30, 2005 and the nine months then ended is due to substantially reduced expenses as a result of the suspension of our operations in April 2005. The decrease in our net income for the nine months ended September 30, 2005 as compared to 2004 was primarily because we recorded a one time recovery related to the Honeywell settlement in the amount of $6,375,000 under Other Income for the six months ended June 30, 2004 but had no significant Other Income in the comparable quarter of 2005. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues.

NET SALES


             --------------------------------------------     --------------------------------------------

                 Third Quarter Ended September 30                  Nine Months Ended September 30
             --------------------------------------------     --------------------------------------------
                                               Percentage                                       Percentage
               2005              2004         Increase /        2005             2004          Increase /
                                              (Decrease)                                       (Decrease)
             ------------- ----------------- ------------     ------------- ---------------- -------------
License Fee   $5,556            $5,556           Nil           $16,668          $16,668          Nil


We had no revenue in 2005 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the third quarter ended September 30, 2005 $5,556 ($5,556 - 2004) of licensing fees were recognized as income. We anticipate that we will be able to generate sales of our TurboPac(TM) if we complete adequate financing.

We had no sales in 2004 and 2005; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:


                            ---------------------------------------    ------------------------------------------

                              Third Quarter Ended September 30              Nine Months Ended September 30
                            ---------------------------------------    ------------------------------------------
                                                        Percentage                                    Percentage
                              2005          2004        Increase /         2005          2004         Increase /
                                                        (Decrease)                                    (Decrease)
                            ----------- -------------- ------------    ------------- -------------- -------------
Selling, General and
Administrative Expenses       $117,654       $571,400     (79%)            $444,417       $534,086     (17%)
Research and Development
Expenses                           $ -       $486,640    (100%)            $371,486       $940,890     (61%)
Litigation Expense             $66,496       $353,586     (81%)            $694,679     $1,649,425     (58%)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in our selling, general and administrative expenses for the third quarter ended September 30, 2005 and the nine months then ended is due to substantially reduced expenses as a result of the suspension of our operations in April 2005. General and administrative costs included expenses associated with our Carpinteria, California office through March 2005, management compensation, administrative staff and overhead.

RESEARCH AND DEVELOPMENT EXPENSES

The decrease in research and development costs for the third quarter ended September 30, 2005 and the nine months then ended is due to the suspension of our operations in April 2005. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the nine months ended September 30, 2005 are associated with the development of our Turbopac product.


LITIGATION EXPENSES

Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to $2,125,000 of contingency legal fees, $60,000 of legal costs, and $1,290,000 in bonuses to officers and employees. Our litigation expenses are attributable to our involvement in several ongoing legal proceedings. The most significant component of our 2004 litigation expense was attributable to our settlement with Honeywell since we included employee and director bonuses, after settlement, as a litigation expense. Litigation expenses during the balance of 2005 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja.

STOCK BASED COMPENSATION

Stock based compensation for the nine months ended September 30, 2005 decreased to $205,006 from $352,645 for the nine months ended September 30, 2004, representing a decrease of $147,639 or approximately 42%. We did not significantly rely on stock based compensation during the nine month period ended September 30, 2005.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".


FINANCIAL CONDITION

CASH AND WORKING CAPITAL


                            ---------------------- ---------------------- -------------
                            At September 30, 2005   At December 31, 2004    Percentage
                                                                             Increase
                                                                            (Decrease)
                            ---------------------- ---------------------- -------------
Current Assets                             $1,011                $51,670      (98%)
Current Liabilities                  ($9,501,678)           ($8,680,295)        9%
Working Capital Deficit              ($9,500,667)           ($8,628,625)       10%
                            ====================== ====================== =============


We had cash of $339 as of September 30, 2005, compared with cash of $1,615 as of December 31, 2004. The increase to our working capital deficit was primarily attributable to an increase in accounts payable and provision for lawsuit settlements as discussed below.

LIABILITIES

                                  ---------------------- ---------------------- -------------
                                    At September 30, 2005   At December 31, 2004    Percentage
                                                                                     Increase
                                    ---------------------- ---------------------- -------------
Provisions for Lawsuit Settlements             $6,366,189             $6,013,198        6%
Accounts Payable                               $2,444,454             $2,226,102       10%
Accrued Liabilities                              $542,435               $285,935       90%
Short-Term Loans                                 $148,600               $148,600       Nil


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

Included in short-term loans at September 30, 2005 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock and share purchase warrants. These loans have not been converted to date.


CASH FLOWS

                                                      ------------------------------------------
                                                              Nine Months Ended September 30
                                                       ------------------------------------------
                                                                  2005                      2004
                                                                  ----                      ----
Net Cash provided by (used in) Operating Activities         ($204,972)                  $906,063
Net Cash provided by (used in) Investing Activities            $17,770                ($426,988)
Net Cash provided by  (used in) Financing Activities          $185,926                ($453,668)
Net Increase (decrease) in Cash During Period                 ($1,276)                   $25,407
                                                       ================ =========================


The decrease in cash used in operating activities was due to substantially reduced expenses as a result of the suspension of our operations in April 2005 and the 2004 decrease in liabilities as a result of payments from the Honeywell settlement proceeds for the three months ended March 31, 2004.

CASH USED IN FINANCING ACTIVITIES

The increase in the cash from financing activities is due to the exercise of option in 2005 and the loan payments in 2004.

CASH USED IN INVESTMENT ACTIVITIES

The decrease in cash used in investment activities is primarily as a result of the 2004 purchase of $123,137 in new equipment for the development and demonstration of prototypes and in 2004 a certificate of deposit was purchased.

FINANCING REQUIREMENTS

We will require further financing to continue our business operations. We anticipate that any future financing will be achieved by sales of additional shares of our common stock or other equity securities. These sales will result in significant dilution to our current stockholders.

We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from licensing our products exceed our increased operating expenses. We base this, in part, on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $129,084,539 at September 30, 2005. We have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, and are subject to lawsuits brought against us by shareholders and other parties. Based on our projected cash flows for the ensuing year, we will be required to obtain additional equity or debt financing in order to continue our present operations, irrespective of the amounts paid or to be paid, if any, in connection with the aforementioned lawsuits.





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


RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products have been charged to operations in the year incurred. The proceeds from the sale of prototypes are recognized, upon shipment of the prototype, as a reduction of the research and development expense.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(A)       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).These controls are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These officers have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective at a reasonable assurance level for a Company with substantially no activities and no personnel. The Company believes it must devise new procedures as it increases its activity and its personnel.
..
         As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), The term "internal control over financial reporting" is a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         The Company's Chief Executive Officer and Chief Financial Officer believed that for the limited operations of the Company internal controls over financial reporting were adequate to provide reasonable assurance at yearend. Nevertheless these controls indicated substantial weakness that must be rectified if the Company increased operations, including a lack of segregation of duties.

         During our fiscal quarter ended September 30, 2005, the officers determined that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS.


  Exhibit   Description of Exhibit
   Number
--------------------------------------------------------------------------------
      31.1  Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002.
      32.2  Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------

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


                                            Turbodyne Technologies, Inc.

Dated:   July 7, 2006                       BY: /S/ ALBERT F. CASE, JR.
                                            ---------------------------
                                            Albert F. Case, Jr,
                                            Chief Executive Officer





                                           BY: /S/ DEBI KOKINOS
                                           Debi Kokinos
                                           Chief Financial Officer and
                                           Chief Accounting Officer