Form 10KSB
period 2005-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2006-07-12
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended DECEMBER 31, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-21391
                        ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                          95-4699061
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  No.)

2848 SIOUX AVENUE
VENTURA, CALIFORNIA                             93001
----------------------------------------        --------------------------------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0.01.

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

                                      INDEX

                                                                            PAGE

PART I

Item 1.     Description Of Business........................................... 4

Item 2.     Description Of Property...........................................15

Item 3.     Legal Proceedings.................................................15

Item 4.     Submission Of Matters To A Vote Of Security Holders...............17

PART II

Item 5.     Market For Common Equity And Related Stockholder Matters..........17

Item 6.     Management's Discussion And Analysis Or Plan Of Operation.........19

Item 7.     Financial Statements..............................................27

Item 8.     Changes In And Disagreements With Accountants On Accounting And
            Financial Disclosure..............................................28

Item 8A.    Controls and Procedures...........................................28

PART III

Item 9.     Directors, Executive Officers, Promoters And Control Persons;
            Compliance With Section 16(a) Of The Exchange Act.................29

Item 10.    Executive Compensation............................................31

Item 11.    Security Ownership Of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................34

Item 12.    Certain Relationships And Related Transactions....................36

Item 13.    Exhibits And Reports On Form 8-K..................................37

Item 14.    Principal Accountant Fees and Services............................38

Signatures ...................................................................39

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

In 2005 we had two wholly owned significant subsidiaries: Turbodyne Systems, Inc., a Nevada corporation, and Electronic Boosting Systems, Inc. We carried out our business operations in 2004 and part of 2005 through Electronic Boosting Systems, Inc. We now intend to carry out our future business through the parent.

As used in this annual report, the terms "we", "us", "our", "Turbodyne" and "our Company" mean Turbodyne Technologies, Inc. and its subsidiaries, unless otherwise indicated.

RECENT CORPORATE DEVELOPMENTS

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

      3. In March 2005 we suspended work on the development of our products and technologies as part of the suspension of our business operations.

GENERAL

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

The focus of our business plan, now that we are implementing resumption of operations, is to restructure the company's balance sheet and re-engineer our financial plan. We are reviewing our plans for re-launching our products. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing. See "Plan of Operations", below.

INDUSTRY BACKGROUND

MARKET DEMAND FOR CHARGING TECHNOLOGY FOR INTERNAL COMBUSTION ENGINES

Turbodyne's management believes that the market demands for improved internal combustion engine performance will continue. While many factors contribute to demands for improved engine performance, we believe the key factors are:

      o Worldwide, turbocharged diesel engines will continue to represent a large share of the power plants in passenger cars, trucks, boats, and other vehicles;

      o Turbocharged gasoline engines are an advantageous alternative to larger displacement gasoline engines; they currently represent only approximately 1% of the power plants in passenger cars because of turbo-lag;

      o All passenger cars equipped with diesel engines in the displacement range of 1.5 to 3.5 litres, about 4.5 million of which were built worldwide in 2003, share the common problem of trading steady-state power output with inadequate take-off performance when accelerating from low engine rpm and power, due to turbo-lag;

      o The automobile industry is pursuing downsizing of gasoline and diesel engines to improve engine efficiency and fuel economy, as well as to reduce cost, weight, size, and pollution. Although the drop in engine torque and power associated with smaller engines can be prevented by charging the downsized engine, it must be accomplished without turbo lag to be successful;

      o The passenger car industry appears committed to resolving the turbo lag problem and to the best of our knowledge the charging technology as used in our product is currently the most practical and effective solution to the problem; and

      o New more stringent emissions standards requiring reduced levels of emissions during periods of engine acceleration are being introduced throughout the world. Our technology helps engine manufacturers comply with the new requirements without having to make their engines less responsive.

MARKET OPPORTUNITY

Our market opportunity is to take advantage of these market conditions and become a design and engineering company that undertakes the development of the core technology for the automotive industry that will eliminate turbolag in turbocharged engines, increase power and performance, reduce the pollution of non-turbocharged engines, and facilitate the successful downsizing of internal combustion engines.

TURBODYNE PROPRIETARY TECHNOLOGY

The history of using exhaust gas or belt driven air blowers to enhance internal combustion engine performance has been used for approximately 100 years. In both the exhaust gas ("turbocharger") and belt or chain driven ("supercharger") air blowers the performance of the blower is directly related to the operating speed of the engine (such as `revolutions per minute'). The technologies were developed in airplane applications where the engine is usually run at a higher constant operating speed, and then moved on to other vehicle applications (most using turbochargers). In supercharger installations the energy losses at low engine operating speeds hinders performance. `Turbolag' occurs when the operator demand for a higher operating speed requires more air than the un-pressurized air stream of the air intake produces until the turbocharger increases the air intake pressure by blowing a higher volume of air into the engine. Until the operating speed of the engine increases turbochargers don't have power to blow substantially more air. For turbocharged engines, `turbolag', normally measured in seconds, limits the vehicle driver's perception of the power and performance of the vehicle.

The Turbopac(TM) uses a powerful electric motor, running off the vehicle electrical system, to blow useful amounts of air into an engine during the period when the turbocharger does not have enough exhaust gas to blow all the air required for optimal engine acceleration performance. The improvement in `take-off' (initial acceleration) performance is perceptible to the vehicle driver, and thus improves the driver's perception of vehicle power and performance.

The Turbopac(TM) can either be applied in a multi-stage combination with an existing turbocharger or by itself ("standalone"). The Turbopac(TM) can be turned on and off by the external engine control system or other means. When combined with a turbocharger the Turbopac(TM) supplies air to the engine until the turbocharger's performance meets engine air needs. When standalone the Turbopac(TM) supplies air for brief periods during acceleration and has applications, among others, for vehicles with frequent stops (refuse trucks) and small motors.

BUSINESS STRATEGY

TURBOPAC(TM) SYSTEMS

Our general business strategy is to develop products incorporating our technology. We contemplate that our first targets will be the aftermarket industry such as speed shops, diesel truck fleets and the marine market where our products can be used to enhance or upgrade already manufactured motors. We also intend to offer licenses for our technology to the automotive industry. We believe that the strategy of offering our products directly into low-volume aftermarket applications will enable the most rapid commercialization of our products. We believe that the strategy of licensing our products to OEM's will also enable rapid commercialization of products incorporating our technology on a large scale. We believe this process will take longer to implement than the aftermarket, OEM's and major existing tier-one suppliers have the necessary manufacturing economies of scale, including the ability to obtain volume purchasing and mass production manufacturing, necessary to manufacture products incorporating our technology at competitive costs.

We have decided to subcontract our manufacturing and not to attempt to pursue the large scale manufacturing of our products in view of the high costs and business risks associated with manufacturing. Indeed our operational strategy is to outsource wherever possible, employing a minimal core of mechanical, electrical, manufacturing and quality control engineers with significant project management experience who manage outsourced engineering, testing and manufacturing. By outsourcing wherever possible, we can substantially reduce the requirements for capital equipment, and convert formerly fixed costs into variable costs.

INTELLECTUAL PROPERTY

We now have a total of 28 patents and applications. The most significant patent and applications are for the use of large scale motor for compressed air systems for internal combustion engines and several patents relating to high speed motors [in a heat sensitive environment]. We also received a license from Honeywell for certain Dynacharger patents involving technology overlapping both the Dynacharger and the Turbopac(TM). We also own the trademark for Turbopac. The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

The Company has issued Licenses covering some intellectual property that will return Royalties as our Licenses generate revenues.

PROPRIETARY INFORMATION AGREEMENTS

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

RESEARCH AND DEVELOPMENT

We incurred research and development costs in the amount of $371,485 during our fiscal year end December 31, 2005, compared to research and development costs in the amount of $1,246,128 during our fiscal year ended December 31, 2004. These expenditures included amounts for research and development with the objective of bringing our TurboPac(TM) product line into full-scale commercial production.

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

EMPLOYEES

As of December 31, 2005 we had no full-time employees but several consultants, which devote significant time to the Company's affairs.

RISK FACTORS

We face the following material risks in executing our business plan and achieving revenues. We also face the risks identified elsewhere in this Annual Report on Form 10-KSB, including those risks identified under "Item 3 - Legal Proceedings" and "Item 6 - Management Discussion and Analysis or Plan of Operations". If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to continue and grow business operations as a going concern.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net income of $221,328 for the fiscal year ended December 2005. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $127,345,755 at December 31, 2005. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2005.

FINANCIAL HISTORY PROBLEMS

We anticipate difficulties arising from our adverse financial history. These include substantial payables that must be paid or settled, damaged relationships and adverse publicity, and interrupted contracts. There is no assurance that we can overcome these difficulties.

VOIDABLE REINCORPORATION

It is possible that our reincorporation from Delaware to Nevada may be voidable under Delaware law. Because of the similarity of the laws of the two states we do not believe we will suffer substantial adverse consequences. However we may suffer adverse consequences in such event. Moreover, in the process of correcting any failure to have properly approved the merger we may incur expenditures unrelated to operations.

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

DEPENDENCE KEY EXECUTIVES

The Company will be dependent on the services of Albert Case and Jason Meyers. The Company has entered into consulting agreements with two firms that are obligated to provide the services of Mr. Case and Mr. Meyers. If, however, their services were not available, the Company would be severely adversely affected.

SUBSTANTIAL DILUTION- FUTURE ISSUANCE OF SHARES

The Company most likely will issue a significant number of additional shares in the future in connection with additional financing and for other purposes. A holder of the Company's common stock may face substantial dilution resulting from future issuances of its securities.

CONTROL

Aspatuck Holdings, LTD beneficially owns a significant number of the outstanding shares, with rights to additional shares, and will retain effective control of the Company

WE HAVE NO CURRENT SALES AND MARKETING

We do not have dedicated sales and marketing professionals who are experienced in dealing with the relevant OEM markets. Company personnel and agents on a part-time basis perform sales and marketing functions along with other duties. If existing resources are insufficient for the OEM markets, then no material OEM revenues will be gained in a timely fashion.

INCREASED COMPLIANCE COSTS MAY BE A BURDEN

Pending actions by the PCAOB and the SEC may substantially increase compliance costs (commonly referred to as "Sarbanes-Oxley" costs) in the short term. If the Company fails to act because of a lack of funds then the ability of the Company to operate as a public traded firm could be materially impaired.

WE HAVE NO HISTORY OF PRODUCT SALES

None of our products have been commercially produced. Except for the limited sales of shop (or produced prototypes) products, we have had no recent sales. The sales of prototypes have been treated as a reduction of research and development cost. We cannot assure you that products will be commercially developed in a timely manner or that sales will be commercially successful. The failure of sales will have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY.

In March 2005 we vacated our corporate headquarters which included our engineering, design and testing facilities in approximately 40,000 square feet of leased space located in Carpinteria, California. to sell and offset against rent payable less the amount paid to the County of Santa Barbara for past due personal property taxes. In June 2006 the Company rented a small corporate office in Ventura, California

ITEM 3. LEGAL PROCEEDINGS.

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

PACIFIC BAJA LIQUIDATING TRUST

In September 1999, Pacific Baja Light Metals Corporation, our former, wholly owned subsidiary, filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. ("Bankruptcy Proceeding") In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja. The Company settled the bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination of both. Additionally the Company assigned to the Bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers' liability insurance policies. The bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims. The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

TST, INC.

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

TST and Pacific Baja settled the preference payment issue resulting in TST paying $20,000 to Pacific Baja and TST relinquished the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference has been recorded as a lawsuit settlement in other income. At December 31, 2005, the Company has included $2,900,320 ($4,766,656 - 2004) in regard to the remaining matter in provision for lawsuit settlements.

HOFBAUER ACTION

On May 20, 2004, an action entitled Hofbauer vs. Turbodyne Technologies, Inc. et al. (Case No. 1157661) (the "Hofbauer Action") was filed with the Santa Barbara Superior Court (the "Court"). Peter Hofbauer, a former officer of Turbodyne, alleged that we failed to pay him $369,266 pursuant to the terms of an agreement. In August 2004, Mr. Hofbauer attached certain of our bank accounts in the amount of $315,000 (the "Attached Funds"). We entered into a stipulation to settle the matter on October 27, 2004 pursuant to the terms of the stipulation: we issued 4,000,000 unrestricted shares (the "Shares") of our common stock to Mr. Hofbauer. The proceeds of the sale of this stock were applied against the agreed upon claim amount of approximately $300,000. If at the end of six months from the date of the stipulation, the Claim Amount had not been fully satisfied Mr. Hofbauer had the option of: (i) releasing the Attached Funds to us and keep and sell without restriction the unsold Shares, or (ii) satisfy the remaining balance from the Attached Funds. After selling a portion of the shares and claiming on June 7, 2005 the Attached Funds. 1,400,000 shares are to be returned to the Company.

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

The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2005, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the closure of the Company in 2005 an annual meeting was not held, therefore, no matters were presented to the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, PRICE RANGE OF COMMON STOCK

..The Company's common shares are now listed in the "Pink Sheets" under the symbol "TRBD.PK" and on the Berlin Stock Exchange under the symbol "TUD. The following table indicates the high and low prices of the common shares during the periods indicated:

                                   2004                    2005
                            ------------------------------------------
                             HIGH        LOW         HIGH        LOW
                            ------------------------------------------
First Quarter               $0.15       $0.07       $0.031      $0.002
Second Quarter              $0.14       $0.06       $0.027      $0.007
Third Quarter               $0.11       $0.03       $0.021      $0.014
Fourth Quarter              $0.04       $0.01       $0.018      $0.01

The source of the high and low price is BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of June 14, 2006, there were approximately 419 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of securities occurred during 2005 and were not otherwise reported in our current reports.

We sold units of our securities in a private placement. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of (but not be less than $.003) or (ii) $0.025. If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be $.025.The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

On November 16, 2005 we issued 140,492,222 restricted shares of our common stock at a price of $0.01 per share to Aspatuck Holdings, LLC, its shareholders and a consultant as merger consideration. The issuance was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. No commissions or fees were paid in connection with the transaction.

On November 16, 2005, we issued 5,000,000 restricted shares of our common stock at a price of $0.01 per share to Crescent Fund, LLC for public relations services related to a six month contract. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

The foregoing does not include options granted and/or exercised during 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2005 and results of operations for the two years ended December 31, 2005 and 2004 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under Item I - Business. We resumed our business operations on February 2, 2004, following settlement with Honeywell. We received a net amount from Honeywell of $4,770,900, which represents the $8,500,000 settlement net of legal fees and creditor payments. We used these net proceeds to fund resumption of our business and to settle some other outstanding debts and award payments to our management and employees.

Lack of funds caused the Company to again gradually curtail its operations until it ceased almost all activities in 2005. During that period it had no business operations, place of business and no employees. In September 2005, new management took control with the purpose of attempting to resurrect the Company's business and has been seeking financing for such purpose.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

                            ----------------------------------------------------
                                             Year Ended December 31
                            ----------------------------------------------------
                                                                     Percentage
                                2005               2004              (Decrease)
Total Revenue                  $22,224           $22,224                 Nil
Operating Expenses          ($1,833,112)       ($3,544,609)           (48.28%)
Net Loss From Operations    ($1,810,888)       ($3,522,385)           (48.59%)
Settlement of Litigation     $2,047,000         $6,375,000            (67.89%)
Other Income and Expenses     ($14,784)          $57,125              (125.88%)
Net Income                    $221,328          $2,909,740            (92.39%)

NET REVENUE

                            ----------------------------------------------------
                                           Year Ended December 31
                            ----------------------------------------------------
                                                                     Percentage
                                2005              2004                Increase
License Fee                   $22,224            $22,224                Nil

We had no revenue in 2005 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2005 and 2004, $22,224 of licensing fees was recognized as income. Our limited receipts (not reflected as revenue) are derived for the most part from selling "shop" versions of our product and reflect the fact that our Turbopac(TM) products are in the development stage. During 2005, we sold one (2004 - two) prototype for $27,319 ($17,400 - 2004), which reduced our research and development expenses. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into manufacturing and sales arrangements.

COSTS OF SALES

We had no sales in 2004 and 2005; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:

                                                ----------------------------------------------
                                                           Year Ended December 31
                                                ----------------------------------------------
                                                                                    Percentage
                                                  2005              2004             Increase
                                                                                    (Decrease)
Selling, General and Administrative Expenses    $671,389          $592,241            13.36%
Research and Development Expenses               $371,485         $1,246,128          (70.19%)
Litigation Expenses                             $778,842         $1,554,431          (49.90%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in our selling, general and administrative expenses was attributable to: (i) upon the adoption of SFAS 123(R) "Accounting for Stock-Based Compensation" we recorded $165,377 (additional compensation costs and (ii) in 2004 the adjustment of the authorized capital deficiency. Through March 2005 general and administrative costs included expenses associated with our Carpinteria, California office, management compensation, administrative staff and overhead.

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2005 is due to the suspension of our operations in April 2005. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2005 are associated with the development of our Turbopac product.

LITIGATION EXPENSE

The decrease in litigation expense is primarily attributable to our settlement of litigations and in 2004 the payment of $1,290,000 bonuses out of the settlement of litigation with Honeywell.

COMPENSATION EXPENSE

For 2005, our stock based compensation for consultants and employees decreased to $205,006 from $466,934 for 2004, representing a decrease of $261,928 or approximately 56.10%.

During 2005, we granted 1,300,000 options to purchase shares of our common stock to various consultants associated with legal and related matters that we deemed essential to our operations, compared to options to purchase 2,857,500 shares granted in 2004. As a result, we recognized $63,254 of non-employee compensation expense during the year ended December 31, 2005 compared to $268,192 during the year ended December 31, 2004. From time to time we may grant a significant number of options to purchase common stock to non-employees.

Prior to January 1, 2005 we recognized compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. For 2004 had we adopted the fair value method of accounting, our total stock-based compensation expense would have increased from $172,343 to $856,467 and our net income would have decreased from $2,909,740 or $0.02 per share, to $2,225,616, or $0.01 per share. This pro forma information is disclosed in further detail in our financial statements in the Summary of Significant Accounting Policies under the heading "Stock-Based Compensation".

NET INCOME / LOSS

Our net income for the year ended December 31, 2005 decreased to $221,328 from $2,909,740 for the year ended December 31, 2004, representing a decrease of $2,688,412 or 92.39%. The decrease in our net income is primarily due to 2004 receipt of the Honeywell settlement in the amount of $6,375,000. Honeywell agreed to pay us the aggregate amount of $8,500,000 in full settlement of our claims against Honeywell subject to certain adjustments for legal expenses and $911,030 owed to certain of our creditors and lien holders. We received $4,770,900 net of legal fees and creditor liens from Honeywell. Our decrease in the net operating loss was due to the suspension of our operations from April to August 2005.

We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales or licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

FINANCIAL CONDITION

At the end of 2004 we had no cash reserves and by early 2005 we were compelled to suspend operations. Subsequent to September 2005 we received additional funds from equity raises. We require additional financing to complete our plans. During 2004 our available cash was from amounts received from the Honeywell settlement.

CASH AND WORKING CAPITAL

                            ----------------------------------------------------
                                                                   Percentage
                            At December 31,    At December 31,       Increase/
                                      2005               2004       (Decrease)
                            ----------------------------------------------------
Current Assets                    $101,210            $51,670           96%
Current Liabilities            ($7,818,074)       ($8,680,295)         (10%)
Working Capital Deficit        ($7,716,864)       ($8,628,625)         (11%)
                            ====================================================

The reduction to our working capital deficit was primarily attributable to an adjustment to provision for lawsuits regarding a settlement and an increase in cash arising from convertible notes.

LIABILITIES

                            ----------------------------------------------------
                                                                   Percentage
                            At December 31,    At December 31,       Increase/
                                      2005               2004       (Decrease)
                            ----------------------------------------------------
Provisions for Lawsuit
Settlements                     $4,385,105         $6,013,198          (27%)
Accounts Payable                $2,491,259         $2,226,102           12%
Accrued Liabilities               $476,048           $285,935           66%
Short-Term Loans                  $465,662           $148,600          213%
Long-Term Debt                         $ -            $33,514         (100%)

The decrease in provision for lawsuits is primarily due to a settlement adjustment of $2,047,000. Accounts payable and accrued liabilities increased due to a lack of funds to pay creditors, short-term loans increased due to generate cash.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at December 31, 2005 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                     ---------------------------
                                                           At December 31,
                                                     ---------------------------
                                                           2005           2004
                                                           ----           ----
Net Cash provided by (used in) Operating Activities   ($419,773)      $776,832
Net Cash provided by (used in) Investing Activities     $17,770      ($351,988)
Net Cash used in Financing Activities                 ($500,926)     ($425,374)
Net Increase (Decrease) in Cash During Period           $98,923          ($530)
                                                     ===========================

CASH USED IN OPERATING ACTIVITIES

The increase in cash used in operating activities was due to the 2004 use of the Honeywell settlement proceeds to decrease liabilities and the fact that we had almost no cash for most of 2005.

FINANCING REQUIREMENTS

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

We are presently in the process of negotiating to raise working capital to finance our operations which is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes.

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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $127,345,755 at December 31, 2005, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations in 2004, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the year ended December 31, 2005, $22,224 (22,224 - 2004) of licensing fees was recognized as income.

LICENSES

Licenses are recorded at cost and were being amortized at $208,000 per year over their estimated useful life, which is estimated to be five years. At December 31, 2003, management determined that the licenses had been impaired and a $624,000 impairment provision was recorded in our financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. During the year ended December 31, 2005 sales of prototypes totaling $27,319 offset research and development costs.

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

ITEM 7. FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended December 31, 2005 and 2004, which consists of the following:

1. Report of Independent Registered Public Accounting Firm Vasquez and Company, LLC;

2.    Consolidated Balance Sheets as at December 31, 2005 and December 31, 2004.

3. Consolidated Statements of Operations for the years ended December 31, 2005 and December 31, 2004.

4. Consolidated Statements of Capital Deficit for the years ended December 31, 2005 and December 31, 2004.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004.

6.    Notes to the Consolidated Financial Statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                        Contents
--------------------------------------------------------------------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Balance Sheets                                                        F-4

       Statements of Operations                                              F-5

       Statements of Capital Deficit                                         F-6

       Statements of Cash Flows                                              F-7

       Notes to the Financial Statements                                     F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Turbodyne Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, capital deficit, and cash flows for the each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $127,345,755 and a total capital deficit of $8,056,057 at December 31, 2005. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", as revised, effective January 1, 2005.

Los Angeles, California
February 28, 2006

                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                                     2005             2004
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT
       Cash                                                            $     100,538    $       1,615
       Prepaid expenses and other current assets                                 672           50,055
                                                                       ------------------------------
              TOTAL CURRENT ASSETS                                           101,210           51,670
PROPERTY AND EQUIPMENT (NOTE 2)                                                2,309           45,002
CERTIFICATE OF DEPOSIT (NOTE 12)                                                  --          240,000
                                                                       ------------------------------
TOTAL ASSETS                                                           $     103,519    $     336,672
=====================================================================================================
LIABILITIES AND CAPITAL DEFICIT
LIABILITIES
CURRENT
       Current portion of long-term debt (Note 3)                      $          --    $       6,460
       Accounts payable (Notes 3 and 6(a))                                 2,491,259        2,226,102
       Accrued liabilities                                                   476,048          285,935
       Provision for lawsuit settlements (Notes 6, 10, 12 and 13)          4,385,105        6,013,198
       Loans payable (Notes 4, 8(g))                                         465,662          148,600
                                                                       ------------------------------
              TOTAL CURRENT LIABILITIES                                    7,818,074        8,680,295
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 3)                                  --           27,054
DEFERRED LICENSING FEE                                                       341,502          363,726
                                                                       ------------------------------
              TOTAL LIABILITIES                                            8,159,576        9,071,075
                                                                       ------------------------------
CAPITAL DEFICIT
       Share Capital (Note 8)
            Authorized
                    1,000,000 preferred shares, par value $0.001
                    1,000,000,000 (150,000 - 2003) common
                    shares, par value $0.001
            Issued
                  12,675 preferred shares in 2005 (2004 - 52,175)                 12               52
                320,416,577 common shares in 2005 (2004-160,157,955)         320,417          160,158
       Treasury stock, at cost (378,580 shares)                           (1,907,612)      (1,907,612)
       Additional paid-in capital                                        120,841,762      120,544,963
       Other comprehensive income -
            Foreign exchange translation gain                                 35,119           35,119
       Accumulated deficit                                              (127,345,755)    (127,567,083)
                                                                       ------------------------------
              TOTAL CAPITAL DEFICIT                                       (8,056,057)      (8,734,403)
                                                                       ------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                                  $     103,519    $     336,672
=====================================================================================================

         The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31                                          2005             2004
----------------------------------------------------------------------------------------------
LICENSING FEES                                                  $      22,224    $      22,224
                                                                ------------------------------
EXPENSES
       Selling, general and administrative (Notes 6, 7 and 8)         671,389          592,241
       Research and developments costs (Notes 6 and 7)                371,485        1,246,128
       Litigation expense (Notes 6, 10, 11, 12 and 13)                778,842        1,554,431
       Depreciation and amortization                                   11,396          151,809
                                                                ------------------------------
            TOTAL EXPENSES                                          1,833,112        3,544,609
                                                                ------------------------------
LOSS FROM OPERATIONS                                               (1,810,888)      (3,522,385)
OTHER INCOME (EXPENSE)
       Settlement of litigation (Notes 6,11)                        2,047,000        6,375,000
       Interest expense                                                (3,093)          (7,390)
       Interest Income                                                  1,836           14,477
       Gain (loss) on sale of assets                                  (13,527)           6,678
       Gain on settlement of term debt (Note 3)                            --           43,360
                                                                ------------------------------
NET INCOME FOR THE PERIOD                                       $     221,328    $   2,909,740
==============================================================================================
INCOME PER COMMON SHARE - BASIC                                 $        0.00    $        0.02
==============================================================================================
INCOME PER COMMON SHARE - DILUTED                               $        0.00    $        0.02
==============================================================================================
WEIGHTED AVERAGE SHARES USED FOR BASIC INCOME PER SHARE           214,891,125      149,420,194
==============================================================================================
WEIGHTED AVERAGE SHARES USED FOR DILUTED INCOME PER SHARE         248,917,733      180,654,013
==============================================================================================

         The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                                       Preferred Stock           Common Stock             Treasury Stock
                                                      -----------------     ----------------------    ---------------------
                                                       Shares    Amount          Shares     Amount     Shares        Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                               97,175   $    97     148,771,749   $148,772    378,580   $(1,907,612)

Private placements of common stock                         --        --       1,000,000      1,000         --            --

Reversal of liability for settlement of equity
instruments from prior periods (Note 8(a))                 --        --              --         --         --            --

Exercise of stock options  (Note 8 (e) )                   --        --       2,935,000      2,935         --            --

Issuance of stock for services (Note 8(c))                 --        --         332,500        332         --            --

Issuance of stock for settlement of debt (Note 8
(e))                                                       --        --       2,589,036      2,589         --            --

Issuance of stock for settlement of legal action
(Note 8 (e))                                               --        --       4,179,670      4,180         --            --

Issuance of stock options to non-employees for
services (Note 7)                                          --        --              --         --         --            --

Issuance of warrants to non-employees for
services                                                   --        --

Issuance of stock options to employees (Note 7)            --        --              --         --         --            --

Conversion of Preferred Series X shares (Note
8(f))                                                 (45,000)      (45)      4,500,000      4,500         --            --

Escrow shares (Note 8 (f)                                  --        --      (4,150,000)    (4,150)        --            --

Net income for the year                                    --        --              --         --         --            --
                                                      ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                             52,175   $    52     160,157,955   $160,158    378,580   $(1,907,612)

Exercise of stock options (Note 8(e))                      --        --      10,816,400     10,816         --            --

Issuance of stock for services (Note 8(c))                 --        --       5,000,000      5,000         --            --

Issuance of stock options to non-employees for
services (Note 7)                                          --        --              --         --         --            --

Issuance of stock options to employees (Note 7)            --        --              --         --         --            --

Conversion of preferred Series X shares (Note
8(e),(f))                                             (39,500)      (40)      3,950,000      3,950         --            --

Merger Share accrual (Note 8(b),(e))                       --        --     140,492,222    140,493         --            --

Net income for the period                                  --        --              --         --         --            --
                                                      ---------------------------------------------------------------------
Balance, December 31, 2005                             12,675   $    12     320,416,577   $320,417    378,580   $(1,907,612)
                                                      =====================================================================

                                                       Additional            Other
                                                          Paid-in    Comprehensive       Accumulated          Capital
                                                          Capital           Income           Deficit          Deficit
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                             $117,233,800     $     35,119     $(130,476,823)    $(14,966,647)

Private placements of common stock                         48,678               --                --           49,678

Reversal of liability for settlement of equity
instruments from prior periods (Note 8(a))              2,134,322               --                --        2,134,322

Exercise of stock options  (Note 8 (e) )                  103,989               --                --          106,924

Issuance of stock for services (Note 8(c))                 26,067               --                --           26,399

Issuance of stock for settlement of debt (Note 8
(e))                                                      209,963               --                --          212,552

Issuance of stock for settlement of legal action
(Note 8 (e))                                              288,173               --                --          292,353

Issuance of stock options to non-employees for
services (Note 7)                                         268,192               --                --          268,192

Issuance of warrants to non-employees for
services                                                   59,741                                              59,741

Issuance of stock options to employees (Note 7)           172,343               --                --          172,343

Conversion of Preferred Series X shares (Note
8(f))                                                      (4,455)              --                --               --

Escrow shares (Note 8 (f)                                   4,150               --                --               --

Net income for the year                                        --               --         2,909,740        2,909,740
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                           $120,544,963     $     35,119     $(127,567,083)    $ (8,734,403)

Exercise of stock options (Note 8(e))                     178,196               --                --          189,012

Issuance of stock for services (Note 8(c))                 45,000               --                --           50,000

Issuance of stock options to non-employees for
services (Note 7)                                          63,254               --                --           63,254

Issuance of stock options to employees (Note 7)           141,752               --                --          141,752

Conversion of preferred Series X shares (Note
8(e),(f))                                                  (3,910)              --                --               --

Merger Share accrual (Note 8(b),(e))                     (127,493)              --                --           13,000

Net income for the period                                      --               --           221,328          221,328
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                           $120,841,762     $     35,119     $(127,345,755)    $ (8,056,057)
=====================================================================================================================

         The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                                           2005            2004
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net income                                                                 $    221,328    $  2,909,740
       Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
           Amortization of deferred licensing fees                                     (22,224)        (22,224)
           Depreciation and amortization                                                11,396         151,809
           Gain on settlement of debt                                                       --         (43,360)
           Loss (gain) on sale of asset                                                 13,527          (6,678)
           Recovery on lawsuit reserve from TST share sales (Note 6(b))                     --         (23,345)
           Stock option compensation (Note 7)                                          205,006         440,535
           Stock issued for services (Note 8 (c))                                       50,000          26,399
           Stock issued for settlement of lawsuit                                           --         292,353
           Liability in connection with settlement of equity instrument                     --        (581,000)
           Extension of warrants                                                            --         122,635
       Increase (decrease) in operating assets
           Prepaid expenses and other current assets                                   289,383         (21,215)
       Increase (decrease) in operating liabilities
           Accounts payable                                                            247,729      (1,432,102)
           Accrued liabilities and provision for lawsuit settlements                (1,435,918)     (1,036,715)
                                                                                  ------------    ------------
                Net cash provided by (used in) operating activities                   (419,773)        776,832
                                                                                  ------------    ------------
INVESTING ACTIVITIES
       Purchase of property and equipment                                                   --        (123,137)
       Sale of capital assets                                                           17,770          11,149
       Purchase certificate of deposit                                                      --        (240,000)
                                                                                  ------------    ------------
                Net cash provided by (used in) investing activities                     17,770        (351,988)
                                                                                  ------------    ------------
FINANCING ACTIVITIES
       Net proceeds term debt                                                               --          33,514
       Loans payable                                                                   298,914        (565,812)
       Issuance of common stock and stock subscriptions                                     --         106,924
       Merger share issuance accrual                                                    13,000
       Proceeds from exercise of stock options                                         189,012              --
                                                                                  ------------    ------------
                Net cash provided by (used in) financing activities                    500,926        (425,374)
                                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                         98,923            (530)
CASH, beginning of year                                                                  1,615           2,145
                                                                                  ------------    ------------
CASH, end of year                                                                 $    100,538    $      1,615
==============================================================================================================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year
            Interest                                                              $         --    $      2,946
            Income taxes                                                          $         --    $      7,200
SUPPLEMENTARY DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
       Accounts payable transferred to/(from) loans payable                       $    (17,428)   $    159,386
       Stock issued for settlement of loans payable                               $         --    $    212,552
       Return of asset to settle term debts                                       $         --    $     76,082
       Liability in connection with settlement of equity instruments              $         --    $    581,000
       Reversal of liability in connection with settlement of equity instrument   $         --    $  2,134,322

         The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

      The Company had no current business operations, place of business and no employees when in September 2005, new management took control with the purpose of attempting to resurrect the Company's business and seek financing for such purpose. The Company entered into a merger agreement in September 2005 that resulted in new management, which is examining alternatives for financing, and fulfilling its working capital needs based on its working capital projections.

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

DECEMBER 31, 2005 AND 2004

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $127,345,755 at December 31, 2005 and a total capital deficit of $8,056,057 at December 31, 2005. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

DECEMBER 31, 2005 AND 2004

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2005 $22,224 ($22,224 - 2004) of licensing fees was recognized as income.

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

      For the year ended December 31, 2005, 12,675 preferred shares convertible into 1,267,500 shares of common stock, options and warrants to purchase 18,538,300 and 11,573,510 shares of common stock, convertible notes to purchase 32,353,316 shares of common stock were outstanding during the year. The weighted average dilutive cumulative equivalent shares of 34,026,608 were included in the denominator for 2005 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

      For the year ended December 31, 2004, 52,175 preferred shares convertible into 5,217,500 shares of common stock, options and warrants to purchase 14,928,666 and 15,084,922 shares of common stock were outstanding during the year. The weighted average dilutive cumulative equivalent shares of 31,233,819 were included in the denominator for 2004 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

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

DECEMBER 31, 2005 AND 2004

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

      SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS No. 123 (See Note 7) using the Black-Scholes option-pricing model.

      If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2004, the pro forma on net income and net income per share would have been as follows, as previously disclosed:

                                                              December 31, 2004

Net Income, as reported                                       $       2,909,740
Add: Stock based employee compensation expense included
         in reported net income, net of related tax effects             172,343
Deduct: Total Stock-based employee compensation expense
        determined  under fair-value based method for all
        awards not included in net income                              (856,467)
                                                              -----------------
Pro-forma net income                                          $       2,225,616
                                                              =================
Income per share:
  Basic - as reported                                         $            0.02
                                                              -----------------
  Diluted - as reported                                       $            0.02
                                                              -----------------
  Basic and diluted - proforma                                $            0.01
                                                              -----------------

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

DECEMBER 31, 2005 AND 2004

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

      COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the year ended December 31, 2005 and 2004.

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

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

2.    Property and Equipment

      Property and equipment, at cost, is summarized as follows:

                                                              2005         2004
                                                        -----------------------
      Machinery and equipment                           $   46,193   $1,637,484
      Transportation equipment                                  --       35,766
      Furniture and fixtures                                    --      142,999
      Leasehold improvements                                    --       97,948
                                                        -----------------------
                                                            46,193    1,914,197
      Less: accumulated depreciation, amortization
            and provision for impairment of assets          43,884    1,869,195
                                                        -----------------------
      Net property and equipment                        $    2,309   $   45,002
                                                        =======================

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.    LONG-TERM DEBT

      Term debts at December 31, 2005 and 2004 consist of the following:

                                                              2005         2004
                                                        -----------------------
      Notes Payable                                     $       --   $   33,514
      Less current portion                                      --        6,460
                                                        -----------------------
      Long-term debt - net of current portion           $       --   $   27,054
                                                        =======================

      During 2004, the Company returned an asset that was not in use as a settlement of the 2003 outstanding note payable and recorded a gain on the debt settlement of $43,360.

      During the period ended September 30, 2004, the Company entered into a loan agreement with Bank of America. The loan was collateralized by a Mitsubishi Lancer automobile for an aggregate of $36,035. The Mitsubishi was repossessed on July 19, 2005 due to the Company's inability to make the loan payments. The Mitsubishi was sold at auction. The Company has included $17,428 in accounts payable, which is the difference between the note payable balance and the sales price.

4.    LOANS PAYABLE

                                                              2005         2004
                                                        -----------------------
      Unsecured, non-interest bearing loan payable,
      due on demand from stockholders and other parties $  148,600   $  148,600

      Convertible notes payable *                          317,062           --
                                                        -----------------------
      Total Loans Payable                               $  465,662   $  148,600
                                                        =======================

      * Convertible notes payable, unsecured, bearing interest at 5% per annum, due in one year. Based on the December 30, 2005 market price of our common stock the notes would be convertible into 32,353,316 shares at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of the Common Stock or
            (ii) $.025 ("Fixed Conversion Price"); provided that the Conversion Price shall not be less than $.003. If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be the Fixed Conversion Price.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

5.    INCOME TAXES

      Income tax expense is comprised of the following for the years ended December 31, 2005 and 2004:

                                                              2005         2004
                                                        -----------------------
      Current
          State                                         $       --   $    7,291
                                                        =======================

      Total income tax expense for the years ended December 31, 2005 and 2004 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

                                                              2005         2004
                                                        -----------------------
      Computed "expected" income tax benefit            $       --   $       --
      Non-deductible stock option compensation             205,006      165,677
      Non-deductible expenses                            1,459,369    2,309,322
      Non-deductible stock for services                     50,000       86,140
      Non-deductible stock for settlement                       --      504,905
      Change in valuation allowance                     (1,714,375)  (3,066,044)
                                                        -----------------------
                                                        $       --   $       --
                                                        =======================

      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                                                              2005         2004
                                                       ------------------------
      Deferred tax assets
         Accrued liabilities                           $   190,419   $  114,374
         Reserve for lawsuit settlements                 1,754,042    2,405,279
         Property and equipment                                 --      186,504
         Alternative minimum tax credit                     55,000       55,000
         Net operating loss carryover                   26,590,646   27,543,324
                                                       ------------------------
            Gross deferred tax assets                   28,590,107   30,304,481
      Less valuation allowance                         (28,590,107) (30,304,481)
                                                       ------------------------
      Deferred tax assets, net of valuation allowance  $        --   $       --
                                                       ========================

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2005 or 2004. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

      At December 31, 2005, the Company had net operating loss carryforwards of approximately $78,000,000 for US income tax purposes, which if not used, will expire between the years 2010 and 2025. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward, which the Company can utilize to offset income for tax purposes in a year in the future.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

6.    COMMITMENTS AND CONTINGENCIES

      a)    Leases

            The Company leased certain factory and office premises in California under a non-cancelable operating lease expiring January 2005. Rental expense for 2005 and 2004 was approximately $17,800 and $370,000, respectively. In March 2005 the Company moved out of the premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable less amount paid to the County of Santa Barbara for past due personal property taxes.

            The Company signed a five-year copier lease on March 19, 2004 with payments of $375 per month. The Company returned the copier in April 2005 defaulting on the lease. The $17,316 balance due on the lease is included in accounts payable.

      b)    Litigation

            In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note 10) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

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

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

6.    COMMITMENTS AND CONTINGENCIES - CONTINUED

      b)    Litigation - Continued

            At December 31, 2005, the Company has included $2,900,320 ($4,766,656 - 2004) in regard to this matter in provision for lawsuit settlements. If it was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST would likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference has been recorded as a lawsuit settlement in other income.

      c)    Other

            The Company is currently involved in various collection claims and other legal actions (Notes 10 and 13). It is not possible at this time to predict the outcome of some of the legal actions.

      d)    Royalties

            The Company has agreed to pay a royalty equal to 2% of gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

7.    STOCK OPTIONS

      2003 Stock Incentive Plan

      On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2005 and 2004, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

7.    STOCK OPTIONS - CONTINUED

      2004 Nevada Stock Incentive Plan

      On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2005 and 2004, the number of unoptioned shares available for granting of options under the plan was 1,703,500.

      2005 Stock Incentive Plan

      On January 11, 2005 the Company established the 2005 Nevada Stock Incentive Plan (the "2005" Plan). Under the 2005 Plan, the Company may grant common stock on incentive stock options to its directors, officers, employees and consultants for up to 20,000,000 shares. The maximum term of the 2005 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2005 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 70% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2005 the number of unoptioned shares available for granting of options under the plan was Nil.

      All options granted under the above plans are fully vested and exercisable immediately.

      The following summarizes information relating to stock options during 2005 and 2004:

                                                                    2005

                                    NON-EMPLOYEES            EMPLOYEES & DIRECTORS   TOTAL
                                    -----------------------------------------------------------------------
                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                 EXERCISE                 EXERCISE                 EXERCISE
                                       OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                    -----------------------------------------------------------------------
Outstanding at beginning of year     4,651,666     $ 0.11    10,277,000     $ 0.11    14,928,666     $ 0.11
Granted                              1,300,000     $ 0.02    18,700,000     $ 0.02    20,000,000     $ 0.02
Exercised                           (1,300,000)    $ 0.02    (9,516,400)    $ 0.02   (10,816,400)    $ 0.02
Expired                             (2,146,666)    $ 0.17    (3,427,300)    $ 0.09    (5,573,966)    $ 0.12
                                    ----------               ----------              -----------
Options outstanding and
exercisable at end of year           2,505,000     $ 0.08    16,033,300     $ 0.06    18,538,300     $ 0.06
                                    ==========               ==========              ===========
Weighted average fair value of
 options granted during the year                   $ 0.02                   $ 0.02                   $ 0.01

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

7.    STOCK OPTIONS - CONTINUED

                                                                    2004

                                    NON-EMPLOYEES            EMPLOYEES               TOTAL
                                    -----------------------------------------------------------------------
                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                 EXERCISE                 EXERCISE                 EXERCISE
                                       OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                    -----------------------------------------------------------------------

Outstanding at beginning of year     2,131,666     $ 0.15     2,048,000      $0.16     4,179,666     $ 0.15
Change in 2002 options issued          720,000     $ 0.14            --      $  --       720,000     $ 0.14
Granted                              2,857,500     $ 0.08    10,439,000      $0.08    13,296,500     $ 0.08
Exercised                           (1,057,500)    $ 0.06    (2,210,000)     $0.05    (3,267,500)    $ 0.04
                                    ----------               ----------               ----------
Options outstanding and
exercisable at end of  year          4,651,666     $ 0.11    10,277,000      $0.11    14,928,666     $ 0.11
                                    =======================================================================
Weighted average fair value of
options granted during the year                    $ 0.09                    $0.09                   $ 0.09
                                    =======================================================================

      At December 31, 2005, the following is a summary of stock options outstanding:

                                         Weighted Average       Weighted
                                                Remaining        Average
                                              Contractual       Exercise
      Exercise Price         Number          Life (Years)          Price
      ------------------------------------------------------------------
               $0.02      7,000,000                  4.08          $0.01
       $0.04 - $0.07      1,966,300                  4.82           0.05
       $0.09 - $0.10      9,572,000                  7.86           0.10
                         -----------------------------------------------
                         18,538,300                  6.11          $0.06
                         ===============================================

      During 2004 the Company waived the termination clause and extended the term for 9,824,000 Director, consultant and employee options outstanding by approximately five years to the option plan termination date as follows:

                                             Original                New
      Exercise Price        Number    Expiration Date    Expiration Date
      ------------------------------------------------------------------
              $0.040     1,000,000    August 26, 2008    August 12, 2013
              $0.095     1,650,000       May 10, 2009     March 31, 2014
              $0.100     7,174,000       July 9, 2009     March 31, 2014
      ------------------------------------------------------------------
                         9,824,000
      ==================================================================

      During 2005 the Company waived the termination clause for 7,000,000 Director and employee options issued in 2005.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

7.    STOCK OPTIONS - CONTINUED

      Issuance of Stock Options to Non-employees for Services

      The Company has recorded in general and administrative expenses, $63,254 and $268,192 of compensation expense in 2005 and 2004, respectively, relating to stock options issued to non-employees for services rendered during those years.

      The per share weighted average fair value of stock options expensed for the year ended December 31, 2005 was $0.01, $0.02 and $0.04 (2004 - $0.09)
      on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163% (2004 - 135%); risk-free interest rate of 2.89% and 3.75% (2004 - 3.63%)and expected life of 1 year and 5 years (2004 - 5 years).

      Issuance of Stock Options to Employees for Services

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

      Upon our adoption of SFAS123R, we recorded $141,752 (2004 - $172,343) of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in January 2005 as well as those issued prior to 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2004.

      The per share weighted average fair value of stock options granted to employees during 2005 was $0.02 and $0.04 (2004 - $0.09), calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 159% and 163% (2004 - 135%); risk-free interest rate of 3.75% (2004 - 3.25%); and an expected life of 5 years (2004 - 3 years).

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

8.    SHARE CAPITAL

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

      b)    Merger

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

      c) During 2005, the Company issued 5,000,000 (332,500 - 2004) shares to consultants in consideration for services, at ascribed value of $0.01 ($0.08 and $0.10 - 2004) per share (based on the trading price of the Company's common stock on the agreement date).

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

8.    SHARE CAPITAL - CONTINUED

      d) During 2002, in addition to 378,580 shares acquired under the 1998 Share Buy-Back Plan, the Company entered into an agreement to acquire, from a director for cancellation, 3,500,000 shares for $152,078. The Company has paid $152,078 in connection with the acquisition of the 3,500,000 shares, has recorded amounts paid as a charge to Treasury shares. The related shares have not yet been received or cancelled.

      e) During 2005, the Company issued 160,258,622 shares of common stock. The 160,258,622 included, 3,950,000 were issued for conversion of preferred shares, 140,492,222 were issued for payment of merger consideration, 10,816,400 shares were issued upon exercise of options with a weighted average exercise price of $0.02 and 5,000,000 shares were issued for services with an ascribed value of $50,000 (based on the trading price of the Company's common stock on the dates service agreements were entered into).

            During 2004, the Company issued 15,536,206 shares of common stock and 4,150,000 shares were returned from escrow. The 15,536,206 included, 1,000,000 shares were issued in connection with private placements for net proceeds of $49,678, 4,500,000 were issued for conversion of preferred shares, 2,589,036 shares were issued for payment of $212,552 of debt, 4,179,670 shares were issued for payment of $292,353 of legal settlements, 2,935,000 shares were issued upon exercise of options with a weighted average exercise price of $0.05 and 332,500 shares were issued for services with an ascribed value of $26,399 (based on the trading price of the Company's common stock on the dates service agreements were entered into), which were issued under the 2004 stock option plan. The Company issued 1,000,000 warrants in connection with the above-mentioned private placements, which entitle the holder to purchase one common share at $0.10 for each warrant for a three-year period.

      f) In 2003, the Company also issued 122,175 Series X preferred shares, of which 41,500 shares were exchanged for 4,150,000 common shares held in escrow, until December 2004, by a former director and a former officer, 45,000 shares were issued to a former director in settlement of administrative expenses and the remaining 35,675 shares were issued to a former officer in connection with the settlement of outstanding litigation. During 2005, 39,500 (45,000 -
            2004) Series X preferred shares were converted into 3,950,000 (4,500,000 - 2004) common shares. The 4,150,000 escrow shares were returned to treasury in December 2004.

      g) During 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $148,600, which was recorded as loans payable. As of December 31, 2005 the shares have not been issued.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

8.    SHARE CAPITAL - CONTINUED

      h)    Stock Purchase Warrants

            At December 31, 2005 and 2004, the Company had 11,573,510 and 15,084,922 stock purchase warrants outstanding, respectively. These warrants were issued in connection with private placements and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.025 to $0.39 per share with a weighted average exercise price of $0.09 per share and expiration dates between 2006 and 2010.

            Details of share purchase warrants issued and expired are as follows:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                    Warrants        Price
                                                 ------------------------
            Outstanding at January 1, 2004        21,634,809       $ 0.34
                Issued                             1,000,000         0.10
                Expired                          (7,549,887)         0.39
                                                 ------------------------
            Outstanding at December 31, 2004      15,084,922         0.30
                Issued                             6,300,000        0.025
                Expired                          (9,811,412)         0.36
                                                 ------------------------
            Outstanding at December 31, 2005      11,573,510       $ 0.09
                                                 ========================

            At December 31, 2005, the following is a summary of share purchase warrants outstanding and exercisable:

                                                 Weighted-
                                                   Average      Weighted
                                                 Remaining       Average
                                               Contractual      Exercise
            Exercise Price        Number      Life (Years)         Price
            ------------------------------------------------------------
                $0.025         6,300,000              4.88        $0.025
              0.10 - 0.15      2,500,000              0.88          0.12
              0.20 - 0.22      2,564,273              0.47          0.22
              0.24 - 0.38        209,237              0.09          0.29
                              ------------------------------------------
                              11,573,510              2.95         $0.09

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

9.    RELATED PARTY TRANSACTIONS

      The Company made payments to related parties not disclosed elsewhere in these financial statements, as follows:

                                                    2005           2004
                                                -----------------------
      Rent                                      $     --      $ 370,000
                                                =======================

      The Company previously leased its premises from related parties (Note
      6(a)).

10.   PACIFIC BAJA BANKRUPTCY

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

DECEMBER 31, 2005 AND 2004

10.   PACIFIC BAJA BANKRUPTCY - CONTINUED

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

11.   HONEYWELL INTERNATIONAL, INC.

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

DECEMBER 31, 2005 AND 2004

12.   FORMER OFFICER

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

13.   FORMER DIRECTORS

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

      The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2005 and 2004, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in 2004. On November 7, 2005, BDO Dunwoody LLP ("BDO") resigned as the Company's independent public accountants. The independent auditors' report of BDO on the financial statements of the Company for the years ended December 31, 2002 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty (other than an explanatory paragraph regarding substantial doubt on the Company's ability to continue as a going concern relating to the report for these years), audit scope, or accounting principles. On November 7, 2005, the Company retained Vasquez and Company, LLP as its principal independent accountants for 2004. There were no disagreements with "BDO". The decision to retain Vasquez and Company, LLP was approved by the Company's Board of Directors acting as its audit committee.

ITEM 8A. CONTROLS AND PROCEDURES.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of June 15, 2006 are as follows:

NAME                          AGE
----                          ---
Jason Meyers                  39          Director and Chairman
Albert F. Case, Jr.           51          President and Chief Executive Officer
Debi Kokinos                  53          Chief Financial Officer and Secretary

Set forth below is a brief description of the background and business experience of our executive officer and directors in 2005:

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

DEBI KOKINOS, Chief Financial Officer and Corporate Secretary since October 6, 2005. Ms. Kokinos has been with the company since May 2003. Ms. Kokinos has been a Certified Public Accountant since 1984 and has extensive experience in accounting, management, taxation and computer consulting.

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

COMPENSATION OF DIRECTORS

As of December 31, 2005, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings, and were periodically granted options to purchase shares of our common stock at the discretion of our board of directors or our stock option committee, when constituted.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2005 new management did not file reports but these reports are being prepared and will be filed shortly.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to the following individuals who acted as chief executive officers in 2005:

                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                                          ------------------------------  ------------------------------------------
                                                                                                  AWARDS             PAYOUTS
                                                                                  Other   -------------------------  -------    All
                                                                                  Annual  Restricted                   LTIP    Other
                                                                                  Compen     Stock       Options/     payout  Compen
Name                   Title                      Year    Salary      Bonus      -sation    Awarded      SARs (#)       ($)   sation
------------------------------------------------------------------------------------------------------------------------------------
Albert F. Case, Jr.    President and Chief        2005    $96,000       0            0     1,300,000         0           0       0
                       Executive Officer                    (1)
------------------------------------------------------------------------------------------------------------------------------------
Andrew                 Former President, Chief    2005    $72,000       0            0         0         6,980,000       0       0
Martyn-Smith(2)        Executive Officer, Chief   2004    $72,000    $340,000        0         0         2,740,000       0       0
                       Financial Officer and      2003       0      $26,970(3)    $1,000       0          500,000        0       0
                       Treasurer
------------------------------------------------------------------------------------------------------------------------------------
David Willett(4)       Former Chief Operating     2005   $180,000       0            0         0         4,050,000       0       0
                       Officer                    2004   $180,000                                      3,424,000(5)
------------------------------------------------------------------------------------------------------------------------------------

NOTES:

      (1) Represents amounts paid to a corporation affiliated with Mr. Case for providing the services of Mr. Case who became President and chief executive officer in September 2006.

      (2) Mr. Martyn-Smith resigned as our president, chief executive officer and all other positions as an officer and director in September 2005.

      (3) Mr. Martyn-Smith received a bonus payment of $26,970 upon settlement of our claims against Sheppard, Mullin and $340,000 upon the Honeywell settlement.

      (4) In 2004 we made substantial payments, including a bonus out of proceeds of the Honeywell settlement, to a consulting firm owned by Mr. Willett.

      (5) A portion of these options were granted to settle prior claims of Mr. Willett.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended December 31, 2005:

                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          (INDIVIDUAL GRANTS)
------------------------------------------------------------------------------------------------------
                        Number of Securities       % of Total         Exercise
                             Underlying          Options Granted       Price
Name                      Options Granted         To Employees      (per Share)       Expiration Date
------------------------------------------------------------------------------------------------------
Andrew Martyn-Smith          6,980,000                34.9             $0.02          January 27, 2010
------------------------------------------------------------------------------------------------------

             EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended December 31, 2005:

                                    AGGREGATED OPTION/SAR EXERCISES DURING THE LAST

                              FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
                                                                                                Value of Unexercised
                                                                                                    In-The-Money
                                                                      Unexercised Options at       Options/SARs at
---------------------------------------------------------------------------------------------------------------------
                                    Common Shares                     Financial Year-End (#)   Financial Year-End ($)
                                     Acquired on         Value            exercisable /             exercisable /
Name (#)                            Exercise ($)     Realized ($)         unexercisable             unexercisable
---------------------------------------------------------------------------------------------------------------------
Andrew Martyn-Smith                   4,520,000         $74,698             4,525,000                  NIL/NA
---------------------------------------------------------------------------------------------------------------------

COMPENSATION ARRANGEMENTS

MANAGEMENT AGREEMENTS

We had entered into a 90 day consulting contract which terminated in December 2005 to provide the services of Albert C. Case, our chief executive officer. Subsequent to December 31, 2005 Mr. Case and other management services were provided pursuant to verbal consulting arrangements. The Company believes written consulting contracts will be entered into for all management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 15, 2006 by: (i) each of our then directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
Name and Address                   Amount and Nature of     Percentage of Common
of Beneficial Owner                Beneficial Ownership            Stock
--------------------------------------------------------------------------------
Jason Meyers  (1)                       107,178,550                33.43%
--------------------------------------------------------------------------------
Aspatuck Holdings Ltd.(1)
--------------------------------------------------------------------------------
Albert F. Case, Jr. (2)                  1,300,000                  0.41%
--------------------------------------------------------------------------------
Debi Kokinos  (3)                         900,000                   0.28%
All Officers and Directors as           109,378,550                34.12%
a Group (3 persons) (4)
--------------------------------------------------------------------------------

      (1) Represents shares owned of record by Aspatuck Holdings Ltd. of which Jason Myers is the controlling party and beneficial ownership. The above does not include substantial additional shares Aspatuck Holdings Ltd. may acquire under the AGREEMENT AND PLAN OF MERGER described under Item 12 - Certain Relationships and Related Transactions.

      (2) Represents shares owned by Stamford Research LLC a corporation affiliated with Mr. Case

      (3) The above ownership consists of shares that may be acquired upon the exercise of stock options within 60 days of May 5, 2006.

      (4) The above does not include substantial additional shares Aspatuck Holdings Ltd. may acquire under the AGREEMENT AND PLAN OF MERGER described under Item 12 - Certain Relationships and Related Transactions.

EQUITY COMPENSATION PLAN INFORMATION

In 2005 we had equity compensation plans under which shares of our common stock have been authorized for issuance to our officers, directors, employees and eligible consultants. These equity compensation plans include our 2000 Stock Option Plan, our 2002 Nevada Plan, our 2002 Stock Incentive Plan, our 2003 Stock Incentive Plan, our 2004 Stock Incentive Plan and our 2005 Stock Incentive Plan. In May 2004 there were 4,424,666 options subject to plans established prior to 2004. We do not intend to issue options under these Plans in the future.

On March 31, 2004, we established our 2004 Nevada stock incentive plan (the "2004 Plan") and on January 27, 2005 established our 2005 Nevada stock incentive plan (the "2005 Plan"). Under both plans, we may grant common stock to our directors, officers, employees and consultants. The 2004 Plan calls for up to 15,000,000 shares while the 2005 Plan provides for 20,000,000. The maximum term of each Plan is ten years. Our board of directors will determine the terms and matters of any awards under the Plans including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of the grant. As of May 19, 2006 the number of options available for granting of options under the 2004 plan was 2,122,200 and none were available under the 2005 plan.

The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 8 of our financial statements included in this annual report.

------------------------------------------------------------------------------------------------------
                                                                                Number of Securities
                                                                                 Remaining Available
                                                                                 for Future Issuance
                                                                                    Under Equity
                             Number of Securities                                Compensation Plans
                               to be Issued Upon         Weighted-Average       (Excluding Securities
                                  Exercise of           Exercise Price of        Reflected in column
                              Outstanding Options      Outstanding Options              (a))
------------------------------------------------------------------------------------------------------
Plan Category                         (a)                      (b)                       (c)
------------------------------------------------------------------------------------------------------
Equity Compensation Plans      3,944,666 Shares         $0.17 per Share of        2,122,200 Shares
Approved By Security            of Common Stock            Common Stock
Holders
------------------------------------------------------------------------------------------------------
Equity Compensation Plans    10,984,000 Shares of       $0.09 per Share of        27,197,759 Shares
Not Approved By Security         Common Stock              Common Stock
Holders
------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement") dated as of SEPTEMBER 2005, among it, its wholly owned subsidiary Turbodyne Acquisition Corp. ("Merger Subsidiary" or the "Survivor") and Aspatuck Holdings Nevada, Inc., (the "Nevada"). Nevada was a majority owned subsidiary of Aspatuck Holdings Ltd. ("AHL"). Jason Meyers is the President of AHL. The agreement contemplated the merger of Nevada and Merger Subsidiary with the Survivor as the surviving entity. Prior to the merger, Nevada entered into a consulting agreement ("CONSULTING AGREEMENT") with an entity which is obligated to provide the services of Albert Case to the Company.

The merger was completed as of September 9, 2005. Upon completion of the merger, the shareholders of Survivor were entitled under the Agreement to receive ("Merger Consideration") 40% of the Company's outstanding shares including the number of shares of Common Stock issuable on the exercise, conversion or exchange of securities, options, rights or other agreements ("Derivatives") providing for the issuance of Common Stock. Upon the merger the shareholders of Nevada were entitled to 139,192,222 of a total actual outstanding of 315,560,144 shares of the Company's Common Stock. There was no cash exchanged. These shares then accounted for 44% of the presently outstanding shares. AHL is the beneficial owner of 107,178,550 shares or approximately 34% of the outstanding shares of the Company's Common Stock. As a controlling owner of AHL, Meyers is the indirect beneficial owner of these shares. The number of Fully Diluted Shares Outstanding and, consequently the Merger Consideration include shares of Common Stock issued, or subject to Derivatives issued, after the merger, relating, in any manner, to events or transactions prior to the merger including securities of the Company issued to obtain funds to satisfy any Pre-merger obligations. Based on this formula substantial additional shares will be issued as Merger Consideration.

The Company is the beneficiary of the Consulting Agreement dated as of September 1, 2005, between Nevada and Stamford Research LLC, to provide the services of Albert Case who is now the Company's chief executive officer. As compensation for Consultant's services thereunder, the Company is to pay Consultant a total of $33,000 payable; $20,000 cash and $13,000 which was paid by the issuance of 1,300,000 shares of the Company's Common Stock based upon market at the time of the merger. The agreement is for a term of 90 days after the merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
--------    --------------------------------------------------------------------
   3.1      Restated Articles of Incorporation of Registrant.(1)

   3.2      Amended Bylaws of the Registrant.(1)

   3.3 Certificate of Amendment to Articles of Incorporation, as filed by the Registrant with the Nevada Secretary of State.(7)

   4.1 Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State.(1)

   4.2 Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State.(2)

   4.3 Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State.(4)

   4.4 Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

   4.5      Agreement and Plan of Merger (9)

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

   10.6 Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc.
            (5)

   10.7 Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler. (6)

   10.8 Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn-Smith. (6)

   10.9 Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett. (6)

   10.10    2004 Stock Incentive Plan. (6)

   10.11 Consulting Agreement dated October 4, 2004 between the Registrant and Marsha Chandler. (8)

   10.12 Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer. (8)

   10.13 Settlement and Release Agreement dated September 14, 2004 between the Registrant and John King. (8)

   10.14    2005 Stock Incentive Plan

   14.1     Code of Ethics. (5)

   21.1     List of Subsidiaries. (5)

   23.1     Consent of Vasquez & Company, LLP

   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
   (2) Filed with as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
   (3) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
   (4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
   (5) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
   (6) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
   (7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.
   (8) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30,2004
   (9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC October 2005

(A) CURRENT REPORTS ON FORM 8-K.

During the quarterly period ended December 31, 2005 we filed the following Form 8-K:

DATE OF FORM 8-K     DATE OF FILING WITH THE SEC    DESCRIPTION OF THE FORM 8-K
----------------     ---------------------------    ---------------------------
September 1, 2005         October 25, 2005          Agreement and Plan of Merger

November 7, 2005          November 10, 2005          Change in Certified Public
                                                             Accountant

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

We have appointed a new auditor for the fiscal years ended 2004 and 2005. The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods.


                                   YEAR ENDED                YEAR ENDED
                               DECEMBER 31, 2005         DECEMBER 31, 2004
     ---------------------------------------------------------------------
     Audit Related Fees             $89,000                   $214,022
     Tax Fees                       $ 7,000                   $  8,478
     All Other Fees                    -                      $ 20,000
     Total                          $96,000                   $242,500

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

Signature                       Title                               Date
                                -----                               ----


/s/ Albert F. Case, Jr          Chief Executive Officer,            July 7, 2006
------------------------        Director
Albert F. Case, Jr


/s/ Debi Kokinos                Chief Financial Officer             July 7, 2006
------------------------        and Chief Accounting Officer
Debi Kokinos


/s/ Jason M. Meyers
------------------------        Director                            July 7, 2006
Jason M. Meyers