Form 10QSB
period 2006-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2006-07-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2006

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                 to
                                        ----------------  -------------------


Commission File Number 000-21391

                          TURBODYNE TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

       NEVADA                                              95-4699061
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2848 SIOUX, VENTURA, CALIFORNIA                                      93001
---------------------------------------                            ---------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:                 (805) 201-3133
                                                                --------------

                                 NOT APPLICABLE

            (Former name, former address and former fiscal year end,
                         if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days                 [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 320,559,444 shares of common stock issued and outstanding as of JULY 3, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                                 MARCH 31, 2006

                                                                          PAGE
                                                                         NUMBER

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2006
              and December 31, 2005                                           4

           Consolidated Statements of Operations for the three month
              periods ended March 31, 2006 and March 31, 2005                 5

           Consolidated Statements of Cash Flows for the three month
              periods ended March 31, 2006 and March 31, 2005                 6

           Notes to the Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17

Item 3a.   Controls and Procedures                                           25

PART II -  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 6.    Exhibits                                                          26

SIGNATURES                                                                   27

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS







                          TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE-MONTH PERIODS ENDED
                          MARCH 31, 2006 AND 2005
                          (UNAUDITED - EXPRESSED IN US DOLLARS)



-------------------------------------------------------------------------------------------------

                                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                       (EXPRESSED IN US DOLLARS)
                                                                    MARCH 31         December 31
                                                                        2006                2005
-------------------------------------------------------------------------------------------------

  ASSETS                                                             (UNAUDITED)
CURRENT
   Cash                                                            $      51,553    $     100,538
   Prepaid expenses and other current assets                                 672              672
                                                                   -------------    -------------

        TOTAL CURRENT ASSETS                                              52,225          101,210
PROPERTY AND EQUIPMENT                                                     1,818            2,309
                                                                   -------------    -------------

TOTAL ASSETS                                                       $      54,043    $     103,519
-------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                $   2,528,401    $   2,491,259
   Accrued liabilities                                                   458,148          476,048
   Provision for lawsuit settlements (Notes 4)                         4,451,021        4,385,105
   Loans payable                                                         629,960          465,662
                                                                   -------------    -------------

        TOTAL CURRENT LIABILITIES                                      8,067,530        7,818,074

DEFERRED LICENSING FEE                                                   335,946          341,502
                                                                   -------------    -------------

        TOTAL LIABILITIES                                              8,403,476        8,159,576
                                                                   -------------    -------------

CAPITAL DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            45,175 preferred shares in 2006 (2005 - 45,175)                   12               12
          320,416,577 common shares in 2006 (2005 - 320,416,577)         320,417          320,417
   Treasury stock, at cost (378,580 shares)                           (1,907,612)      (1,907,612)
   Additional paid-in capital                                        120,841,762      120,841,762
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (127,639,131)    (127,345,755)
                                                                   -------------    -------------

        TOTAL CAPITAL DEFICIT                                         (8,349,433)      (8,056,057)
                                                                   -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                              $      54,043    $     103,519
-------------------------------------------------------------------------------------------------




    The accompanying notes are an integral part of these consolidated financial statements.



---------------------------------------------------------------------------------------------

                                               TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31                     2006                   2005
---------------------------------------------------------------------------------------------


LICENSING FEES                                        $       5,556            $       5,556
                                                      -------------            -------------

EXPENSES
    Selling, general and administrative                     185,557                  126,021
    Research and development costs                           22,715                  210,437
    Litigation expense                                       85,872                  257,081
    Depreciation and amortization                               491                    8,928
                                                      -------------            -------------

       TOTAL EXPENSES                                       294,635                  602,467
                                                      -------------            -------------

LOSS FROM OPERATIONS                                       (289,079)                (596,911)

OTHER INCOME (EXPENSE)
   Interest income                                             --                      1,173
   Interest expense                                          (4,297)                  (1,030)
   Loss on sale of asset                                       --                        770
                                                      -------------            -------------

NET LOSS                                              $    (293,376)           $    (595,998)
---------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $       (0.00)           $       (0.00)
---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED             320,416,577              164,011,132
---------------------------------------------------------------------------------------------




   The accompanying notes are an integral part of these consolidated financial statements.



--------------------------------------------------------------------------------------------

                                              TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE THREE-MONTH PERIODS ENDED MARCH 31                         2006           2005
--------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss for the period                                         $(293,376)   $(595,998)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                         (5,556)      (5,556)
      Depreciation and amortization                                      491        8,928
      Stock option compensation  (Note 2)                               --        104,007
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                        --         46,383
   Increase (decrease) in operating liabilities
       Accounts payable                                               37,142       88,804
       Accrued liabilities and provision for lawsuit settlements      52,314      216,794
                                                                   ---------    ---------
          Net cash used in operating activities                     (208,985)    (136,638)
                                                                   ---------    ---------

FINANCING ACTIVITIES
   Notes Payable                                                     160,000       (1,093)
   Replacement of loans payable                                         --           --
   Proceeds from exercise of options                                    --        140,400
                                                                   ---------    ---------
          Net cash provided by financing activities                  160,000      139,307
                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH                                      (48,985)       2,669

CASH, beginning of  period                                           100,538        1,615
                                                                   ---------    ---------
CASH, end of period                                                $  51,553    $   4,284
--------------------------------------------------------------------------------------------


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period
       Interest                                                    $    --      $     692
       Income taxes                                                $    --      $    --




   The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

     The Company's operations have been financed principally through a combination of private and public sales of debt securities. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     BASIS OF PRESENTATION - CONTINUED

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2005 and 2004 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $127,639,131 at March 31, 2006 and a total capital deficit of $8,349,433 at March 31, 2006. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

                     Machinery and equipment             - 7 to 15 years
                     Furniture and fixtures              - 5 to 10 years

     LICENSES

     Licenses are recorded at cost and are amortized over their estimated useful life.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     VALUATION OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2006 and 2005.

     RECOGNITION OF REVENUE

     License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended March 31, 2006 $5,556 ($5,556 - 2005) of licensing fees was recognized as income.


     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In a loss period, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

     COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended March 31, 2006 and 2005.

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

          In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of March 31, 2006 45,175 of Series X preferred shares convertible into 4,517,500 common shares are outstanding.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED

     b) During the three months ended March 31, 2006 there were no share issuances. During the three months ended March 31, 2005, the Company issued 8,807,400 shares of common stock, 8,107,400 for exercise of options and 700,000 for conversion of 7,000 preferred shares.

     c)   Stock Options

          GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

          The Company has recorded $0 (2005 - $40,810) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED

     c)   Stock Options - continued

          The Company has recorded $0 (2005 - $63,197) of compensation expense relating to stock options issued to employees. The per share weighted average fair value of stock options granted to employees during 2005 was $0.02, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 163%; risk-free interest rate from 3.75%; and an expected life of 5 years.

     d)   Stock Purchase Warrants

          At March 31, 2006, the Company had 14,064,273 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing.

          Details of share purchase warrants issued and expired during the quarter ended March 31, 2006 are as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                         Warrants         Price
                                                       -------------------------

             Outstanding at December 31, 2005          11,573,510        $ 0.09
                Granted                                 3,200,000          0.02
                Expired                                 (709,237)          0.20
                                                       -------------------------

             Outstanding at March 31, 2006             14,064,273        $ 0.07
                                                       -------------------------

--------------------------------------------------------------------------------


3.   LONG-TERM DEBT

     During the quarter ended September 30, 2004, the Company entered into a loan agreement collateralized by an automobile for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly; the last payment of $707 is due August 4, 2009.

     Subsequent to March 31, 2005 the Company was unable to make the payments so the bank repossessed the automobile and sold it at auction. The Company currently owes $17,428 which is included in accounts payable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

          Agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

          TST cannot execute on its judgment until Turbodyne either: (a) files a voluntary bankruptcy case; (b) is the subject of an involuntary case; or (c) effects an assignment for the benefit of creditors.

          Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which have reduced the provision for lawsuit settlement by $23,345.

     At March 31, 2006, the Company has included $2,966,236 (December 31, 2005 - $2,900,320) in regard to this matter in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore, the $2,130,000 that the Company had included in the provision for lawsuit settlements, has been reduced to $83,000. The $2,047,000 difference has been recorded as a lawsuit settlement income in the last quarter of 2005.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

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

          The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

     c)   Former Officer

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------


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


          The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At March 31, 2006, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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

OVERVIEW

We are an engineering Company and have been engaged, for over ten years, in the design and development of forced-air induction (air-charging) technologies that improve the performance of gas and diesel internal combustion engines. Optimum performance of an internal combustion engine requires a proper ratio of fuel to air. Power available from the engine is reduced when a portion of the fuel is not used. In a wide range of gas and diesel engines additional air is needed to achieve an optimal result. The traditional engineered solutions for this problem are to use belts or exhaust gas (superchargers or turbochargers) to supply additional air to an engine. Turbodyne, instead, uses electric motors to supply additional air. Because an electric motor can be engaged more quickly, compared to the mechanical delays inherent in a belt or exhaust gas device, Turbodyne's products reduce this `turbolag' and otherwise adds to the effectiveness of gas and diesel engines used in automotive, heavy vehicle, marine, and other internal combustion installations.


CHANGE OF CONTROL AND NEW EFFORTS

On September 9, 2005 a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary pursuant to an AGREEMENT AND PLAN OF MERGER (the "Agreement"). Prior to the merger, this subsidiary of Aspatuck this subsidiary of Aspatuck entered into a consulting agreement ("CONSULTING AGREEMENT") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events.

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

RESULTS OF OPERATIONS

                                     -------------------------------------------

                                                First Quarter Ended March 31
                                     -------------------------------------------
                                                                      Percentage
                                        2006               2005       (Decrease)
                                     ---------------- ------------- ------------
Total Income                           $5,556            $5,556            Nil
Operating Expenses                   ($294,635)        ($602,467)         (51%)
Net Loss from Operations             ($289,079)        ($596,911)         (52%)
Other Income (expense), net           ($4,297)             913           (571%)
                                     ================ ============= ============
Net Loss                             ($293,376)        ($595,998)         (51%)
                                     ================ ============= ============


NET REVENUE

                                     -------------------------------------------

                                                First Quarter Ended March 31
                                     -------------------------------------------
                                                                      Percentage
                                        2006              2005         Increase
                                     ----------------- ------------- -----------

License Fee                            $5,556            $5,556            Nil
                                     ================ ============= ============

We had no revenue in 2005 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the three months ended March 31, 2006 and 2005, $5,556 of licensing fees was recognized as income. Our limited receipts (not reflected as revenue) are derived for the most part from selling "shop" versions of our product and reflect the fact that our Turbopac(TM) products are in the development stage. During 2005, we sold one prototype for $27,319, which reduced our research and development expenses. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into manufacturing and sales arrangements.


COSTS OF SALES

Because we had no sales in 2006 and 2005, we did not have any costs of sales during any portion of these years.


OPERATING EXPENSES

Operating expense decreased in first quarter 2006 substantially from the comparable quarter in 2005. This was primarily due to our attempt to continue operations in 2005 with significant research and litigation expense. While we resumed operations in late 2005, we have not been able to devote substantial amounts to research nor have we been compelled to spend substantial amounts on litigation expenses through the first quarter of 2006.

The primary components of our operating expenses are outlined in the table below:

                                     ----------------------------------------

                                            First Quarter Ended March 31
                                     ----------------------------------------
                                                                 Percentage
                                       2006           2005       Increase /
                                                                 (Decrease)
                                     ----------------------------------------

Selling, General and
  Administrative Expenses            $185,557       $126,021        47%
Research and Development Expenses     $22,715       $210,437       (89%)
Litigation Expenses                   $85,872       $257,081       (67%)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and increased due to consulting fees to management.


RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2006 is due to the suspension of our operations in April 2005 and the subsequent resumption of limited operations. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2006 are associated with the development of our Turbopac product.


LITIGATION EXPENSE

The most significant component of our litigation expense was the accrual of interest relating to TST, Inc. settlement.

Our litigation expenses are attributable to our involvement in several ongoing legal proceedings or the settlement of these proceedings. Litigation expenses during the balance of 2006 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja and accrual of interest relating to TST, Inc.


STOCK BASED COMPENSATION

We did not rely on stock based compensation during the three month period ended March 31, 2006. Stock based compensation included in expenses was $104,007 for the three months ended March 31, 2005.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

FINANCIAL CONDITION


CASH AND WORKING CAPITAL


                          -------------------- ---------------------- ----------------------
                                                                            Percentage
                            At March 31, 2006   At December 31, 2005  Increase / (Decrease)
                          -------------------- ---------------------- ----------------------
Current Assets                        $52,225               $101,210          (48%)
Current Liabilities              ($8,067,530)           ($7,818,074)            3%
Working Capital Deficit          ($8,015,305)           ($7,716,864)            4%
                          ==================== ====================== ======================


The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in accounts payable, convertible notes and provision for lawsuit settlements as discussed below.



LIABILITIES


                           ------------------ --------------------- ---------------------
                           At March 31, 2006  At December 31, 2005       Percentage
                                                                    Increase / (Decrease)
                           ------------------ --------------------- ---------------------
Provision for
  Lawsuit Settlements             $4,451,021            $4,385,105           2%
Accounts Payable                  $2,528,401            $2,491,259           1%
Accrued Liabilities                 $458,148              $476,048          (4%)
Short-Term Loans                    $629,960              $465,662          35%


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

Included in short-term loans at March 31, 2006 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                  ------------------------------
                                                    Three Months Ended March 31
                                                  ------------------------------
                                                           2006            2005
                                                           ----            ----
Net Cash used in Operating Activities                ($208,985)      ($136,638)
Net Cash provided by Financing Activities              $160,000        $139,307
Net Increase (decrease) in Cash During Period         ($48,985)          $2,669


The increase in cash used in operating activities was due to the fact that we had received significant cash from financing activities since October 2005 almost no cash in 2005 and were curtailing business and in 2006 we are attempting to resurrect the business.


FINANCING REQUIREMENTS

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our reviewed consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $127,639,131 at March 31, 2006, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.


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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.


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

ITEM 3A.          CONTROLS AND PROCEDURES.


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

The Company's Chief Executive Officer and Chief Financial Officer believed that for the limited operations of the Company internal controls over financial reporting were adequate to provide reasonable assurance at quarter end. Nevertheless these controls indicated substantial weakness that must be rectified if the Company increased operations, including a lack of segregation of duties.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

The following issuances of securities occurred during the three months ended March 31, 2006.

During the three months ended March 31, 2006 we sold 1.6 units of our securities in a private placement. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of (but not less than $.003) or (ii) $.025 .If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be $.025. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS


  EXHIBIT
  NUMBER  DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TURBODYNE TECHNOLOGIES, INC.

Dated:   July 13, 2006                   BY: /S/ ALBERT F. CASE, JR.
                                         ---------------------------------------
                                         Albert F. Case, Jr.
                                         Chief Executive Officer





                                          BY: /S/ DEBI KOKINOS
                                          Debi Kokinos
                                          Chief Financial Officer and
                                          Chief Accounting Officer