Form 10QSB
period 2006-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2006-08-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 2006

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to
                                   ----------------  -------------------


Commission File Number 000-21391

                          TURBODYNE TECHNOLOGIES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         95-4699061
          ------                                         ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


2848 SIOUX, VENTURA, CALIFORNIA                                     93001
-------------------------------                                     -----
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:                (805) 201-3133
                                                               --------------



                                 NOT APPLICABLE

            (Former name, former address and former fiscal year end,
                         if changed since last report)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 325,559,444 shares of common stock issued and outstanding as of JULY 26, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2006

         PAGE
                                     NUMBER

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 2006
                  and December 31, 2005                                       4

            Consolidated Statements of Operations for the
                  three-month and six-month periods ended
                  June 30, 2006 and June 30, 2005                             5

            Consolidated Statements of Cash Flows for the
                  six-month periods ended June 30, 2006
                  and June 30, 2005                                           6

            Notes to the Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               18

Item 3a.    Controls and Procedures                                          26

PART II -   OTHER INFORMATION

Item 2.     Changes in Securities                                            27

Item 6.     Exhibits                                                         27

SIGNATURES                                                                   28

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS












                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE SIX-MONTH PERIODS ENDED
                                  JUNE 30, 2006 AND 2005
                                  (UNAUDITED - EXPRESSED IN US DOLLARS)


-----------------------------------------------------------------------------------------------------------------

                                                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                       (EXPRESSED IN US DOLLARS)
                                                                                     JUNE 30         December 31
                                                                                        2006                2005
-----------------------------------------------------------------------------------------------------------------

ASSETS                                                                           (UNAUDITED)
CURRENT
   Cash                                                                  $             1,316  $          100,538
   Prepaid expenses and other current assets                                           2,472                 672
                                                                       ------------------------------------------

        TOTAL CURRENT ASSETS                                                           3,788             101,210
PROPERTY AND EQUIPMENT                                                                 1,455               2,309
                                                                       ------------------------------------------

TOTAL ASSETS                                                             $             5,243  $          103,519
================================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                      $         2,580,666  $        2,491,259
   Accrued liabilities                                                               482,748             476,048
   Provision for lawsuit settlements (Notes 4)                                     4,516,937           4,385,105
   Loans payable                                                                     711,366             465,662
                                                                       ------------------------------------------

        TOTAL CURRENT LIABILITIES                                                  8,291,717           7,818,074

DEFERRED LICENSING FEE                                                               330,390             341,502
                                                                       ------------------------------------------

        TOTAL LIABILITIES                                                          8,622,107           8,159,576
                                                                       ------------------------------------------

CAPITAL DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            45,175 preferred shares in 2006 (2005 - 45,175)                               12                  12
          320,416,577 common shares in 2006 (2005 - 320,416,577)                     320,417             320,417
   Treasury stock, at cost (378,580 shares)                                       (1,907,612)         (1,907,612)
   Additional paid-in capital                                                    120,865,408         120,841,762
   Other comprehensive income -
       Foreign exchange translation gain                                              35,119              35,119
   Accumulated deficit                                                          (127,930,208)       (127,345,755)
                                                                       ------------------------------------------

        TOTAL CAPITAL DEFICIT                                                     (8,616,864)         (8,056,057)
                                                                       ------------------------------------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                    $             5,243  $          103,519
================================================================================================================


              The accompanying notes are an integral part of these consolidated financial statements.


------------------------------------------------------------------------------------------------------------------

                                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            (Unaudited - Expressed in US Dollars)

                                                         THREE-MONTH                          SIX-MONTH
                                                       PERIODS ENDED                       PERIODS ENDED
                                                          JUNE 30                             JUNE 30
                                                   2006             2005              2006               2005
------------------------------------------------------------------------------------------------------------------

REVENUE
      Licensing fees                          $       5,556    $       5,556    $      11,112    $      11,112
                                              -------------    -------------    -------------    -------------

              TOTAL REVENUE                           5,556            5,556           11,112           11,112
                                              -------------    -------------    -------------    -------------


EXPENSES (RECOVERY)
     General and administrative                     175,361          200,742          360,919          326,763
     Research and development                        47,394          161,049           70,109          371,486
     Litigation expense                              67,109          371,102          152,980          628,184
     Depreciation and amortization                      363            1,320              854           10,248
                                              -------------    -------------    -------------    -------------
         TOTAL EXPENSES
                                                    290,227          734,213          584,862        1,336,681
                                              -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                               (284,671)        (728,657)        (573,750)      (1,325,569)
OTHER INCOME (EXPENSES)
     Interest expense                                (6,406)            --            (10,703)          (1,030)
     Interest Income                                   --                663             --              1,837
     Gain (loss) on sale of asset                      --               --               --                770
                                              -------------    -------------    -------------    -------------
INCOME (LOSS) FOR THE PERIOD
                                                   (291,077)        (727,994)        (584,453)      (1,323,992)
                                              ================================================================
Income (loss) per common share

 BASIC AND DILUTED                            $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
==============================================================================================================


WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     320,416,577      171,262,122      320,416,577      167,685,557
==============================================================================================================


               The accompanying notes are an integral part of these consolidated financial statements.


-----------------------------------------------------------------------------------------------

                                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE SIX-MONTH PERIODS ENDED JUNE 30                                2006            2005
-----------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                         $  (584,453)   $(1,323,992)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                          (11,112)       (11,112)
      Depreciation and amortization                                        854         10,248
      Stock option compensation  (Note 2)                                 --          183,743
      Warrant compensation (Note 2)                                     23,646           --
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                        (1,800)       288,783
   Increase (decrease) in operating liabilities
       Accounts payable                                                 89,407        149,075
       Accrued liabilities and provision for lawsuit settlements       149,236        514,075
                                                                   --------------------------
          Net cash used in operating activities                       (334,222)      (189,180)
                                                                   --------------------------

FINANCING ACTIVITIES
   Notes Payable                                                       235,000           (989)
   Exercise of Stock Options                                              --          189,012
                                                                   --------------------------
          Net cash provided by financing activities                    235,000        188,023
                                                                   --------------------------

NET INCREASE (DECREASE) IN CASH                                        (99,222)        (1,157)

CASH, beginning of  period                                             100,538          1,615
                                                                   --------------------------
CASH, end of period                                                $     1,316    $       458
=============================================================================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period
       Interest                                                    $      --      $     1,030
       Income taxes                                                $      --      $      --
=============================================================================================






    The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $127,930,208 at June 30, 2006 and a total capital deficit of $8,616,864 at June 30, 2006. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

     RECOGNITION OF REVENUE

     License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended June 30, 2006 $5,556 ($5,556 - 2005) of licensing fees was recognized as income.


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the periods ended June 30, 2006 and 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

     RESEARCH AND DEVELOPMENT

     Research and development costs related to present and future products are charged to operations in the period incurred.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

     COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended June 30, 2006 and 2005.

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

             In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of June 30, 2006 45,175 of Series X preferred shares convertible into 4,517,500 common shares are outstanding.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED

     b) During the six months ended June 30, 2006 there were no share issuances. During the six months ended June 30, 2005, the Company issued 11,516,400 shares of common stock, 10,816,400 for exercise of options and 700,000 for conversion of 7,000 preferred shares.

     c)   Stock Options

     The following summarizes information relating to stock options for the period ended June 30, 2006:


                                                     2006

                        NON-EMPLOYEES              EMPLOYEES                 TOTAL

                                  WEIGHTED                 WEIGHTED                WEIGHTED
                                  AVERAGE                  AVERAGE                 AVERAGE
                                 EXERCISE                 EXERCISE                 EXERCISE
                    OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
Outstanding at
  beginning of     2,505,000    $   0.08   16,033,300    $   0.06   18,538,300    $   0.06
  period

Expired             (380,000)       0.07     (136,300)       0.04     (516,300)       0.06
                 -----------    --------   ----------    --------   ----------    --------
Outstanding at
end of
  Period           2,125,000        0.06   15,897,000        0.06   18,022,000        0.06
                 -----------    --------   ----------    --------   ----------    --------
Options
exercisable at
end of period      2,125,000    $   0.06   15,897,000    $   0.06   18,022,000    $   0.06
                 -----------    --------   ----------    --------   ----------    --------


           GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES
           The Company has recorded $0 (2005 - $41,991) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

           The per share weighted average fair value of stock options granted for the six-months ended June 30, 2005 was $0.01, $0.02 and $0.04 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163%; risk-free interest rate of 2.89% and 3.75%, and expected life of 1 year and 5 years.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED

     c) Stock Options - continued

           GRANT OF STOCK OPTIONS TO EMPLOYEES FOR SERVICES

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

     d)    Stock Purchase Warrants

           At June 30, 2006, the Company had 14,953,162 stock purchase warrants outstanding. These warrants were issued in connection with private placements and other means of financing.

           Details of share purchase warrants issued and expired during the quarter ended June 30, 2006 are as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                        Warrants        Price
                                                     -------------------------

           Outstanding at December 31, 2005           11,573,510       $ 0.09
              Granted                                  6,341,667         0.02
              Expired                                (2,709,237)         0.21
                                                     -------------------------

           Outstanding at June 30, 2006               15,205,940       $ 0.04
                                                     -------------------------


          The Company has recorded $23,646 (2005 - $0) of compensation expense relating to warrants issued to consultants. The per share weighted average fair value of stock options granted to consultants during 2006 was $0.02, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 158% and 146%; risk-free interest rate from 4.98%, 5.06% and 5.11%; and an expected life of 7 years.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

     a) TST, Inc.- continued

          At June 30, 2006, the Company has included $3,032,152 (December 31, 2005 - $2,900,320) in regard to this matter in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore, the $2,130,000 that the Company had included in the provision for lawsuit settlements, has been reduced to $83,000. The $2,047,000 difference has been recorded as a lawsuit settlement income in the last quarter of 2005.

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

          The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES - CONTINUED

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

     d)   Former Director

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


           The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At June 30, 2006, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


4.    Commitments and Contingencies - Continued

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

There is no assurance we will be able to obtain sufficient financing to implement full scale operations.


RESULTS OF OPERATIONS


                       ------------------------------------------------    -----------------------------------------------

                                Second Quarter Ended June 30                          Six Months Ended June 30
                       ------------------------------------------------    -----------------------------------------------
                                                            Percentage                                         Percentage
                             2006             2005          (Decrease)          2006              2005          (Decrease)
                       ----------------- ---------------- -------------    ---------------- ----------------- ------------
Total Income                $5,556           $5,556           Nil              $11,112          $11,112           Nil
Operating Expenses
                          ($290,227)       ($734,213)        (60%)           ($584,862)       ($1,336,681)       (56%)
Net Loss from
Operations                ($284,671)       ($728,657)        (61%)           ($573,750)       ($1,325,569)       (57%)
Other Income
(Expenses)                 ($6,406)           $663          (1,066%)          ($10,703)          1,577          (779%)
                       ================= ================ =============    ================ ================= ============

Net (Loss)                ($291,077)       ($727,994)        (60%)           ($584,453)       ($1,323,992)       (56%)
                       ================= ================ =============    ================ ================= ============


NET REVENUE

                       ------------------------------------------------    -----------------------------------------------

                                Second Quarter Ended June 30                          Six Months Ended June 30
                       ------------------------------------------------    -----------------------------------------------
                                                           Percentage                                         Percentage
                             2006            2005          Increase /           2006             2005         Increase /
                                                           (Decrease)                                         (Decrease)
                       ----------------- -------------- ---------------    ---------------- --------------- --------------
License Fee                 $5,556          $5,556           Nil               $11,112         $11,112           Nil

We had no revenue in 2005 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the six months ended June 30, 2006 and 2005, $5,556 of licensing fees was recognized as income. Our limited receipts (not reflected as revenue) are derived for the most part from selling "shop" versions of our product and reflect the fact that our Turbopac(TM) products are in the development stage. During 2005, we sold one prototype for $27,319, which reduced our research and development expenses. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from the TurboPac(TM) products until we complete our production models and enter into manufacturing and sales arrangements.


COSTS OF SALES

Because we had no sales in 2006 and 2005, we did not have any costs of sales during any portion of these years.


OPERATING EXPENSES

Operating expense decreased in second quarter 2006 from the comparable quarter in 2005. This was primarily due to our attempt to continue operations in 2005 with significant research and litigation expense. While we resumed operations in late 2005, we have not been able to devote substantial amounts to research nor have we been compelled to spend substantial amounts on litigation expenses through the second quarter of 2006.

The primary components of our operating expenses are outlined in the table below:


                               -----------------------------------------    -------------------------------------------

                                     Second Quarter Ended June 30                    Six Months Ended June 30
                               -----------------------------------------    -------------------------------------------
                                                           Percentage                                      Percentage
                                                             Increase                                        Increase
                                  2006          2005        (Decrease)          2006           2005         (Decrease)
                               ------------ ------------- --------------    -------------- -------------- -------------
General and Administrative
Expenses                          $175,361      $200,742      (13%)              $360,919       $326,763      10%
Research and Development
Expenses                           $47,394      $161,049      (71%)               $70,109       $371,486     (81%)
Litigation Expenses                $67,109      $371,102      (82%)              $152,980       $628,184     (76%)

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


STOCK BASED COMPENSATION

For the six months ended June 30, 2006 stock based compensation included in expenses was $23,646 and $104,007 for the six months ended June 30, 2005.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

FINANCIAL CONDITION


CASH AND WORKING CAPITAL


                            ------------------ ----------------------- -----------------------
                                                                               Percentage
                             At June 30, 2006    At December 31, 2005    Increase / (Decrease)
                            ------------------ ----------------------- -----------------------
Current Assets                         $3,788                $101,210            (96%)
Current Liabilities              ($8,291,717)            ($7,818,074)              6%
Working Capital Deficit          ($8,287,929)            ($7,716,864)             (7%)
                            ================== ======================= =======================

The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in accounts payable, convertible notes and provision for lawsuit settlements as discussed below.

LIABILITIES


                                      ------------------ ---------------------- -----------------------
                                       At June 30, 2006   At December 31, 2005          Percentage
                                                                                  Increase / (Decrease)
                                      ------------------ ---------------------- -----------------------

Provision for Lawsuit Settlements            $4,516,937             $4,385,105              3%
Accounts Payable                             $2,580,666             $2,491,259              4%
Accrued Liabilities                            $482,748               $476,048              1%
Short-Term Loans                               $711,366               $465,662             53%


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

The increase in short-term loans is due to the increase in convertible notes payable and the related accrued interest on these unsecured notes, bearing interest at 5% per annum, due in one year. Based on the June 30, 2006 market price of our common stock the notes would be convertible into 40,197,570 shares at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of the Common Stock or (ii) $.025 ("Fixed Conversion Price"); provided that the Conversion Price shall not be less than $.003. If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be the Fixed Conversion Price.


Included in short-term loans at June 30, 2006 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.


CASH FLOWS

                                                   -----------------------------
                                                    Six Months Ended June 30
                                                   -----------------------------
                                                           2006             2005
                                                           ----             ----
Net Cash from (used in) Operating Activities         ($334,222)       ($189,180)
Net Cash from (used in) Financing Activities          $235,000         $188,023
Net Increase (decrease) in Cash During Period         ($99,222)         ($1,157)


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



THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our reviewed consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $127,930,208 at June 30, 2006, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.


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

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

The following issuances of securities occurred during the six months ended June 30, 2006.

During the six months ended June 30, 2006 we sold 2.35 units of our securities in a private placement. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of (but not less than $.003) or (ii) $.025 .If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be $.025. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

As of April 1, 2006 we entered into agreements to engage various consultants. These agreements call for the issuance of seven year warrants to purchase 72,200,000 shares of common stock at a per share exercise price of $ .0117. The warrants are only exercisable upon certain milestones. These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.


As of June 1, 2006 we entered into an agreement to engage a consultant. This agreement calls for the issuance of 5,000,000 shares of common stock as consideration for services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS


  EXHIBIT
  NUMBER
             DESCRIPTION OF EXHIBIT
     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TURBODYNE TECHNOLOGIES, INC.

Dated:   August 11, 2006                      BY: /S/ ALBERT F. CASE, JR.
                                              ----------------------------------
                                              Albert F. Case, Jr.
                                              Chief Executive Officer



                                              BY: /S/ DEBI KOKINOS
                                              --------------------
                                              Debi Kokinos
                                              Chief Financial Officer and
                                              Chief Accounting Officer