Form 10QSB
period 2006-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2006-11-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended SEPTEMBER 30, 2006

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                 to
                                   ----------------  ---------------------------


         Commission File Number     000-21391


                          TURBODYNE TECHNOLOGIES, INC.
        -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                     95-4699061
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


315 MEIGS ROAD, SUITE A-128,
SANTA BARBARA, CALIFORNIA                                         93109
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:               (805) 201-3133
                                                              ---------------

                                 NOT APPLICABLE
                                 --------------
            (Former name, former address and former fiscal year end,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 337,316,577 OCTOBER 20, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2006

         PAGE
                                     NUMBER

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 2006
              and December 31, 2005                                            4

            Consolidated Statements of Operations for the
              three-month and nine-month periods ended
              September 30, 2006 and September 30, 2005                        5

            Consolidated Statements of Cash Flows for the
               nine-month periods ended September 30,
               2006 and September 30, 2005                                     6

            Notes to the Consolidated Financial Statements                     7

Item 2.     Management's Discussion and Analysis and
               Results of Operations                                          18

Item 3a.    Controls and Procedures                                           27

PART II -   OTHER INFORMATION

 Item 2.    Unregistered Sales of Equity Securities
              and Use of Proceeds                                             28

Item 6.     Exhibits                                                          28

SIGNATURES                                                                    29

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS












                        TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE NINE-MONTH PERIODS ENDED
                        SEPTEMBER 30, 2006 AND 2005
                        (UNAUDITED - EXPRESSED IN US DOLLARS)


=================================================================================================

                                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                    CONSOLIDATED BALANCE SHEETS
                                                                      (EXPRESSED IN US DOLLARS)
                                                                  SEPTEMBER 30   DECEMBER 31
                                                                      2006           2005
-------------------------------------------------------------------------------------------------

 ASSETS                                                                              (UNAUDITED)
CURRENT
   Cash                                                            $      22,851    $     100,538
   Prepaid expenses and other current assets                              34,672              672
                                                                   ------------------------------

        TOTAL CURRENT ASSETS                                              57,523          101,210
PROPERTY AND EQUIPMENT                                                     1,092            2,309
                                                                   ------------------------------

TOTAL ASSETS                                                       $      58,615    $     103,519
=================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                $   2,161,940    $   2,491,259
   Accrued liabilities                                                   453,348          476,048
   Provision for lawsuit settlements (Note 5)                          4,582,853        4,385,105
   Loans payable (Note 3)                                                798,906          465,662
                                                                   ------------------------------

        TOTAL CURRENT LIABILITIES                                      7,997,047        7,818,074

DEFERRED LICENSING FEE                                                   324,834          341,502
                                                                   ------------------------------

        TOTAL LIABILITIES                                              8,321,881        8,159,576
                                                                   ------------------------------

CAPITAL DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares in 2006 (2005 - 12,675)                   12               12
          337,316,577 common shares in 2006 (2005 - 320,416,577)         337,317          320,417
   Treasury stock, at cost (1,778,580 shares) (Note 5(c))             (1,963,612)      (1,907,612)
   Additional paid-in capital                                        121,097,053      120,841,762
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (127,769,155)    (127,345,755)
                                                                   ------------------------------

        TOTAL CAPITAL DEFICIT                                         (8,263,266)      (8,056,057)
                                                                   ------------------------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                              $      58,615    $     103,519
=================================================================================================







              The accompanying notes are an integral part of these
                       consolidated financial statements.


==============================================================================================================

                                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         (Unaudited - Expressed in US Dollars)

                                                        THREE-MONTH                        NINE-MONTH
                                                       PERIODS ENDED                      PERIODS ENDED
                                                       SEPTEMBER 30                       SEPTEMBER 30
                                                   2006             2005              2006             2005
--------------------------------------------------------------------------------------------------------------


  REVENUE
      Licensing fees                          $       5,556    $       5,556    $      16,668    $      16,668
                                              ----------------------------------------------------------------

              TOTAL REVENUE                           5,556            5,556           16,668           16,668
                                              ----------------------------------------------------------------


EXPENSES (RECOVERY)
     General and administrative                     257,615          117,654          618,535          444,417
     Research and development                       106,803             --            176,910          371,486
     Litigation expense                               9,916           66,496          162,896          694,679
     Depreciation and amortization                      363              573            1,217           10,821
                                              ----------------------------------------------------------------
         TOTAL EXPENSES
                                                    374,697          184,723          959,558        1,521,403
                                              ----------------------------------------------------------------

LOSS FROM OPERATIONS                               (369,141)        (179,167)        (942,890)      (1,504,735)
OTHER INCOME (EXPENSES)
     Interest expense                                (7,540)            --            (18,244)          (1,030)
     Debt Relief                                    537,734                           537,734
     Interest Income                                   --               --              1,836
     Gain (loss) on sale of asset                      --            (14,297)         (13,527)
                                              ----------------------------------------------------------------
INCOME (LOSS) FOR THE PERIOD
                                              $     161,053    $    (193,464)   $    (423,400)   $  (1,517,456)
                                              ================================================================
Income (loss) per common share
                                                       0.00 /
 BASIC / DILUTED                              $        0.00    $       (0.00)   $       (0.00)   $       (0.01)
==============================================================================================================
                                                322,406,577 /
WEIGHTED AVERAGE SHARES - BASIC / DILUTED       471,581,088      205,611,429      320,907,262      180,412,821
==============================================================================================================











              The accompanying notes are an integral part of these
                       consolidated financial statements.



==============================================================================================

                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30                          2006           2005
----------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                         $  (423,400)   $(1,517,456)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                          (16,668)       (16,668)
      Depreciation and amortization                                      1,217         10,821
      Gain on settlement of debt                                      (537,734)          --
      Loss on sale of asset                                               --           13,527
      Stock issued for services                                         50,000           --
      Stock option compensation  (Note 2)                                 --          205,006
      Stock received against litigation expense                         56,000
      Warrant compensation (Note 2)                                    103,191           --
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                       (34,000)       289,393
   Increase (decrease) in operating liabilities
       Accounts payable                                                208,415        200,924
       Accrued liabilities and provision for lawsuit settlements       193,292        609,491
                                                                   --------------------------
          Net cash used in operating activities                       (511,687)      (204,972)
                                                                   --------------------------

INVESTING ACTIVITIES
   Sale of capital assets                                                 --           17,770
                                                                   --------------------------
         Net cash provided by investing activities                        --           17,770
                                                                   --------------------------
FINANCING ACTIVITIES
   Proceeds from loans payable                                         315,000           --
   Payments of long term debt                                             --          (16,086)
   Accrual for merger                                                     --           13,000
   Exercise of Stock Options and Warrants                              119,000        189,012
                                                                   --------------------------
          Net cash provided by financing activities                    434,000        185,926
                                                                   --------------------------

NET INCREASE (DECREASE) IN CASH                                        (77,687)        (1,276)

CASH, beginning of  period                                             100,538          1,615
                                                                   --------------------------
CASH, end of period                                                $    22,851    $       339
==============================================================================================

SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION
   Issuance of stock for merger consideration                      $      --      $    13,000
==============================================================================================












              The accompanying notes are an integral part of these
                       consolidated financial statements.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

   The Company's operations have been financed principally through a combination of private sales of debt securities. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.


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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $127,769,155 at September 30, 2006 and a total capital deficit of $8,263,266 at September 30, 2006. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

                      Computers                           - 3 years
                      Machinery and equipment             - 7 to 15 years
                      Furniture and fixtures              - 5 to 10 years

   LICENSES

   Licenses are recorded at cost and are amortized over their estimated useful life.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

   RECOGNITION OF REVENUE

   License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended September 30, 2006 $5,556 ($5,556 - 2005) of licensing fees was recognized as income.


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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

   SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the periods ended September 30, 2006 and 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

   RESEARCH AND DEVELOPMENT

   Research and development costs related to present and future products are charged to operations in the period incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue.


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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
   (loss) approximated comprehensive income for the quarter ended September 30, 2006 and 2005.

   LEGAL FEES

   The Company expenses legal fees in connection with litigation as incurred.
   -----------------------------------------------------------------------------


2. SHARE CAPITAL

   Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

   a) Authorized Capital At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

      In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of September 30, 2006 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.


   b) During the nine months ended September 30, 2006 the Company issued 5,000,000 shares for services and 11,900,000 warrants were exercised. During the nine months ended September 30, 2005, the Company issued 11,516,400 shares of common stock, 10,816,400 for exercise of options and 700,000 for conversion of 7,000 preferred shares.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   c) Stock Options

      The following summarizes information relating to stock options for the nine months ended September 30, 2006:


                                                          2006

                            NON-EMPLOYEES               EMPLOYEES                 TOTAL
                     ---------------------------------------------------------------------------------

                                    WEIGHTED                   WEIGHTED                    WEIGHTED
                                    AVERAGE                    AVERAGE                      AVERAGE
                                    EXERCISE                    EXERCISE                    EXERCISE
                       OPTIONS       PRICE         OPTIONS       PRICE        OPTIONS         PRICE
                     ---------------------------------------------------------------------------------
Outstanding at
   beginning of      2,505,000    $   0.08       16,033,300    $   0.06       18,538,300    $   0.06
 period

 Expired              (380,000)       0.07         (136,300)       0.04         (516,300)       0.06
                     ---------------------------------------------------------------------------------
 Outstanding at
 end of
   Period            2,125,000        0.06       15,897,000        0.06       18,022,000        0.06
                     ---------------------------------------------------------------------------------
 Options
 exercisable at
   end of period     2,125,000    $   0.06       15,897,000    $   0.06       18,022,000    $   0.06
                     =================================================================================


   GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES The Company has recorded $0 (2005 - $41,991) of compensation expense relating to stock options issued to non-employees for services rendered during the period.

   The per share weighted average fair value of stock options granted for the nine-months ended September 30, 2005 was $0.01, $0.02 and $0.04 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163%; risk-free interest rate of 2.89% and 3.75%, and expected life of 1 year and 5 years.


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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   d) Stock Purchase Warrants

      At September 30, 2006, the Company had 6,561,112 stock purchase warrants outstanding. These warrants were issued in connection with private placements and additional compensation for officers, directors and consultants.

      Details of share purchase warrants issued and expired during the nine months ended September 30, 2006 are as follows:


                                                         2006

                         INVESTORS               EMPLOYEES & CONSULTANTS             TOTAL
                 ---------------------------------------------------------------------------------------

                                   WEIGHTED                     WEIGHTED                       WEIGHTED
                                   AVERAGE                      AVERAGE                        AVERAGE
                                   EXERCISE                     EXERCISE                       EXERCISE
                   WARRANTS         PRICE       WARRANTS         PRICE       WARRANTS           PRICE
                 ---------------------------------------------------------------------------------------
Outstanding at
  beginning of    11,573,510       $   0.09          --        $   0.00       11,573,510       $   0.09
  period

Granted            6,000,000           0.01     4,061,112          0.01       10,061,112           0.01

Exercised        (11,900,000)          0.01          --         --           (11,900,000)          0.01

Expired           (3,173,510)          0.21          --         --            (3,173,510)          0.21
                 ---------------------------------------------------------------------------------------
Outstanding at
end of
period             2,500,000       $   0.10     4,061,112      $   0.01        6,561,112       $   0.04
                 ---------------------------------------------------------------------------------------
Warrants
exercisable
  at end of        2,500,000       $   0.12     4,061,112      $   0.01        6,561,112       $   0.04
  period         ========================================================================================





      The Company has recorded $103,191 (2005 - $0) of compensation expense relating to 4,061,112 warrants issued to consultants. The per share weighted average fair value of stock options granted to consultants during 2006 was $0.02, calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 158%, 155% and 146%; risk-free interest rate of 4.60%, 4.70%, 4.93%, 4.98%, 5.06% and
      5.11%; and an expected life of 7 years.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


3. SHORT-TERM DEBT

   During the nine months ended September 30, 2006 we sold 3.15 units of our securities in a private placement. During 2005 we had sold 3.15 units. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was equal to the lesser of (i) 70% of the Market Price of (but not less than $.003) or (ii) $.025. If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price would be $.025.

   The Company changed the maturity date to October 31, 2007 and decreased the conversion price to one-half penny ($.05) for new purchasers of the units. At the same time it offered existing note holders the right to exchange their current notes for the modified notes if they exercised their warrants by September 30, 2006. Note holders exercised 11,900,000 warrants therefore extending the maturity date and decreasing the conversion price for $595,000 of notes.

   On Setpember 30, 2006 the notes would be convertible into 123,797,346 (894,844 original and 122,902,502 converted note terms) shares at any time prior to payment.

--------------------------------------------------------------------------------


4. LONG-TERM DEBT

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


5. COMMITMENTS AND CONTINGENCIES

   The Company is party to various legal claims and lawsuits that have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

      LITIGATION

      a) TST, Inc.

      In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note 5(b)) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

   a) TST, Inc.- continued

      The Company and TST entered into a settlement agreement and release. Under the terms of the agreement, the Company agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

      TST cannot execute on its judgment until Turbodyne either: (a) files a voluntary bankruptcy case; (b) is the subject of an involuntary case; or
      (c) effects an assignment for the benefit of creditors.

      Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which have reduced the provision for lawsuit settlement by $23,345.

      At September 30, 2006, the Company has included $3,098,068 (December 31, 2005 - $2,900,320) in regard to this matter in provision for lawsuit settlements. If it is determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST will likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore, the $2,130,000 that the Company had included in the provision for lawsuit settlements, has been reduced to $83,000. The $2,047,000 difference has been recorded as a lawsuit settlement income in the last quarter of 2005.


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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES - CONTINUED

   b) Pacific Baja Bankruptcy - Continued

      The Company vigorously contested the Complaint until April 22, 2005 when the Company entered into a stipulation for entry of judgment and assignment in the Pacific Baja bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination. Additionally the Company assigned to the bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers liability insurance policies. The bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims

      The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

   c) Former Officer

      On May 20, 2004, one of the Company's former officers, Mr. Peter Hofbauer, filed a motion against the Company alleging that the Company failed to pay him the sum of $369,266 pursuant to the terms of a purported settlement agreement, allegedly made for the purposes of settling amounts owed to the former officer for services to the Company. On August 3, 2004 a writ of attachment was applied to the Company's Certificate of Deposit for $315,000. On October 25, 2004 the former officer and the Company signed and filed with the court a Stipulation re: Settlement and Order. The stipulation ordered the Company to deliver 4,000,000 shares of common stock without restrictions to be used by the former officer to raise funds to settle amounts owed to him by the Company. As funds are raised to settle amounts owed, writs will be reversed from the Certificate of Deposit. If the funds raised are not adequate to settle amounts owed, the Company will be obligated to issue further shares to the former officer in order to settle amounts owed. During 2004 the Company issued the 4,000,000 shares. Mr. Hofbauer has sold 2,600,000 shares and released $125,000 of the Certificate of Deposit. On June 7, 2005 Mr. Hofbauer claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares have been returned to the Company and are included in Treasury Shares.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


5. Commitments and Contingencies - Continued

   d) Former Director - Continued

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


      The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At September 30, 2006, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

   e) Other

      The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.


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



RECENT CORPORATE DEVELOPMENTS
As of September 9, 2005 the Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement"). A majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events.
The new management has obtained some additional financing and has resumed limited business activity including:

     o    Updating our financial statements and required SEC filings
     o    Assessment of our technology including patents and other rights
     o    Initiating an engineering program for our Turbopac(TM) product line
     o Reviews and negotiating to settle outstanding litigation and liabilities.
     o    Formulating business and marketing plans

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

PLAN OF OPERATIONS


Depending on sufficient financing our plan of operations over the next twelve months will be to focus on continued development of our product line and the re-launching of our TurboPacTM product line while we are reformulating our financial plan and resolving outstanding litigation, accounts payable and other liabilities. Our plan includes the following:

     1. Continuing a focus on central competencies in design and protection of our proprietary technologies and knowledge, continuity of products, and innovative applications of our products.

     2. Updating and implementing plans for re-launching our TurboPac (TM) and TurboFlow (TM) product families to the market.

     3. Developing the product testing, quality assurance, and product life cycle disciplines suited to market demands, regulatory compliance, and efficient production.

     4. Developing the supply chain and manufacturing relationships to support an outsource engineering and manufacturing capacity to correlate costs with product activity.




RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS SUMMARY


                         --------------------------------------------   --------------------------------------------

                                Third Quarter Ended September 30              Nine Months Ended September 30
                         --------------------------------------------   -------------------------------------------
                                                           Percentage                                   Percentage
                              2006              2005      Increase /         2006            2005       Increase /
                                                          (Decrease)                                    (Decrease)
                         -------------------------------------------    -------------------------------------------
Total Income               $    5,556     $    5,556        Nil           $   16,668     $   16,668          Nil

Operating Expenses        ($  374,697)   ($  184,723)       103%         ($  959,558)   ($1,521,403)        (37%)

Net Income (Loss) from
Operations                ($  369,141)   ($  179,167)       106%         ($  942,890)   ($1,504,735)        (37%)

Other Income (Expenses)    $  530,194    ($   14,297)     3,808%          $  519,490    ($   12,721)      4,184%

Net Income (Loss)
                           $  161,053    ($  193,464)       183%         ($  423,400)   ($1,517,456)        (72%)

The increase in the net operating loss for the third quarter ended September 30, 2006 and the nine months then ended is due to substantially reduced expenses as a result of the suspension of our operations in April 2005. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues.


NET REVENUE


                 --------------------------------------------     -------------------------------------------

                     Third Quarter Ended September 30                 Nine Months Ended September 30
                 --------------------------------------------     -------------------------------------------
                                                  Percentage                                      Percentage
                   2006              2005         Increase /       2006             2005          Increase /
                                                  (Decrease)                                      (Decrease)
                 ------------- ----------------- ------------     ------------ ---------------- -------------
Licensing Fee     $5,556            $5,556           Nil          $16,668          $16,668          Nil

We had no revenue in 2006 and 2005 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in licensing fees was deferred and amortized over 18 years. As a result, for the nine months ended September 30, 2006 and 2005, $16,668 of licensing fees was recognized as income. Our limited receipts (not reflected as revenue) are derived for the most part from selling "shop" versions of our product and reflect the fact that our Turbopac(TM) products are in the development stage. During 2005, we sold one prototype for $27,319, which reduced our research and development expenses. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from the TurboPac(TM) products until we complete our production models and enter into manufacturing and sales arrangements.

COSTS OF SALES

Because we had no sales in 2006 and 2005, we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expense increased in third quarter 2006 and for the nine months ended September 30, 2006 operating expenses decreased due to our attempt to continue operations in 2005 with significant research and litigation expense. Since we resumed operations in late 2005, we have started to devote amounts to research but we have not been compelled to spend substantial amounts on litigation expenses through the third quarter of 2006.

The primary components of our operating expenses are outlined in the table below:



                            ----------------------------------------    --------------------------------------

                              Third Quarter Ended September 30            Nine Months Ended September 30
                            ----------------------------------------    --------------------------------------
                                                        Percentage                                Percentage
                              2006           2005        Increase /     2006          2005         Increase /
                                                         (Decrease)                                (Decrease)
                            ----------- ------------- -------------     --------- -------------- -------------
Selling, General and
Administrative Expenses        $257,615      $117,654      119%         $618,535       $444,417      39%

Research and Development
Expenses                       $106,803             -     (100%)        $176,910       $371,486     (52%)

Litigation Expense               $9,916       $66,496     (85%)         $162,896       $694,679     (77%)



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead. Costs increased because we resumed activity for the full period in 2006


RESEARCH AND DEVELOPMENT EXPENSES

The increase in research and development costs for the third quarter ended September 30, 2006 and the decrease in costs for the nine months then ended is due to the resumption of research in the current quarter and the suspension of our operations in April 2005. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during the nine months ended September 30, 2006 are associated with the development of our Turbopac product.



LITIGATION EXPENSES

The most significant component of our litigation expense was the accrual of interest relating to TST, Inc. settlement.

Our litigation expenses are attributable to our involvement in several ongoing legal proceedings or the settlement of these proceedings decreased for the nine months ended September 31, 2006 because we were not actively in litigation. Litigation expenses during the balance of 2006 are anticipated to consist primarily of legal expenses relating to the proceedings involving our former subsidiary, Pacific Baja and accrual of interest relating to TST, Inc.

STOCK BASED COMPENSATION

For the nine months ended September 30, 2006 stock based compensation included in expenses was $103,191 and $205,006 for the nine months ended September 30, 2005. Stock based compensation includes both options and warrants that were issued to employees, officers, directors and consultants.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".


FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                         ---------------------- ---------------------- -----------------
                                                                          Percentage
                                                                           Increase
                         At September 30, 2006   At December 31, 2005     (Decrease)
                         ---------------------- ---------------------- -----------------
Current Assets                         $57,523               $101,210       (43%)

Current Liabilities               ($7,997,047)           ($7,818,074)         2%

Working Capital Deficit           ($7,939,524)           ($7,716,864)         3%
                         ====================== ====================== =================


The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in accounts payable, convertible notes and provision for lawsuit settlements as discussed below.


LIABILITIES


                                     --------------------- --------------------- -------------
                                       September 30, 2006  At December 31, 2005    Percentage
                                                                                    Increase
                                                                                   (Decrease)
                                     --------------------- --------------------- -------------
Provisions for Lawsuit Settlements             $4,582,853            $4,385,105        5%

Accounts Payable                               $2,161,940            $2,491,259      (13%)

Accrued Liabilities                              $453,348              $476,048       (5%)

Loans Payable                                    $798,906              $465,662       72%


We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on sufficient new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

The increase in short-term loans is due to the increase in convertible notes payable and the related accrued interest on these unsecured notes, bearing interest at 5% per annum, due in one year. On September 30, 2006 the notes would be convertible into 123,797,346 (894,844 original and 122,902,502 converted note terms) shares at any time prior to payment.

Included in short-term loans at September 30, 2006 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.


CASH FLOWS

                                                       --------------------------------
                                                        Nine Months Ended September 30
                                                       --------------------------------
                                                                  2006            2005
                                                                  ----            ----
Net Cash provided by (used in) Operating Activities          ($516,687)      ($204,972)

Net Cash provided by (used in) Investing Activities                  -         $17,770

Net Cash provided by  (used in) Financing Activities          $439,000        $185,926

Net Increase (decrease) in Cash During Period                ($77,687)        ($1,276)
                                                       ================================


The increase in cash used in operating activities was due to the suspension of our operations in April 2005.


We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2005 and 2006 we need substantially more capital. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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


THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our reviewed consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $127,769,155 at September 30, 2006, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations in 2004, we recognize license and royalty fees over the term of the license or royalty agreement. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue.


RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the year incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue.

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

PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of securities occurred during the three months ended September 30, 2006.

During the three months ended September 30, 2006 we sold .80 units of our securities in a private placement. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of (but not less than $.003) or (ii) $.025 .If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be $.025. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

On September 14, 2006 the board of directors extended the maturity date to October 31, 2007 and decreased the conversion price to one-half penny ($.005) for new private placements and allowed current note holders to exchange their current notes if they exercised their warrants by September 30, 2006. Note holders exercised 11,900,000 warrants therefore extending the maturity date and decreasing the conversion price for $595,000 of notes.

On September 30, 2006 the notes would be convertible into 123,797,346 (894,844 original and 122,902,502 converted note terms) shares at any time prior to payment.




ITEM 6.  EXHIBITS.

  Exhibit   Description of Exhibit
   Number
----------- --------------------------------------------------------------------

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


                                       Turbodyne Technologies, Inc.

Dated:   November 14, 2006             BY: /S/ ALBERT F. CASE, JR.
                                       ---------------------------
                                       Albert F. Case, Jr,
                                       Chief Executive Officer





                                       /s/ Debi Kokinos
                                       -------------------------
                                       Debi Kokinos
                                       Chief Financial Officer and
                                       Chief Accounting Officer