Form 10KSB
period 2006-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2007-04-02
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

       For the fiscal year ended DECEMBER 31, 2006

[  ]   Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
       Act Of 1934

       For the transition period from _____ to _____

COMMISSION FILE NUMBER:     000-21391

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                                  (Name of small business issuer in its charter)

NEVADA                                                         95-4699061
-----------------------------------                   --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

36 EAST BARNETT STREET
VENTURA, CALIFORNIA                                           93001
                                                      --------------------------
(Address of principal executive offices)                   (Zip Code)


(805) 201-3133
-----------------------------
Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:  NONE.
                                                                -----

  Securities registered under Section 12(g) of the Exchange Act:
                                                COMMON STOCK, PAR   VALUE $0.001
                                                --------------------------------

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in RULE 12B-2 of the Exchange Act.) $12,592,982.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 353,459,444 SHARES OF COMMON STOCK AS OF MARCH 26, 2007

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.    Description Of Business............................................ 4

Item 2.    Description Of Property. ..........................................16

Item 3.    Legal Proceedings. ................................................16

Item 4.    Submission Of Matters To A Vote Of Security Holders. ..............17

PART II

Item 5.    Market For Common Equity And Related Stockholder Matters. .........18

Item 6.    Management's Discussion And Analysis Or Plan Of Operation. ........20

Item 7.    Financial Statements. .............................................29

Item 8.    Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure. .............................................30

Item 8A.  Controls and Procedures. ...........................................30

PART III

Item 9.    Directors, Executive Officers, Promoters
           And Control Persons; Compliance With Section 16(a) Of
           The Exchange Act...................................................31

Item 10.  Executive Compensation..............................................33

Item 11. Security Ownership Of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................36

Item 12.  Certain Relationships And Related Transactions......................37

Item 13.  Exhibits And Reports On Form 8-K....................................38

Item 14.  Principal Accountant Fees and Services..............................40


Signatures....................................................................41

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

In 2006 we had two wholly owned significant subsidiaries: Turbodyne Systems, Inc., a Nevada corporation, and Electronic Boosting Systems, Inc. We carried out our business operations in 2004 and part of 2005 through Electronic Boosting Systems, Inc. Since September 2005 we have carried out our business through the parent.

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

The new management obtained some additional financing and resumed limited business activity including in late 2005 and 2006:

o    Updating our financial statements and required SEC filings

o    Assessment of our technology including patents and other rights

o    Limited development of our Turbopac(TM) product line

o    Review and negotiate to settle outstanding litigation and liabilities

o    Formulating business and marketing plans

There is no assurance we will be able to obtain sufficient financing to implement full scale operations.


PRIOR TO THE MERGER IN 2005:

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

The focus of our business plan is to restructure the company's balance sheet and re-engineer our financial plan. We are reviewing our plans for re-launching our products. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing. See "Plan of Operations", below.

INDUSTRY BACKGROUND


MARKET DEMAND FOR CHARGING TECHNOLOGY FOR INTERNAL COMBUSTION ENGINES Turbodyne's management believes that the market demands for improved internal combustion engine performance will continue. This is especially true in light of ecological demands for increased fuel efficiency and reducing the overall consumption of fossil fuels. While many factors contribute to demands for improved engine performance, we believe the key factors are:

o Worldwide, turbocharged diesel engines will continue to represent a large share of the power plants in passenger cars, trucks, boats, and other vehicles;

o Turbocharged gasoline engines are an advantageous alternative to larger displacement gasoline engines; they currently represent only approximately 1% of the power plants in passenger cars because of turbo-lag;

o All passenger cars equipped with diesel engines in the displacement range of 1.5 to 3.5 litres, about 4 million of which were built worldwide in 2003, share the common problem of trading steady-state power output with inadequate take-off performance when accelerating from low engine rpm and power, due to turbo-lag;

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

MARKET OPPORTUNITY

Our market opportunity is to take advantage of these market conditions and become a design and engineering company that undertakes the development of the core technology for the automotive industry that will eliminate turbolag in turbocharged engines, increase power and performance, reduce the pollution of non-turbocharged engines, and facilitate the successful downsizing of internal combustion engines and the use of hybrid engines.


TURBODYNE PROPRIETARY TECHNOLOGY

The history of using exhaust gas or belt driven air blowers to enhance internal combustion engine performance has been used for approximately 100 years. In both the exhaust gas ("turbocharger") and belt or chain driven ("supercharger") air blowers the performance of the blower is directly related to the operating speed of the engine (such as `revolutions per minute'). The technologies were developed in airplane applications where the engine is usually run at a higher constant operating speed, and then moved on to other vehicle applications (most using turbochargers). In supercharger installations the energy losses at low engine operating speeds hinders performance. `Turbolag' occurs when the operator demand for a higher operating speed requires more air than the un-pressurized air stream of the air intake produces until the turbocharger increases the air intake pressure by blowing a higher volume of air into the engine. Until the operating speed of the engine increases turbochargers don't have power to blow substantially more air. For turbocharged engines, `turbolag', normally measured in seconds, limits both the vehicle driver's physical perception of the power and performance as well as the actual low RPM acceleration of the vehicle.

This poses two problems --  one marketing, and one technical.

The marketing problem is that drivers tend to prefer larger engines with immediate low-end acceleration rather than smaller, turbocharged engines that offer the same net-performance. Turbolag gives the driver the perceptiion that the smaller engine performs less well -- even though the overall zero to 60 acceleration may be identical. The driver's perception of low-end acceleration is a key marketing hinderance in the deployment of smaller-displacement, turbocharged engines to replace larger-displacement, normally aspirated engines. Adding a TurboPac that eliminates turbolag increase the marketing desirability of smaller displacement, more efficient engines by providing greater low-end acceleration.

The technical prblem: In very small displacement engines (sub-1 leter), turgolag inherent in traditional exhaust-gass driven turbochargers may be so significiant that vehicle performance in critical maneuvers (e.g., highway on-ramp merging) prohibits the practical use of these engines. However, eliminating turbolag by electric air injection makes these engines practical for deployment in passenger vehicles.

The Turbopac(TM) uses a powerful electric motor, running off the vehicle electrical system, to blow useful amounts of air into an engine during the period when the turbocharger does not have enough exhaust gas to blow all the air required for optimal engine acceleration performance. There is an improvement in `take-off' (initial acceleration from low RPM) performance as well as observable low-end acceleration to the vehicle driver, thus improving the driver's perception of vehicle power and performance, making smaller displacement, more efficient engines mor acceptable to the driver.

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

Subsequent to December 31, 2006 the Company filed a provisional application in the United States Patent and Trademark Office for a TurboPac related technology. Referred to as the 'TurboFlow', the patent disclosure includes application of the technology to vehicle types commonly referred to as 'hybrids' or 'low emission vehicles'. The disclosed technology applies advanced controls, energy management, and a TurboPac related technology to avoid problems encountered when using traditional turbo- or super- charging air injection units with a small engine in those types of vehicles.


BUSINESS STRATEGY

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



INTELLECTUAL PROPERTY

We now have a total of 28 patents and applications. The most significant patents and applications are for the use of a large scale motor for compressed air systems for internal combustion engines and several patents relating to high speed motors [in a heat sensitive environment]. We also received a license from Honeywell for certain Dynacharger patents involving technology overlapping both the Dynacharger and the Turbopac(TM). We also own the trademark for Turbopac. The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

Subsequent to December 31, 2006 the Company filed a provisional application in the United States Patent and Trademark Office for a TurboPac related technology. Referred to as the 'TurboFlow', the patent disclosure includes application of the technology to vehicle types commonly referred to as 'hybrids' or 'low emission vehicles'. The disclosed technology applies advanced controls, energy management, and a TurboPac related technology to avoid problems encountered when using traditional turbo- or super- charging air injection units with a small engine in those types of vehicles.

The Company has issued licenses covering some of its intellectual property that may generate royalties if our licensees generate revenues.

PROPRIETARY INFORMATION AGREEMENTS

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.


RESEARCH AND DEVELOPMENT

We incurred research and development costs in the amount of $252,478 during our fiscal year end December 31, 2006, compared to research and development costs in the amount of $371,485 during our fiscal year ended December 31, 2005. These expenditures included amounts for research and development in an engineering program with the objective of bringing our TurboPac(TM) product line into full-scale commercial production.

GOVERNMENT REGULATION

In the United States, emissions standards for diesel and gasoline engines are imposed by the Environmental Protection Agency ("EPA") and other regulatory agencies, including the California Air Resources Board. In Europe, the Euro 4 emissions standards came into effect in 2005, and Euro emissions standards are proposed for 2009. The presence of these government regulations has the potential to create demand for our products as our products are designed to increase engine performance with resulting reductions in emissions.
We must continue to design and develop products that help mitigate failures to meet worldwide vehicle emissions standards that are imposed by regulatory agencies. Testing to ensure our products help meet these government regulations will be an integral component of our research and development expense on new products.

EMPLOYEES

As of December 31, 2006 we had no full-time employees but we have retained several consultants, devoting significant time to the Company's affairs.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $806,161 for the fiscal year ended December 2006. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $128,151,916 at December 31, 2006. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.
Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2006.

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


COMPANY REQUIRES ADDITIONAL FUNDING

If we do not obtain sufficient funds from a private financing presently being conducted we may not be able to continue in business. We may not be able to obtain any such additional financing on favorable acceptable terms, if at all.

THE ACCOUNTING TREATMENT OF FUTURE VESTING OF WARRANTS MAY RESULT IN SIGNIFICANT LOSSES

We have over 70,000,000 warrants which may vest over the next two or more years upon the continuation of service of the holders and/or the happening of a specific event. Effective January 1, 2005 the Company adopted SFAS 123(R) therefore the warrants will be valued at date of grant and expensed as vested.

THE COMPANY WILL BE DEPENDENT ON THIRD PARTIES FOR THE PRODUCTION OF ANY PRODUCT WHICH MAY BE COMMERCIALIZED

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


DEPENDENCE ON KEY EXECUTIVES

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


WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO ACHIEVE SUCCESS

The industries in which we compete are characterized by rapid and significant technological change. Our success depends on our ability to continually develop new technology and to refine products incorporating our original technology. We have been pursuing commercialization of our product lines. Due to delay and the rapid pace of technological innovation in the industry, there is a risk that these products may be superseded by new technology and become obsolete.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

In March 2005 we vacated our corporate headquarters. While we had mailing addresses from such time until March 2007, we had no offices during such period. In March 2007 the Company rented a small corporate office in Ventura, California


ITEM 3.  LEGAL PROCEEDINGS.

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

TST and Pacific Baja settled the preference payment issue resulting in TST paying $20,000 to Pacific Baja and TST relinquished the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference has been recorded as a lawsuit settlement in other income. At December 31, 2006, the Company has included $3,190,352 ($2,900,320 - 2005) in regard to the remaining matter in provision for lawsuit settlements.


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

The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2006, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the limited activity of the Company in 2006 an annual meeting was not held, therefore, no matters were presented to the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, PRICE RANGE OF COMMON STOCK

The Company's common shares are now listed under the symbol "TRBD.OB" and on the Berlin Stock Exchange under the symbol "TUD".

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

                                         2005                       2006
                                 -----------------------------------------------
                                  HIGH          LOW           HIGH         LOW
                                 -----------------------  ----------------------
First Quarter                    $  0.031     $  0.002     $  0.018   $  0.01
Second Quarter                   $  0.027     $  0.007     $  0.015   $  0.006
Third Quarter                    $  0.021     $  0.014     $  0.07    $  0.014
Fourth Quarter                   $  0.018     $  0.01      $  0.043   $  0.016

The source of the high and low price is eSignal Charts and BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 29, 2007, there were approximately 458 registered holders of record of our common stock.


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


RECENT SALES OF UNREGISTERED SECURITIES
The following issuances of securities occurred during 2006 and were not otherwise reported in our current or quarterly reports.

In the last quarter of 2006 we sold 0.45 units of our securities in a private placement. Each unit consisted of $100,000, a 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was one-half penny ($.005). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $40,000 of principal of the aforesaid notes were converted into 8,000,000 shares of our common stock. These latter shares were issued pursuant to Section 3a(9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.




EQUITY COMPENSATION PLAN INFORMATION


The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 7 of our financial statements included in this annual report.


--------------------------------- ------------------------------ ------------------------------ ------------------------------

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

--------------------------------- ------------------------------ ------------------------------ ------------------------------


Plan Category                                  (a)                            (b)                            (c)

--------------------------------- ------------------------------ ------------------------------ ------------------------------

Equity Compensation Plans               3,564,666 Shares           $0.09 per Share of Common          2,122,200 Shares
Approved By Security Holders             of Common Stock                     Stock

--------------------------------- ------------------------------ ------------------------------ ------------------------------

Equity Compensation Plans Not      88,184,000 Shares of Common     $0.02 per Share of Common          27,197,759 Shares
Approved By Security Holders                 Stock *                         Stock

--------------------------------- ------------------------------ ------------------------------ ------------------------------


* Represents shares subject to (i) 10,984,000 options under plans prior to 2006 and (ii) 77,200,000 warrants issued to consultants in 2006

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
              OVERVIEW
The following discussion and analysis of our financial condition as of December 31, 2006 and results of operations for the two years ended December 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements and related notes included in this annual report.

This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under Item I - Business.

Lack of funds caused the Company to again gradually curtail its operations until it ceased almost all activities in 2005. During that period it had no business operations, place of business and no employees. In September 2005, new management took control with the purpose of attempting to resurrect the Company's business and has obtained financing for such purpose but must seek additional financing.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

                              --------------------------------------------------
                                              Year Ended December 31
                              ---------------- --------------- -----------------
                                                                     Percentage
                                  2006              2005             (Decrease)
Total Revenue                   $22,224           $22,224              Nil
Operating Expenses            ($1,337,597)      ($1,833,112)         (27.0 %)
Net Loss From Operations      ($1,315,373)      ($1,810,888)         (27.4 %)
Settlement of Litigation           $0            $2,047,000          (100 %)
Other Income and Expenses       $509,212         ($14,784)            3,544%
Net Income                      $806,161          $221,328           (464.2%)

NET REVENUE

                    ------------------------------------------------------------

                                     Year Ended December 31
                    ------------------------------------------------------------
                                                                   Percentage
                     2006                   2005                    Increase
License Fee         $22,224                $22,224                   Nil

We had no revenue in 2006 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2006 and 2005, $22,224 of licensing fees was recognized as income. Our limited receipts (not reflected as revenue) are derived for the most part from selling "shop" versions of our product and reflect the fact that our Turbopac(TM) products are in the development stage. During 2005, we sold one prototype for $27,319, which reduced our research and development expenses. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into manufacturing and sales arrangements.


COSTS OF SALES

We had no sales in 2005 and 2006; therefore we did not have any costs of sales during any portion of these years.


OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:
                                    --------------------------------------------
                                              Year Ended December 31
                                    --------------------------------------------
                                                                Percentage
                                      2006        2005       Increase (Decrease)
Selling, General and
Administrative Expenses             $828,166    $671,389          23.4%
Research and Development Expenses   $252,478    $371,485         (32.04%)
Litigation Expenses                 $255,181    $778,842         (67.24%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in our selling, general and administrative expenses was attributable to: limited operations due to limited funds which in turn resulted in limited development operations.

RESEARCH AND DEVELOPMENT
The decrease in research and development costs in 2006 is due to limited funds which in turn resulted in limited development operations. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2006 are associated with the development of our TurboPac product.

LITIGATION EXPENSE
The decrease in litigation expense is primarily attributable to our settlement of litigations.


COMPENSATION EXPENSE
For 2006, our stock based compensation for consultants and employees decreased to $172,363 from $205,006 for 2005, representing a decrease of $32,643 or approximately 15.92%. During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 6,494,444 were vested and reflected as an expense in 2006 compared to options to purchase 1,300,000 shares granted in 2005. As a result, we recognized $172,363 of non-employee compensation expense during the year ended December 31, 2006 compared to $63,254 during the year ended December 31, 2005. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.
Prior to January 1, 2005 we recognized compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123.

NET INCOME / LOSS

Our net income for the year ended December 31, 2006 decreased to a net loss of ($806,161) from net income of $221,328 for the year ended December 31, 2005, representing a decrease of $1,027,489 or 464.24%. The net income in 2005 resulted from the settlement of litigation of $2,047,000. Since we had no other significant revenue in 2006 we incurred a loss.

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



FINANCIAL CONDITION

At the end of 2004 we had no cash reserves and by early 2005 we were compelled to suspend operations. Subsequent to September 2005 we received additional funds from private offerings . We will require additional financing if we are to continue as a going concern and to finance our business operations.



CASH AND WORKING CAPITAL

                           ---------------------- ---------------------- ----------------------
                                                                                Percentage
                            At December 31, 2006   At December 31, 2005   Increase / (Decrease)
                           ---------------------- ---------------------- ----------------------
Current Assets                           $15,417               $101,210           (85%)
Current Liabilities                 ($8,233,531)           ($7,818,074)             5%
Working Capital Deficit             ($8,218,114)           ($7,716,864)            (6%)
                           ====================== ====================== ======================


The increase to our working capital deficit was primarily attributable to decrease in cash and an increase in our current liabilities.



LIABILITIES

                           --------------------- ---------------------- ----------------------
                           At December 31, 2006   At December 31, 2005         Percentage
                                                                          Increase/ (Decrease)
                           --------------------- ---------------------- ----------------------
Provisions for Lawsuit
Settlements                          $4,675,137             $4,385,105             7%
Accounts Payable                     $2,302,417             $2,491,259            (8%)
Accrued Liabilities                    $444,193               $476,048            (7%)
Short-Term Loans                       $811,784               $465,662            74%


The increase in provision for lawsuits is due to accrued interest. Accounts payable decreased due to a settlement of debt. Without this settlement accounts payable would have increased due to a lack of funds to pay creditors, short-term loans increased to generate cash.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at December 31, 2006 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.


CASH FLOWS

                                                        ------------------------
                                                                At December 31,
                                                        ------------------------
                                                               2006        2005
                                                               ----        ----
Net Cash provided by (used in) Operating Activities      ($564,793)  ($419,773)
Net Cash provided by Investing Activities                         -     $17,770
Net Cash provided by (used in) Financing Activities        $479,000    $500,926
Net Increase (Decrease) in Cash During Period             ($85,793)     $98,923
                                                        ============ ===========


CASH USED IN OPERATING ACTIVITIES

The increase in cash used in operating activities was due to the fact that additional funds were obtained in private financing in late 2005 and during 2006. This enabled us to utilize more funds for development in 2006 than in 2005.

FINANCING REQUIREMENTS

We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2006 we need substantially more capital. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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



SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,151,916 at December 31, 2006, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.



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

Effective January 1, 2005 the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2005 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.


REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the year ended December 31, 2006, $22,224 (22,224 - 2005) of licensing fees was recognized as income.

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



NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS 159 may have on its financial condition or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact SFAS 154 may have on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company is currently evaluating the impact SFAS 153 may have on its financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.



Included at the end of this Annual Report on Form 10-KSB, starting at page F-1, are our audited financial statements for the years ended December 31, 2006 and 2005, which consists of the following:

1.   Report of Independent Registered Public Accounting Firm

2.   Consolidated Balance Sheets as at December 31, 2006 and December 31, 2005.

3. Consolidated Statements of Operations for the years ended December 31, 2006 and December 31, 2005.

4. Consolidated Statements of Capital Deficit for the years ended December 31, 2006 and December 31, 2005.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005.

6.   Notes to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


There were no changes in 2006.


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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of March 15, 2007 are as follows:
-------------------------- -----------------------------------------------------
 NAME                       AGE
-------------------------- -----------------------------------------------------
 Jason Meyers               39        Director and Chairman
-------------------------- --------- -------------------------------------------
 Albert F. Case, Jr.        52        President and Chief Executive Officer
-------------------------- --------- -------------------------------------------

-------------------------- --------- -------------------------------------------
Debi Kokinos               54        Chief Financial Officer and Secretary
-------------------------- --------- -------------------------------------------

Set forth below is a brief description of the background and business experience of our executive officer and directors in 2006:

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

DEBI KOKINOS, Chief Financial Officer and Corporate Secretary since October 6, 2005. Ms. Kokinos has been with the company since May 2003. Ms. Kokinos has extensive experience in accounting, management, taxation and computer consulting.


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




COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 new management did not file reports but these reports are being prepared and will be filed shortly.

ITEM 10.          EXECUTIVE COMPENSATION.


The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2006 and 2005:


---------------------------------------------------------------------------------------------------------------
Name and principal           Year     Salary
position
----------------------------------------------------------------------------------------------------------------
                                                 Stock Awards    Option/Warrant        All Other
                                                                     Awards          Compensation        Total
----------------------------------------------------------------------------------------------------------------
Albert F. Case, Jr.,        2006     $96,000         -0-             $42,772              -0-           $138,772
President (Principal                                                   (3)
Executive Officer)          2005     $96,000       $65,000             -0-                              $161,000
                                       (1)           (2)
----------------------------------------------------------------------------------------------------------------
Jason Meyers                2006     $120,000        -0-             $71,284              -0-           $191,284
                                                                       (4)
                            2005     $96,000      $5,014,990                              -0-         $5,110,990
                                                     (5)               -0-

----------------------------------------------------------------------------------------------------------------
Debi Kokinos,               2006     $77,520         -0-             $21,385              -0-           $ 98,905
Chief Financial Officer
                            2005     $77,520         -0-                                  -0-           $ 89,333
                                                                     $11,813
----------------------------------------------------------------------------------------------------------------


(1) Represents amounts paid to a corporation affiliated with Mr. Case for providing the services of Mr. Case who became President and chief executive officer in September 2005.

(2) Represents amounts accrued for financial reporting purposes in 2005 for the issuance of 1,300,000 shares.

(3) Represents amounts accrued for financial reporting purposes in 2006 for the issuance of warrants to purchase 1,600,002 shares.

(4) Represents amounts accrued for financial reporting purposes in 2006 for the issuance of options to purchase 2,666,664 shares.

(5) Represents $5,014,990 for 100,299,791 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party and beneficial ownership.

(6) Represents amounts accrued for financial reporting purposes in 2006 for the issuance of warrants to purchase 800,001 shares.

(7) Represents amounts accrued for financial reporting purposes in 2005 for the issuance of options to purchase 500,000 shares.


COMPENSATION ARRANGEMENTS


On April 1, 2006 we entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC, which is obligated to provide the services of Albert Case to the Company. Albert F. Case, Jr. is our chief executive officer. The Agreement is for a three year term. The Company may terminate the Agreement and convert the Agreement to an employment agreement with Mr. Case. As compensation for Consultant's services, the Company is obligated to pay Consultant a cash fee of not less than $96,000 per annum . As additional consideration Consultant received seven year Warrants (the "Warrants") to purchase 19,200,000 of shares of the common stock of the Company (the "Shares") at an exercise price of $0.0117 per share. Such warrants shall "vest" and may be exercised as follows:

     o Warrants to purchase 6,400,000 Shares are "service based" and 1/36th of such Shares shall vest at the end of each month that Mr. Case has provided services pursuant to the consulting agreement or any converted employment agreement.

     o Warrants to purchase 6,400,000 Shares are "revenue based" and shall vest in their entirety upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements reflecting the recognition of revenue for the first sale of a production model of a Company product after provided payment is made therefore and the product is not returned and provided further such sale occurs during the period that Case has provided services pursuant to the consulting agreement or any converted employment agreement.

     o Warrants to purchase 6,400,000 Shares are "earnings based" and vest in their entirety upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements reflecting EBITA or earnings before taxes, interest or amortization , of $1,000,000 and provided further such sale occurs during the period that Case has provided services pursuant to the consulting agreement or any converted employment agreement .

Jason Meyers and Debi Kokinos, or entities controlled by them, entered into substantially identical agreements, providing for their services as Chairman of the Board and Chief Financial Officer respectively. The agreement for Mr. Meyers calls for annual compensation of $120,000 and the grant of 32,000,000 warrants. Ms. Kokinos is to receive annual compensation of approximately $77,500 and the grant of 9,600,000. Their warrants are divided equally into the same three categories and vesting schedule as the warrants for Stamford Research.

OPTION INFORMATION

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:


                                                                                    Equity
                                                                                    Incentive
                                                                                    Plan Awards:
                                    Equity                                          Number of      Equity Incentive
                                    Incentive Plan                                  Unearned       Plan Awards:
                     Number of      Awards: Number                                  Shares, Units  Market or Payout
                     Securities     of Securities                                   or Other       Value of Unearned
                     Underlying     Underlying                                      Rights That    Shares, Units or
                     Unexercised    Unexercised      Options         Options        Have Not       Other Rights That
                     Options (#)    Unearned         Exercise Price  Expiration     Vested         Have Not Vested
Name                 Exercisable    Options (#)      ($)             Date           (#)            (#)
(a)                  (b)            (d)              (e)             (f)            (i)            (j)
----------------------------------------------------------------------------------------------------------------------
Albert F. Case, Jr    1,600,002      17,599,998       $0.0117         Mar 31, 2013   17,599,998          $880,000
Jason Meyers          2,666,664      29,333,336       $0.0117         Mar 31, 2013   29,333,336        $1,466,667
Debi Kokinos          1,700,001       8,799,999       $0.0117         Mar 31, 2013    8,799,999          $440,000






COMPENSATION OF DIRECTORS

As of December 31, 2006, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31 2007 by: (i) each of our then directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------- ----------------------- ---------------------------


Name and Address             Amount and Nature of           Percentage of
of Beneficial Owner          Beneficial Ownership            Common Stock
--------------------------- ----------------------- ---------------------------

Jason Meyers  (1) (2)            104,447, 935                   29.2%
--------------------------- ----------------------- ---------------------------

Aspatuck Holdings Ltd.(1)        100,299,791                    28.37
--------------------------- ----------------------- ---------------------------

Albert F. Case, Jr. (3)           3,788,892                     1.06%
--------------------------- ----------------------- ---------------------------

Debi Kokinos  (4)                 2,144,446                     0.60%
--------------------------- ----------------------- ---------------------------

All Officers and Directors
as a Group (3 persons)          110,381,273                    30.47%
--------------------------- ----------------------- ---------------------------

     (1) Represents 100,299,791 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party and beneficial ownership. The above does not include substantial additional shares Aspatuck Holdings Ltd. may acquire under the Agreement and Plan of Merger described under Item 12 - Certain Relationships and Related Transactions.

     (2) Of the above number of shares 4,148,144 shares are subject to warrants owned by Mr. Meyers and presently exercisable within sixty days after March 31, 2007. An additional 27,851,856 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2007.

     (3)  Represents securities owned by Stamford Research LLC of which Albert
          F. Case, Jr is the controlling party and beneficial owner. Of the above number of shares 2,488,892 shares are subject to warrants presently exercisable or within sixty days of March 31, 2007. An additional 16,711,108 shares are subject to warrants not presently exercisable or exercisable within sixty days after March 31, 2007.

     (4) The above ownership consists of shares that are subject to options or stock warrants presently exercisable within after March 31, 2007. An additional 7,455,554 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2007.

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

In February 2007 we entered into a patent assignment agreement with four of our consultants relating to the assignment of patent rights. The four consultants, including our President Albert Case, are joint inventors of certain inventions and/or improvements for which they have filed a provisional application in the United States Patent and Trademark Office. Under the terms of the agreement, the co-inventors assigned the rights to the patent application to the Company .The Company is required to pay all accrued and unpaid compensation owed under existing agreements to each inventor and keep payments to them current under such agreements. .Failure to make these payments may result in the return of the Patent to the inventors.

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers has advanced an aggregate of $ 46,000 to the Company. The advances are repayable on demand and bear interest at 5 % per annum.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

--------------------------------------------------------------------------------
  EXHIBIT    DESCRIPTION OF EXHIBIT
  NUMBER
-----------  -------------------------------------------------------------------
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

   10.6 Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc. (5)
   10.7 Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler. (6)
   10.8 Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn-Smith. (6)
   10.9 Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett. (6)
   10.10     2004 Stock Incentive Plan. (6)
   10.11 Consulting Agreement dated October 4, 2004 between the Registrant and Marsha Chandler. (8)
   10.12 Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer. (8)
   10.13 Settlement and Release Agreement dated September 14, 2004 between the Registrant and John King. (8)
   10.14     2005 Stock Incentive Plan
   10.15 Consulting Agreement dated April 1, 2006 between the Registrant and Albert F. Case, Jr. (10)
   14.1      Code of Ethics. (5)
   21.1      List of Subsidiaries. (5)
   23.1      Consent of BDO Dunwoody LLP
   23.2      Consent of Vasquez & Company, LLP
   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
   (1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
   (2) Filed with as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
   (3) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
   (4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
   (5) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
   (6) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
   (7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.
   (8) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30,2004
   (9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC October 2005
   (10) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

(A)      CURRENT REPORTS ON FORM 8-K.


During the quarterly period ended December 31, 2006 we did not file any Form
8-K:







ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods.

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

------------------------ --------------------------- ---------------------------

                                 YEAR ENDED                  YEAR ENDED
                             DECEMBER 31, 2006            DECEMBER 31, 2005

------------------------ --------------------------- ---------------------------
   Audit Related Fees             $108,000                     $89,000
------------------------ --------------------------- ---------------------------
   Tax Fees                       $ 21,000                     $ 7,000
------------------------ --------------------------- ---------------------------
   All Other Fees                    -                            -
------------------------ --------------------------- ---------------------------
   Total                          $129,000                     $96,000
------------------------ --------------------------- ---------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Turbodyne Technologies, Inc.

Dated:   March 30, 2007                         BY: /S/ ALBERT F. CASE, JR.
                                                ---------------------------
                                                Albert F. Case, Jr,
                                                Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     TITLE                             DATE
                              -----                             ----

/s/ Albert F. Case, Jr        Chief Executive Officer,          March 30, 2007
________________________      Director
Albert F. Case, Jr


/s/ Debi Kokinos              Chief Financial Officer           March 30, 2007
_________________________     and Chief Accounting Officer
Debi Kokinos


/s/ Jason M. Meyers
__________________________    Director                          March 30, 2007
Jason M. Meyers

                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                        Contents
------------------------------------------- ------------------------------------

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

     Statements of Cash Flows                                                F-7

     Notes to the Financial Statements                                       F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Turbodyne Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital deficit, and cash flows for the each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $128,151,916 and a total capital deficit of $8,536,855 at December 31, 2006. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Los Angeles, California
March 30, 2007


==================================================================================================

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEETS
DECEMBER 31                                                           2006                2005
-------------------------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash                                                             $      14,745    $     100,538
   Prepaid expenses and other current assets                                  672              672
                                                                    -------------    -------------

        TOTAL CURRENT ASSETS                                               15,417          101,210

PROPERTY AND EQUIPMENT (NOTE 2)                                               537            2,309
                                                                    -------------    -------------

TOTAL ASSETS                                                        $      15,954    $     103,519
==================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Accounts payable (Notes 3 and 6(a))                            $   2,302,417    $   2,491,259
     Accrued liabilities                                                  444,193          476,048
     Provision for lawsuit settlements (Notes 6, 10, 12 and 13)         4,675,137        4,385,105
     Loans payable (Notes 4, 8(g))                                        811,784          465,662
                                                                    -------------    -------------

          TOTAL CURRENT LIABILITIES                                     8,233,531        7,818,074

DEFERRED LICENSING FEE                                                    319,278          341,502
                                                                    -------------    -------------

          TOTAL LIABILITIES                                             8,552,809        8,159,576
                                                                    -------------    -------------

CAPITAL DEFICIT
     Share Capital (Note 8)
         Authorized
                1,000,000 preferred shares, par value $0.001
                1,000,000,000 (150,000 - 2003)
                common shares, par value $0.001
         Issued
              12,675 preferred shares in 2006 (2005 - 12,675)                  12               12
             345,316,577 common shares in 2006 (2005-320,416,577)         345,317          320,417
     Treasury stock, at cost (378,580 shares)                          (1,963,612)      (1,907,612)

     Additional paid-in capital                                       121,198,225      120,841,762
     Other comprehensive income -
         Foreign exchange translation gain                                 35,119           35,119
     Accumulated deficit                                             (128,151,916     (127,345,755)
                                                                    -------------    -------------

          TOTAL CAPITAL DEFICIT                                        (8,536,855)      (8,056,057)
                                                                    -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                               $      15,954    $     103,519
==================================================================================================









  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


=================================================================================================

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31                                         2006                2005
-------------------------------------------------------------------------------------------------


LICENSING FEES                                                     $      22,224    $      22,224
                                                                   -------------    -------------

EXPENSES
     Selling, general and administrative (Notes 6, 7 and 8)              828,166          671,389
     Research and developments costs (Notes 6 and 7)                     252,478          371,485
     Litigation expense (Notes 6, 10, 11, 12 and 13)                     255,181          778,842
     Depreciation and amortization                                         1,772           11,396
                                                                   -------------    -------------

         TOTAL EXPENSES                                                1,337,597        1,833,112
                                                                   -------------    -------------

LOSS FROM OPERATIONS                                                  (1,315,373)      (1,810,888)

OTHER INCOME (EXPENSE)
     Settlement of litigation (Notes 6,11)                                  --          2,047,000
     Interest expense                                                    (26,122)          (3,093)
     Provision for income tax                                             (2,400)            --
     Interest Income                                                        --              1,836
     Gain (loss) on sale of assets                                          --            (13,527)
     Debt relief                                                         537,734
                                                                   -------------    -------------

NET INCOME (LOSS) FOR THE PERIOD                                   $    (806,161)   $     221,328
=================================================================================================

INCOME (LOSS) PER COMMON SHARE - BASIC                             $        0.00    $        0.00
=================================================================================================

INCOME (LOSS) PER COMMON SHARE - DILUTED                           $        0.00    $        0.00
=================================================================================================

WEIGHTED AVERAGE SHARES USED FOR BASIC INCOME (LOSS) PER SHARE       326,571,919      214,891,125
=================================================================================================

WEIGHTED AVERAGE SHARES USED FOR DILUTED INCOME (LOSS) PER SHARE     326,571,919      248,917,733
=================================================================================================



  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



==========================================================================================================================
                                                                             TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                    Preferred Stock                    Common Stock                  Treasury Stock
                                 Shares        Amount            Shares          Amount           Shares        Amount
--------------------------------------------------------------------------------------------------------------------------
Balance,
January 1, 2005                  97,175    $          52      160,157,955   $     160,158         378,580   $  (1,907,612)

Exercise of stock
options (Note 8(e))                --               --         10,816,400          10,816            --              --

Issuance of stock
for services
(Note 8(c))                        --               --          5,000,000           5,000            --              --


Issuance of stock
options to                         --               --               --              --              --              --
non-employees for
services (Note 7)

Issuance of stock
options to employees               --               --               --              --              --              --
(Note 7)

Conversion of preferred
Series X shares                 (39,500)             (40)       3,950,000           3,950            --              --
(Note 8(e),(f))

Merger Share accrual
(Note 8(b),(e))                    --               --        140,492,222         140,493            --              --

Net income for
the period                         --               --               --              --              --              --
                          ------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 2005                12,675    $          12      320,416,577   $     320,417         378,580   $  (1,907,612)

Exercise of warrants               --               --         11,900,000          11,900            --              --

Issuance of stock
for services                       --               --          5,000,000           5,000            --              --

Conversion of
 note payable                      --               --          8,000,000           8,000            --              --

Shares returned from
lawsuit settlement                 --               --               --              --         1,400,000         (56,000)

Issuance of warrants
 to consultants                    --               --               --              --              --              --



Net loss for
the period                         --               --               --              --              --              --
                          ------------------------------------------------------------------------------------------------
Balance,
December 31, 2006                12,675    $          12      345,316,577   $     345,317       1,778,580   $  (1,963,612)
                          ================================================================================================



                           Additional         Other
                            Paid-in        Comprehensive    Accumulated         Capital
                             Capital          Income          Deficit           Deficit
------------------------------------------------------------------------------------------
Balance,
January 1, 2005           $ 120,544,963    $      35,119   $(127,567,083)   $  (8,734,403)

Exercise of stock
options (Note 8(e))             178,196             --              --            189,012

Issuance of stock
for services
(Note 8(c))                      45,000                                            50,000

Issuance of stock
options to                       63,254             --              --             63,254
non-employees for
services (Note 7)

Issuance of stock
options to employees            141,752             --              --            141,752
(Note 7)

Conversion of preferred
Series X shares                  (3,910)            --              --               --
(Note 8(e),(f))

Merger Share accrual
(Note 8(b),(e))                (127,493)            --              --             13,000

Net income for
the period                         --               --           221,328          221,328


BALANCE,
DECEMBER 31, 2005         $ 120,841,762    $      35,119   $(127,345,755)   $  (8,056,057)

Exercise of warrants            107,100             --              --            119,000

Issuance of stock
for services                     45,000             --              --             50,000

Conversion of
 note payable                    32,000             --              --             40,000

Shares returned from
lawsuit settlement                 --               --              --            (56,000)

Issuance of warrants
 to consultants                 172,363             --              --            172,363

Net loss for
the period                         --               --          (806,161)        (806,161)
                          ----------------------------------------------------------------
Balance,
December 31, 2006         $ 121,198,225    $      35,119   $(128,151,916)   $  (8,536,855)
                          ================================================================




  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



==================================================================================================

                                                     TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31                                              2006           2005
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                         $  (806,161)   $   221,328
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Amortization of deferred licensing fees                             (22,224)       (22,224)
        Depreciation and amortization                                         1,772         11,396
        Gain on settlement of debt                                         (537,734)          --
        Loss (gain) on sale of asset                                           --           13,527
        Stock option compensation (Note 7)                                     --          205,006
        Stock issued for services (Note 8 (c))                               50,000         50,000
        Warrant compensation                                                172,363           --
        Stock received against litigation expense                           (56,000)          --
     Increase (decrease) in operating assets
         Prepaid expenses and other current assets                             --          289,383
     Increase (decrease) in operating liabilities
         Accounts payable                                                   348,892        247,729
         Accrued liabilities and provision for lawsuit settlements          284,299     (1,435,918)
                                                                        -----------    -----------
            Net cash provided by (used in) operating activities            (564,793)      (419,773)
                                                                        -----------    -----------
INVESTING ACTIVITIES
     Purchase of property and equipment                                        --             --
     Sale of capital assets                                                    --           17,770
                                                                        -----------    -----------
                  Net cash provided by (used in) investing activities          --           17,770
                                                                        -----------    -----------
FINANCING ACTIVITIES
     Proceeds from loans payable                                            320,000        298,914
     Convert loan payable to common stock                                    40,000           --
     Accrual for merger                                                        --           13,000
     Proceeds from exercise of stock options and warrants                   119,000        189,012
                                                                        -----------    -----------
            Net cash provided by (used in) financing activities             479,000        500,926
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             (85,793)        98,923

CASH, beginning of year                                                     100,538          1,615
                                                                        -----------    -----------

CASH, end of year                                                       $    14,745    $   100,538
==================================================================================================

SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION

     Issuance of stock for merger consideration                         $      --      $    13,000
==================================================================================================



  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $128,151,916 at December 31, 2006 and a total capital deficit of $8,536,855 at December 31, 2006. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

     Recognition of Revenue

     License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2006 $22,224 ($22,224 - 2005) of licensing fees was recognized as income.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     EARNINGS (LOSS) PER SHARE - CONTINUED

     For the year ended December 31, 2006, 12,675 preferred shares convertible into 1,267,500 shares of common stock, options and warrants to purchase 18,022,000 and 9,894,444 shares of common stock, convertible notes to purchase 126,296,339 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 326,571,919 were included in the denominator for 2006 computation of diluted earnings
     (loss) per share. No other adjustments were made for purposes of per share calculations.

     For the year ended December 31, 2005, 12,675 preferred shares convertible into 1,267,500 shares of common stock, options and warrants to purchase 18,538,300 and 11,573,510 shares of common stock, convertible notes to purchase 32,353,316 shares of common stock were outstanding during the year. The weighted average dilutive cumulative equivalent shares of 34,026,608 were included in the denominator for 2006 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

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

     Effective January 1, 2005 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

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

     COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended December 31, 2006 and 2005.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     LEGAL FEES

     The Company expenses legal fees in connection with litigation as incurred.

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS 159 may have on its financial condition or results of operations.

     In September 2006, the United States Securities and Exchange Commission
     (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact SFAS 154 may have on its financial condition or results of operations.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company is currently evaluating the impact SFAS 153 may have on its financial condition or results of operations.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


2.   PROPERTY AND EQUIPMENT

         Property and equipment, at cost, is summarized as follows:

                                                            2006            2005
                                                         -----------------------

         Machinery and equipment                         $46,193         $46,193
         Less: accumulated depreciation                   45,656          43,884
                                                         -----------------------

         Net property and equipment                      $   537         $ 2,309
                                                         =======================

--------------------------------------------------------------------------------

3.   LONG-TERM DEBT

     During the quarter ended September 30, 2004, the Company entered into a loan agreement collateralized by an automobile for an aggregate of $36,035. The loan bears interest at 6.64%, paid monthly; the last payment of $707 is due August 4, 2009.

--------------------------------------------------------------------------------

     Subsequent to March 31, 2005 the Company was unable to make the payments so the bank repossessed the automobile and sold it at auction. The Company currently owes $17,428 which is included in accounts payable.

4.   LOANS PAYABLE                                               2006     2005
                                                            --------------------

     Unsecured, non-interest bearing loan payable, due on
     demand from stockholders and other parties              $148,600   $148,600

     Note payable, 5% per annum, due June 15, 2007             15,000       --

     Convertible notes payable *                              648,184    317,062
                                                            --------------------

     Total Loans Payable                                     $811,784   $465,662
                                                            ====================



     * Convertible notes payable, unsecured, bearing interest at 5% per annum, due in one year. Based on the conversion price the notes would be convertible into 105,288,131 shares at any time prior to payment.

--------------------------------------------------------------------------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

5.   INCOME TAXES

     Income tax expense is comprised of the following for the years ended December 31, 2006 and 2005:

                                                     2006             2005
                                                 ----------------------------
     Current
        State                                    $  2,400       $       --
                                                 ============================

     Total income tax expense for the years ended December 31, 2006 and 2005 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

                                                          2006         2005
                                                    ----------------------------
     Computed "expected" income tax benefit         $       --     $     --
     Non-deductible stock option compensation             172,363       205,006
     Non-deductible expenses                            (450,398)     1,459,369
     Non-deductible stock for services                     50,000        50,000
     Change in valuation allowance                        228,035   (1,714,375)
                                                    ----------------------------
                                                    $       --     $     --
                                                    ============================

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

                                                           2006          2005
                                                    ----------------------------
    Deferred tax assets
       Accrued liabilities                          $     177,677  $    190,419
       Reserve for lawsuit settlements                  1,870,055     1,754,042
       Alternative minimum tax credit                      55,000        55,000
       Net operating loss carryover                    26,715,410    26,590,646
                                                    ----------------------------
          Gross deferred tax assets                    28,818,142    28,590,107
    Less valuation allowance                          (28,818,142)  (28,590,107)
                                                    ----------------------------
    Deferred tax assets, net of valuation allowance $      --      $       --
                                                    ============================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2006 or 2005. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

     At December 31, 2006, the Company had net operating loss carryforwards of approximately $79,000,000 for US income tax purposes, which if not used, will expire between the years 2009 and 2026. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward, which the Company can utilize to offset income for tax purposes in a year in the future.
--------------------------------------------------------------------------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


6.   COMMITMENTS AND CONTINGENCIES

     a) Leases

     The Company leased certain factory and office premises in California under a non-cancelable operating lease expiring January 2005. Rental expense for 2006 and 2005 was approximately $10,200 and $17,800, respectively. In March 2005 the Company moved out of the premises and relinquished the majority of the fixed assets to the landlord to sell and offset against rent payable less amount paid to the County of Santa Barbara for past due personal property taxes.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


6.   COMMITMENTS AND CONTINGENCIES - CONTINUED

     b) Litigation - Continued

     At December 31, 2006, the Company has included $3,190,352 ($2,900,320 -
     2005) in regard to this matter in provision for lawsuit settlements. If it was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST would likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference has been recorded as a lawsuit settlement in other income.

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

--------------------------------------------------------------------------------

7.   STOCK OPTIONS

     2003 STOCK INCENTIVE PLAN

     On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2006 and 2005, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


7.   STOCK OPTIONS - CONTINUED

     2004 NEVADA STOCK INCENTIVE PLAN

     On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2006 and 2005, the number of unoptioned shares available for granting of options under the plan was 1,703,500.

     2005 STOCK INCENTIVE PLAN

     On January 11, 2005 the Company established the 2005 Nevada Stock Incentive Plan (the "2005" Plan). Under the 2005 Plan, the Company may grant common stock on incentive stock options to its directors, officers, employees and consultants for up to 20,000,000 shares. The maximum term of the 2005 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2005 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 70% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2006 the number of unoptioned shares available for granting of options under the plan was Nil.

     All options granted under the above plans are fully vested and exercisable immediately.

     The following summarizes information relating to stock options during 2006 and 2005:

                                                                   2006
                                      NON-EMPLOYEES            EMPLOYEES & DIRECTORS                TOTAL
                                      ------------------------ ------------------------- ---------------------------

                                                     WEIGHTED                  WEIGHTED                    WEIGHTED
                                                      AVERAGE                   AVERAGE                     AVERAGE
                                                     EXERCISE                  EXERCISE                    EXERCISE
                                          OPTIONS      PRICE       OPTIONS        PRICE       OPTIONS         PRICE
                                      ------------ ----------- ------------ ------------ ------------ --------------

         Outstanding at beginning       2,505,000  $     0.08   16,033,300  $      0.06   18,538,300   $       0.06
         of year
         Expired                        (380,000)  $     0.07    (136,300)  $      0.04    (516,300)   $       0.06
                                      ------------             ------------              ------------
         Options outstanding and
         exercisable at end of year     2,125,000  $     0.08   15,897,000  $      0.06   18,022,000   $       0.06
                                      ============             ============              ============

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


7.   STOCK OPTIONS - CONTINUED

                                                               2005

                                     NON-EMPLOYEES             EMPLOYEES                 TOTAL
                                     ------------------------- ------------------------- ---------------------------

                                                     WEIGHTED                  WEIGHTED                    WEIGHTED
                                                      AVERAGE                   AVERAGE                     AVERAGE
                                                    EXERCISE                   EXERCISE                    EXERCISE
                                         OPTIONS        PRICE      OPTIONS        PRICE       OPTIONS         PRICE
                                     ------------ ------------ ------------ ------------ ------------ --------------

         Outstanding at beginning      4,651,666  $      0.11   10,277,000  $      0.11   14,928,666   $       0.11
         of year
         Granted                       1,300,000  $      0.02   18,700,000  $      0.02   20,000,000   $       0.02
         Exercised                   (1,300,000)  $      0.02  (9,516,400)  $      0.02  (10,816,400)  $       0.02
         Expired                     (2,146,666)         0.17  (3,427,300)  $      0.09  (5,573,966)   $       0.12
                                     ------------              ------------              ------------
         Options outstanding and
         exercisable at end of         2,505,000  $      0.08   16,033,300  $      0.06   18,538,300   $       0.06
         year
                                     ============              ============              ============
         Weighted average fair
         value of
          options granted during                  $      0.02               $      0.02                $       0.01
         the year
                                    ===============================================================================



     At December 31, 2006, the following is a summary of stock options outstanding:

                                            Weighted Average           Weighted
                                                   Remaining            Average
                                                 Contractual           Exercise
      Exercise Price            Number          Life (Years)              Price
     ---------------- ----------------- --------------------- ------------------

               $0.02         7,000,000                  3.08              $0.01
       $0.04 - $0.07         1,450,000                  5.09               0.04
       $0.09 - $0.10         9,572,000                  6.86               0.10
                      ----------------- --------------------- ------------------

                            18,022,000                  5.25              $0.06
                      ----------------- --------------------- ------------------




     During 2005 the Company waived the termination clause for 7,000,000 Director and employee options issued in 2005.


     ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES


     The Company issued warrants to non-employees for services in 2006. The Company has recorded in general and administrative expenses, $172,363 ($63,254 - 2005) of compensation expense, relating to stock warrants issued to non-employees for services rendered.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


7.   STOCK OPTIONS - CONTINUED

     ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES - CONTINUED

     The per share weighted average fair value of stock options expensed for the year ended December 31, 2005 was $0.01, $0.02 and $0.04 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163%; risk-free interest rate of 2.89% and 3.75% and expected life of 1 year and 5 years .

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

     Effective January 1, 2005 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2005, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

     Upon our adoption of SFAS123R in 2005, we recorded $141,752 of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in January 2005 as well as those issued prior to 2005. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2006.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

     c) During 2006, the Company issued 5,000,000 (5,000,000 - 2005) shares to consultants in consideration for services, at ascribed value of $0.01 ($0.01 - 2005) per share (based on the trading price of the Company's common stock on the agreement date).

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED

     e) During 2006, the Company issued 24,900,000 shares of common stock. The 24,900,000 included, 8,000,000 were issued for conversion of notes payable, 11,900,000 shares were issued upon exercise of warrants with a weighted average exercise price of $0.01 and 5,000,000 shares were issued for services with an ascribed value of $50,000 (based on the trading price of the Company's common stock on the dates service agreements were entered into).


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


     f) In 2003, the Company issued 122,175 Series X preferred shares, During 2005, 39,500 Series X preferred shares were converted into 3,950,000 common shares.

     g) During 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $148,600, which was recorded as loans payable. As of December 31, 2006 the shares have not been issued.

     h) Stock Purchase Warrants

     At December 31, 2006 and 2005, the Company had 9,894,444 and 11,573,510
     stock purchase warrants outstanding and exercisable, respectively. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.12 per share with a weighted average exercise price of $0.035 per share and expiration dates between 2007 and 2013.

     In 2006 consulting contracts were signed with a total of 77,200,000 warrants of which only 6,494,444 warrants were vested in 2006. The remaining warrants may vest over the next two or more years upon the continuation of service of the holders and/or the happening of specific events.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED

     h) Stock Purchase Warrants - continued


     Details of share purchase warrants issued and expired are as follows:

                                                          2005

                                        INVESTORS         EMPLOYEES & CONSULTANTS    TOTAL
                                 ------------------------ -------------------------- ---------------------------

                                                WEIGHTED                   WEIGHTED                    WEIGHTED
                                                 AVERAGE                    AVERAGE                     AVERAGE
                                               EXERCISE                    EXERCISE                    EXERCISE
                                    WARRANTS       PRICE      WARRANTS        PRICE      WARRANTS         PRICE
                                 ------------ ----------- ------------- ------------ ------------ --------------

     Outstanding at beginning     11,573,510  $     0.09            --  $         -   11,573,510   $       0.09
     of year
     Granted                       6,900,000  $     0.01     6,494,444  $      0.01   13,394,444   $       0.01
     Exercised                   (11,900,000) $     0.01             -  $      0.00  (11,900,000)  $       0.01
     Expired                     (3,173,510)  $     0.21             -  $      0.00  (3,173,510)   $       0.21
                                 ------------             -------------              ------------
     Warrants outstanding and
     exercisable at end of         3,400,000  $     0.07     6,494,444  $      0.01    9,894,444   $       0.03
     year
                                 ============             =============              ============
     Weighted average fair
     value of
     warrants granted during                  $     0.02                $      0.02                $       0.01
     the year
                                ===============================================================================



     At December 31, 2006, the following is a summary of share purchase warrants outstanding and exercisable:

                                                 Weighted-
                                                   Average          Weighted
                                                 Remaining           Average
                                               Contractual          Exercise
  Exercise Price           Number             Life (Years)             Price
---------------------------------- ------------------------ -----------------

      $0.01             6,216.668                     6.67             $0.01
       0.025            1,577,776                     0.21              0.03
   0.10 - 0.12          2,100,000                     0.01              0.11
                       ----------- ------------------------ -----------------

                        9,894,444                     5.29             $0.03
                       ===========

-----------------------------------------------------------------------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


9.   RELATED PARTY TRANSACTIONS

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

11.  FORMER OFFICER


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



     During 2004 the Company issued the 4,000,000 shares. Mr. Hofbauer has sold 2,600,000 shares and released $125,000 of the Certificate of Deposit. On June 7, 2005 Mr. Hofbauer claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares were returned to the Company in October 2006.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

12.  FORMER DIRECTORS

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


     The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2006 and 2005, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

--------------------------------------------------------------------------------