Form 10KSB/A
period 2006-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2007-04-16
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Amended solely to reflect Public Accountant's signature which was inadvertently not included on the Opinion.

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



/s/ VASQUEZ & CO., INC.
------------------------

Vasquez & Co., Inc.
Los Angeles, California
March 30, 2007


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