Form 10QSB
period 2007-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2007-05-15
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 2007

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period                 to
                                   ----------------  -------------------


         Commission File Number     000-21391

                          TURBODYNE TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

         NEVADA                                               95-4699061
         ------                                               ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


36 E. BARNETT STREET, VENTURA, CALIFORNIA                             93001
-----------------------------------------                           ---------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 357,459,444 shares of common stock issued and outstanding as of MAY 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                                 MARCH 31, 2007

                                                                          PAGE
                                                                         NUMBER

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2007
            and December 31, 2006                                              4

            Consolidated Statements of Operations for the three month
            periods ended March 31, 2007 and March 31, 2006                    5

            Consolidated Statements of Cash Flows for the three month
            periods ended March 31, 2007 and March 31, 2006                    6

            Notes to the Consolidated Financial Statements                     7

Item 2.     Management's Discussion and Analysis or Plan of Operations        17

Item 3a.    Controls and Procedures                                           25

PART II -   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 6.     Exhibits                                                          26

SIGNATURES                                                                    27

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS












                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE THREE-MONTH PERIODS ENDED
                                   MARCH 31, 2007 AND 2006
                                   (UNAUDITED - EXPRESSED IN US DOLLARS)


----------------------------------------------------------------------------------------------------

                                                        TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                          CONSOLIDATED BALANCE SHEETS
                                                                            (EXPRESSED IN US DOLLARS)

                                                                        MARCH 31         DECEMBER 31
                                                                          2007              2006
-----------------------------------------------------------------------------------------------------

  ASSETS                                                                (UNAUDITED)
  CURRENT
     Cash                                                              $      89,559    $      14,745
     Prepaid expenses and other current assets                                   672              672
                                                                       ------------------------------

            TOTAL CURRENT ASSETS                                              90,231           15,417
PROPERTY AND EQUIPMENT                                                          --                537
                                                                       ------------------------------

TOTAL ASSETS                                                           $      90,231    $      15,954
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
     Accounts payable                                                  $   2,152,157    $   2,302,417
     Accrued liabilities                                                     419,793          444,193
     Provision for lawsuit settlements (Notes 4)                           4,754,896        4,675,137
     Loans payable                                                           995,094          811,784
                                                                       ------------------------------

            TOTAL CURRENT LIABILITIES                                      8,321,940        8,233,531

DEFERRED LICENSING FEE                                                       313,722          319,278
                                                                       ------------------------------

            TOTAL LIABILITIES                                              8,635,662        8,552,809
                                                                       ------------------------------

STOCKHOLDERS' DEFICIT
     Share Capital (Note 2)
         Authorized
                  1,000,000 preferred shares, par value $0.001
               1,000,000,000 common shares, par value $0.001
         Issued
                12,175 preferred shares in 2007 and 2006                          12               12
              357,316,577 common shares in 2007 (2006 - 345,316,577)         357,317          345,317
     Treasury stock, at cost (378,580 shares)                             (1,963,612)      (1,963,612)
     Additional paid-in capital                                          121,815,108      121,198,225
     Other comprehensive income -
         Foreign exchange translation gain                                    35,119           35,119
     Accumulated deficit                                                (128,789,375)    (128,151,916)
                                                                       ------------------------------

            TOTAL stockholders' deficit                                   (8,545,431)      (8,536,855)
                                                                       ------------------------------

TOTAL LIABILITIES AND Stockholders' DEFICIT                            $      90,231    $      15,954
=====================================================================================================





              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.


--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31            2007             2006
--------------------------------------------------------------------------------



LICENSING FEES                                   $       5,556    $       5,556
                                                 ------------------------------

EXPENSES
       Selling, general and administrative             235,040          185,557
       Research and development costs                   80,941           22,715
       Litigation expense                               79,759           85,872
       Depreciation and amortization                       537              491
                                                 ------------------------------

            TOTAL EXPENSES                             396,277          294,635
                                                 ------------------------------

LOSS FROM OPERATIONS                                  (390,721)        (289,079)

OTHER INCOME (EXPENSE)
       Interest expense                               (201,931)          (4,297)
       Debt Conversion Expense                         166,857             --
       Gain on extinguishment of debt                  122,050             --
                                                 ------------------------------

NET LOSS                                         $    (637,459)   $    (293,376)
================================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $       (0.00)   $       (0.00)
================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED        327,547,261      320,416,577
================================================================================









                   The accompanying notes are an integral part
             of these unaudited consolidated financial statements.



--------------------------------------------------------------------------------------------

                                               TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE THREE-MONTH PERIODS ENDED MARCH 31                             2007          2006
--------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net loss for the period                                       $  (637,459)   $(293,376)
     Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Amortization of deferred licensing fees                        (5,556)      (5,556)
         Depreciation and amortization                                     537          491
         Gain on extinguishment of debt                               (122,050)        --
         Amortizaton of loan discount                                  192,941         --
         Debt conversion expense                                       166,857         --
         Warrant compensation  (Note 2)                                 87,405         --
     (Increase) decrease in operating assets
         Prepaid expenses and other current assets                        --           --
     Increase (decrease) in operating liabilities
         Accounts payable                                              (28,210)      37,142
         Accrued liabilities and provision for lawsuit settlements      64,349       52,314
                                                                   ------------------------
              Net cash used in operating activities                   (281,186)    (208,985)
                                                                   ------------------------

FINANCING ACTIVITIES
     Notes Payable                                                     296,000      160,000
     Convert loan payable to common stock                               60,000         --
                                                                   ------------------------
              Net cash provided by financing activities                356,000      160,000
                                                                   ------------------------

NET INCREASE (DECREASE) IN CASH                                         74,814      (48,985)

CASH, beginning of  period                                              14,745      100,538
                                                                   ------------------------
CASH, end of period                                                $    89,559    $  51,553
===========================================================================================








              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


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

     Basis of Presentation

     The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10-QSB and Item 310(b) of Regulation S-B.. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2006 and 2005 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of nual results.

     Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $128,789,375 at March 31, 2007 and a total capital deficit of $8,545,431 at March 31, 2007. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems, Inc. and Pacific Baja Light Metals Corp. ("Pacific Baja"). All intercompany accounts and transactions have been eliminated on consolidation.

     Depreciation and Amortization

     Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

                       Machinery and equipment - 7 to 15 years
                       Furniture and fixtures  - 5 to 10 years

     LICENSES

     Licenses are recorded at cost and are amortized over the estimated useful life of 18 years.

     Valuation of Long-Lived Assets

     The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2007 and 2006.

     Recognition of Revenue

     License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended March 31, 2007 $5,556 ($5,556 - 2006) of licensing fees was recognized as income.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


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

     Stock-Based Compensation

     The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" "SFAS 123(R)".

     Research and Development

     Research and development costs related to present and future products have been charged to operations in the period incurred.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended March 31, 2007 and 2006.

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

     In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


2.   SHARE CAPITAL

     Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

     a) Authorized Capital At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

          In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of March 31, 2007, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

          In addition to outstanding shares of common stock, options and warrants described in these notes additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

     b) During the three months ended March 31, 2007 the Company issued 12,000,000 shares of common stock for conversion of notes payable. During the three months ended March 31, 2006, the Company issued 8,807,400 shares of common stock, 8,107,400 for exercise of options and 700,000 for conversion of 7,000 preferred shares.

     c)   Stock Options

          The determination of fair value of share-based payment awards to employees, directors and non-employees on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

2.   SHARE CAPITAL - CONTINUED


     GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

     During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 2,469,444 were vested and reflected as an expense for the three months ended March 31, 2007.

     During the three months ended March 31, 2007 the Company recorded $87,405 (2006 - $0) of compensation expense relating to stock warrants issued to non-employees for services rendered during the period.

     The estimated fair value of warrants issued to non-employees during the three months ended March 31, 2007 was of $0.023, $0.055 and $0.045. Assumptions used to value the warrants were as follows:

                                                   Three Months Ended

                                             March 31, 2007       March 31, 2006
                                      ------------------------------------------

     VOLATILITY                               155% and 153%                --
     ----------

     RISK-FREE INTEREST RATES           4.57%, 4.45%, 4.70%                --
     ------------------------

     EXPECTED LIVES IN YEARS                             7                 --
     -----------------------

     DIVIDEND YIELD                                     --                 --
     --------------

     FORFEITURE RATE                                    --                 --
     ---------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED

     d)   Stock Purchase Warrants

          At March 31, 2007 the Company had 18,938,888 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.12 per share with a weighted average exercise price of $0.029 per share and expiration dates between 2007 and 2014. Details of share purchase warrants for the quarter ended March 31, 2007 are as follows:

                                                                  2007

                                          INVESTORS      EMPLOYEES & CONSULTANTS         TOTAL
                                    -----------------------------------------------------------------------

                                              WEIGHTED                WEIGHTED                   WEIGHTED
                                               AVERAGE                 AVERAGE                    AVERAGE
                                              EXERCISE                EXERCISE                   EXERCISE
                                    WARRANTS     PRICE       WARRANTS    PRICE       WARRANTS       PRICE
                                    -----------------------------------------------------------------------
Outstanding at beginning of year    3,400,000   $   0.07    6,494,444   $   0.01    9,894,444      $   0.03
Granted                             6,500,000   $   0.03    2,469,444   $   0.01    8,668,444      $   0.02
                                    ---------               ---------               ---------
Warrants outstanding and
exercisable at end of  year         9,900,000   $   0.04    8,663,888   $   0.011   8,563,888      $   0.03
                                    =========               =========               =========
Weighted average fair value of
warrants granted during the year                $   0.02                $    0.02                  $   0.01
                                   ========================================================================


     At March 31, 2007, the following is a summary of share purchase warrants outstanding and exercisable:

                                             Weighted-
                                               Average    Weighted
                                             Remaining     Average
                                           Contractual    Exercise
Exercise Price              Number        Life (Years)       Price
-------------------------------------------------------------------
  $  0.01                 8,247,224             6.55      $   0.01
$0.025 - 0.04             8,216,664             6.71          0.03
$0.10 - 0.12              2,100,000             0.01          0.11
                         ------------------------------------------


                         18,563,888             5.91      $   0.03
                         ==========

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

3.   LOANS PAYABLE

                                                            2007          2006
                                                         ----------------------
     Unsecured, non-interest bearing loan payable, due on
     demand from stockholders and other parties          $  148,600   $ 148,600

     Note payable, 5% per annum, due June 15, 2007           46,879      15,000

     Convertible notes payable *                            799,614     648,184
                                                         ----------------------

     Total Loans Payable                                 $  995,093   $ 811,784
                                                         ======================

     * Convertible notes payable, unsecured, bearing interest at 5% per annum, convertible at any time prior to the due date of one year. Based on the conversion price the notes would be convertible into 180,886,889 shares at any time prior to payment.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

     a) TST, Inc.- Continued At March 31, 2007, the Company has included $3,353,111 (December 31, 2006 - $3,273,352) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has been included in the provision for lawsuit settlements.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES - CONTINUED

     c)   Former Officer - Continued

          During 2004 the Company issued the 4,000,000 shares. Mr. Hofbauer sold 2,600,000 shares and released $125,000 of the Certificate of Deposit. On June 7, 2005 Mr. Hofbauer claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares were returned to the Company in October 2006.

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


          The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At March 31, 2007, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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


Since September 2005 when it took office management has obtained some additional financing and has conducted limited business activity including:

     o    Updating our financial statements and required SEC filings
     o    Assessment of our technology including patents and other rights
     o    Limited development of our Turbopac(TM) and related product line
     o    Review and negotiate to settle outstanding litigation and liabilities.
     o    Formulating business and marketing plans

There is no assurance we will be able to obtain sufficient financing to implement full scale operations.

In February 2007 the Company filed a provisional application in the United States Patent and Trademark Office for a TurboPac related technology. Referred to as the 'TurboFlow', the patent disclosure includes application of the technology to vehicle types commonly referred to as 'hybrids' or 'low emission vehicles'. The disclosed technology applies advanced controls, energy management, and a TurboPac related technology to avoid problems encountered when using traditional turbo- or super- charging air injection units with a small engine in those types of vehicles.

RESULTS OF OPERATIONS

                             ---------------------------------------------------

                                      First Quarter Ended March 31
                             ---------------------------------------------------
                                                                Percentage
                                 2007             2006           Increase
                                                                (Decrease)
                             -------------   --------------   -------------
Total Revenue                  $  5,556           $5,556           Nil
Operating Expenses            ($396,277)       ($294,635)            34%
Net Loss from Operations      ($390,721)       ($289,079)            35%
Other Income (expense), net   ($246,738)         ($4,297)        (5,642%)
                             =============   ==============   =============
Net Loss                      ($637,459)       ($293,376)          (117%)
                             =============   ==============   =============


NET REVENUE

                             -------------------------------------------------

                                        First Quarter Ended March 31
                             -------------------------------------------------
                                                              Percentage
                                 2007           2006          Increase
                             -------------- ------------- --------------------

License Fee                     $5,556         $5,556          Nil
                             ============== ============= ====================



We had no revenue in 2006 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the three months ended March 31, 2007 and 2006, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into manufacturing and sales arrangements.


COSTS OF SALES

We had no sales in 2007 and 2006; therefore we did not have any costs of sales during any portion of these years.


OPERATING EXPENSES

Operating expense increased in first quarter 2007 substantially from the comparable quarter in 2006. This was primarily due to resumption of more significant operations and research and development operations which included the filing of a provisional application with the United States Patent and Trademark Office for a TurboPac related technology.

The primary components of our operating expenses are outlined in the table below:

                                                  -------------------------------------------------

                                                            First Quarter Ended March 31
                                                  -------------------------------------------------
                                                                                   Percentage
                                                     2007           2006      Increase / (Decrease)
                                                  ------------- ------------ ----------------------

Selling, General and Administrative Expenses       $235,040       $185,557            27%
Research and Development Expenses                  $ 80,941       $ 22,715           256%
Litigation Expenses                                $ 79,759       $ 85,872            (7%)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and increased due to consulting fees to management.


RESEARCH AND DEVELOPMENT

The increase in research and development costs in 2007 is due to the resumption of limited development operations. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our Turbopac product.


LITIGATION EXPENSE

The decrease in litigation expense is primarily attributable to our settlement of litigations and reduction of fees necessary to defend these actions.


STOCK BASED COMPENSATION

Stock based compensation included in expenses was $87,405 for the three months ended March 31, 2007. We did not rely on stock based compensation during the three month period ended March 31, 2006.

During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 2,469,444 were vested and reflected as an expense for the three months ended March 31, 2007.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

FINANCIAL CONDITION


CASH AND WORKING CAPITAL

                               -------------------- ----------------------- ----------------------
                                                                                   Percentage
                                 At March 31, 2007    At December 31, 2006   Increase / (Decrease)
                               -------------------- ----------------------- ----------------------
Current Assets                            $90,231                 $15,417            485%
Current Liabilities                   ($8,443,620)            ($8,233,531)             3%
Working Capital Deficit               ($8,353,389)            ($8,218,114)             2%
                               ==================== ======================= ======================


The increase to our working capital deficit was attributable to an increase in current liabilities.


LIABILITIES

                                       ----------------------------------------- ----------------------
                                        At March 31, 2007  At December 31, 2006        Percentage
                                                                                  Increase / (Decrease)
                                       ----------------------------------------- ----------------------
Provision for Lawsuit Settlements              $4,754,896            $4,675,137            2%
Accounts Payable                               $2,152,157            $2,302,417           (7%)
Accrued Liabilities                              $419,793              $444,193           (5%)
Short-Term Loans                                 $995,094              $811,784            23%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt and payments of debt. Short-term loans increased in connection with our note financing to generate cash.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at March 31, 2007 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                 -------------------------------
                                                   Three Months Ended March 31
                                                 -------------------------------
                                                           2007            2006
                                                           ----            ----
Net Cash used in Operating Activities                ($281,186)      ($208,985)
Net Cash provided by Financing Activities              $356,000        $160,000
Net Increase (decrease) in Cash During Period           $74,814       ($48,985)


The increase in cash used in operating activities was due to the fact that additional funds were obtained in private financing in 2006 and 2007. This enabled us to utilize more funds for development in 2007 than in 2006.


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


THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our reviewed consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $128,429,577 at March 31, 2007, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share Based Payment" "SFAS 123(R)".


REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations in 2004, we recognize license and royalty fees over the term of the license or royalty agreement.


RESEARCH AND DEVELOPMENT

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the quarter ended March 31, 2007, $5,556 ($5,556 - 2006) of licensing fees was recognized as income.

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

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

ITEM 3A.          CONTROLS AND PROCEDURES.


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

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

The following issuances of securities occurred during the three months ended March 31, 2007.

During the three months ended March 31, 2007 we sold 3.25 units of our securities in a private placement. Each unit consisted of $100,000, a 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was one-half penny ($.005). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $60,000 of principal of the aforesaid notes were converted into 12,000,000 shares of our common stock. These latter shares were issued pursuant to Section 3a(9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS


EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
--------------  ----------------------------------------------------------------
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


                                        TURBODYNE TECHNOLOGIES, INC.

Dated:   May 15, 2007                  BY: /S/ ALBERT F. CASE, JR.
                                       ---------------------------
                                       Albert F. Case, Jr.
                                       Chief Executive Officer





                                       BY: /S/ DEBI KOKINOS
                                       --------------------
                                       Debi Kokinos
                                       Chief Financial Officer and
                                       Chief Accounting Officer