Form 10QSB/A
period 2006-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2007-06-05
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


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


36 EAST BARNETT STREET,
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

                                EXPLANATORY NOTE

Turbodyne Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the " September 30, 2006 10-QSB"), which was originally filed on November 14, 2006. This Amendment No. 1 is being filed to restate the Company's financial statements for the quarter ended September 30, 2006, which understated other expenses and net loss, overstated liabilities and understated additional paid-in capital.

The Company is restating its previously issued 2006 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt, unrecorded debt conversion expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion and warrants exercise.

The Company issued $615,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $127,500 of debt conversion expense for the quarter ended September 30, 2006 relating to note holders who converted during the quarter.

The Company also issued to the holders of convertible notes warrants to purchase 12,300,000 shares of the Company's common stock at $0.025 per share. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the Company has determined the aggregate value of the 12,300,000 warrants to be $150,884. The amount allocated to the warrants amounts to $88,144 and has been recognized as additional paid in capital. As of September 30, 2006, 11,900,000 of the warrants have been exercised.

In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The Company has calculated the aggregate beneficial conversion feature of these convertible notes to be $358,144. In relation to the inducement to convert, an additional beneficial conversion feature of $112,795 has been recognized.

For the quarter ended September 30, 2006, the Company recognized $228,510 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of September 30, 2006, the remaining balance of the beneficial conversion feature was $242,430.

This Amendment No. 1 does not reflect events occurring after the original filing of the Company's September 30, 2006 10-QSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendment described above.

                          TURBODYNE TECHNOLOGIES, INC.
                             INDEX TO FORM 10-QSB/A
                               SEPTEMBER 30, 2006

                                                                           PAGE
                                                                          NUMBER

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of September 30, 2006
                  and December 31, 2005                                        5

              Consolidated Statements of Operations for the
                  three-month and nine-month periods ended
                  September 30, 2006 and September 30, 2005                    6

              Consolidated Statements of Cash Flows for the
                  nine-month periods ended September 30, 2006
                  and September 30, 2005                                       7

              Notes to the Consolidated Financial Statements                   8

Item 2.       Management's Discussion and Analysis and
                  Results of Operations                                       21

Item 3a.      Controls and Procedures                                         32

PART II -     OTHER INFORMATION

 Item 2.       Unregistered Sales of Equity Securities and
                  Use of Proceeds                                             33

Item 6.       Exhibits                                                        33

SIGNATURES                                                                    34

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



=====================================================================================================

                                                        TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                          CONSOLIDATED BALANCE SHEETS
                                                                            (EXPRESSED IN US DOLLARS)
                                                                       SEPTEMBER 30       December 31
                                                                               2006              2005
-----------------------------------------------------------------------------------------------------

ASSETS                                                                   (UNAUDITED)
                                                                       (AS RESTATED)
CURRENT
   Cash                                                                $      22,851    $     100,538
   Prepaid expenses and other current assets                                  34,672              672
                                                                       ------------------------------

            TOTAL CURRENT ASSETS                                              57,523          101,210
PROPERTY AND EQUIPMENT, net                                                    1,092            2,309
                                                                       ------------------------------

TOTAL ASSETS                                                           $      58,615    $     103,519
=====================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Accounts payable                                                  $   2,161,940    $   2,491,259
     Accrued liabilities                                                     453,348          476,048
     Provision for lawsuit settlements (Note 6)                            4,582,853        4,385,105
     Loans payable (Note 4)                                                  468,332          465,662
                                                                       ------------------------------

            TOTAL CURRENT LIABILITIES                                      7,666,473        7,818,074

DEFERRED LICENSING FEE                                                       324,834          341,502
                                                                       ------------------------------

            TOTAL LIABILITIES                                              7,991,307        8,159,576
                                                                       ------------------------------

CAPITAL DEFICIT
     Share Capital (Note 3)
         Authorized
                  1,000,000 preferred shares, par value $0.001
               1,000,000,000 common shares, par value $0.001
         Issued
                12,675 preferred shares in 2006 (2005 - 12,675)                   12               12
              337,316,577 common shares in 2006 (2005 - 320,416,577)         337,317          320,417
     Treasury stock, at cost (1,778,580 shares) (Note 6(c))               (1,963,612)      (1,907,612)
     Additional paid-in capital                                          121,783,637      120,841,762
     Other comprehensive income -
         Foreign exchange translation gain                                    35,119           35,119
     Accumulated deficit                                                (128,125,165)    (127,345,755)
                                                                       ------------------------------

            TOTAL CAPITAL DEFICIT                                         (7,932,692)      (8,056,057)
                                                                       ------------------------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                  $      58,615    $     103,519
=====================================================================================================






                 The accompanying notes are an integral part of
                    these consolidated financial statements.


==================================================================================================================
                                                                     TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             (Unaudited - Expressed in US Dollars)

                                                                 THREE-MONTH                       NINE-MONTH
                                                               PERIODS ENDED                    PERIODS ENDED
                                                                SEPTEMBER 30                     SEPTEMBER 30
                                                           2006             2005             2006             2005
------------------------------------------------------------------------------------------------------------------
                                                   (AS RESTATED)                     (AS RESTATED)
------------------------------------------------------------------------------------------------------------------

REVENUE
      Licensing fees                              $       5,556    $       5,556    $      16,668    $      16,668
                                                  ----------------------------------------------------------------
              TOTAL REVENUE                               5,556            5,556           16,668           16,668
                                                  ----------------------------------------------------------------

EXPENSES (RECOVERY)
       General and administrative                       257,615          117,654          618,535          444,417
       Research and development                         106,803             --            176,910          371,486
       Litigation expense                                 9,916           66,496          162,896          694,679
       Depreciation and amortization                        363              573            1,217           10,821
                                                  ----------------------------------------------------------------
           TOTAL EXPENSES                               374,697          184,723          959,558        1,521,403
                                                  ----------------------------------------------------------------
LOSS FROM OPERATIONS                                   (369,141)        (179,167)        (942,890)      (1,504,735)

OTHER INCOME (EXPENSES)
      Interest expense                                   (7,540)            --            (18,244)          (1,030)
      Amortization of convertible note discount        (228,510)            --           (228,510)            --
      Debt conversion expense                          (127,500)            --           (127,500)            --
      Debt Relief                                       537,734             --            537,734             --
      Interest Income                                      --               --               --              1,836
      Gain (loss) on sale of asset                         --            (14,297)            --            (13,527)
                                                  ----------------------------------------------------------------
INCOME (LOSS) FOR THE PERIOD                      $    (194,957)   $    (193,464)   $    (779,410)   $  (1,517,456)
==================================================================================================================

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                                $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
==================================================================================================================

WEIGHTED AVERAGE SHARES - BASIC                     322,406,577      205,611,429      320,907,262      180,412,821
==================================================================================================================






                 The accompanying notes are an integral part of
                    these consolidated financial statements.



===============================================================================================

                                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30                               2006           2005
-----------------------------------------------------------------------------------------------

                                                                    (AS RESTATED)
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
     Net loss for the period                                         $  (779,410)   $(1,517,456)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
         Amortization of deferred licensing fees                         (16,668)       (16,668)
         Depreciation and amortization                                     1,217         10,821
         Amortization of convertible note discount (Note 2)              228,510           --
         Debt conversion expense (Note 2)                                127,500           --
         Gain on settlement of debt                                     (537,734)          --
         Loss on sale of asset                                              --           13,527
         Stock issued for services                                        50,000           --
         Stock option compensation  (Note 3)                                --          205,006
         Stock received against litigation expense                       (56,000)          --
         Warrant compensation (Note 3)                                   103,191           --
     (Increase) decrease in operating assets
         Prepaid expenses and other current assets                       (34,000)       289,383
     Increase (decrease) in operating liabilities
         Accounts payable                                                208,415        200,924
         Accrued liabilities and provision for lawsuit settlements       193,293        609,491
                                                                     --------------------------
              Net cash used in operating activities                     (511,687)      (204,972)
                                                                     --------------------------

INVESTING ACTIVITIES
    Sale of capital assets                                                  --           17,770
                                                                     --------------------------
             Net cash provided by investing activities                      --           17,770
                                                                     --------------------------
FINANCING ACTIVITIES
     Proceeds from loans payable                                         315,000           --
     Payments of long term debt                                             --          (16,086)
     Accrual for merger                                                     --           13,000
     Proceeds from exercise of Stock Options and Warrants                119,000        189,012
                                                                     --------------------------
              Net cash provided by financing activities                  434,000        185,926
                                                                     --------------------------

NET INCREASE (DECREASE) IN CASH                                          (77,687)        (1,276)

CASH, beginning of  period                                               100,538          1,615
                                                                     --------------------------
CASH, end of period                                                  $    22,851    $       339
===============================================================================================

SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION

     Issuance of stock for merger consideration                      $     --       $    13,000

     Beneficial conversion feature of convertible debt                   470,940           --
===============================================================================================





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

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $128,125,165 at September 30, 2006 and a total capital deficit of $7,932,692 at September 30, 2006. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:


                        Computers                  - 3 years
                        Machinery and equipment    - 7 to 15 years
                        Furniture and fixtures     - 5 to 10 years

     LICENSES

     Licenses are recorded at cost and are amortized over their estimated useful life of 18 years.

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

--------------------------------------------------------------------------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


2    RESTATEMENT OF FINANCIAL STATEMENTS

     The Company is restating its previously issued September 30, 2006 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt, unrecorded debt conversion expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion and warrants exercise.

     THE FOLLOWING IS A SUMMARY OF THE RESTATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2006:

     Unrecorded inducement expense for the
            exercise of warrants                                $  (127,500)
     Unrecorded amortization of beneficial
            conversion feature of convertible debt                 (226,435)
     Unrecorded amortization of additional beneficial
            conversion feature arising from modification
            of conversion terms                                      (2,075)
                                                                -----------
                                                                $  (356,010)
                                                                ===========

     THE EFFECT ON THE COMPANY'S PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2006 IS SUMMARIZED AS FOLLOWS:



                                                 AS
     BALANCE SHEET DATA                      PREVIOUSLY         INCREASE
                                              REPORTED         (DECREASE)      RESTATED
                                           --------------   --------------    ------------
     TOTAL ASSETS                          $      58,615    $       --        $     58,615

     Loans payable                               798,906         (330,574)         468,332
     Total Current Liabilities                 7,997,047         (330,574)       7,972,868
     TOTAL LIABILITIES                         8,321,881         (330,574)       7,991,307

     Additional paid in capital              121,097,053          686,584      121,783,637
     TOTAL STOCKHOLDER'S DEFICIT              (8,263,266)         330,574       (7,932,692)


     STATEMENT OF OPERATIONS DATA
     Amortization of convertible notes discount     --            228,510          228,510
     Debt conversion expense                        --            127,500          127,500

     NET LOSS                              $    (423,400)   $    (356,010)    $   (779,410)
     -------------------------------------------------------------------------------------

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

  SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


3.   SHARE CAPITAL - CONTINUED

     c)   Stock Options

          The following summarizes information relating to stock options for the nine months ended September 30, 2006:


                                                                        2006

                                            NON-EMPLOYEES             EMPLOYEES                    TOTAL
                                       -------------------------------------------------------------------------

                                                    WEIGHTED                 WEIGHTED                   WEIGHTED
                                                     AVERAGE                  AVERAGE                    AVERAGE
                                                    EXERCISE                 EXERCISE                   EXERCISE
                                         OPTIONS       PRICE      OPTIONS       PRICE        OPTIONS       PRICE
                                       -------------------------------------------------------------------------
     Outstanding at
        beginning of period            2,505,000    $   0.08    16,033,300    $   0.06    18,538,300    $   0.06

     Expired                            (380,000)       0.07      (136,300)       0.04      (516,300)       0.06
                                       -------------------------------------------------------------------------
     Outstanding at end of
        Period                         2,125,000        0.06    15,897,000        0.06    18,022,000        0.06
                                       -------------------------------------------------------------------------
     Options exercisable at
        end of period                  2,125,000    $   0.06    15,897,000    $   0.06    18,022,000    $   0.06
                                       =========================================================================




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

          Details of share purchase warrants issued and expired during the nine months ended September 30, 2006 are as follows:


                                                                    2006

                                      INVESTORS        EMPLOYEES & CONSULTANTS         TOTAL
                              -----------------------------------------------------------------------
                                             WEIGHTED              WEIGHTED                  WEIGHTED
                                              AVERAGE               AVERAGE                   AVERAGE
                                             EXERCISE              EXERCISE                  EXERCISE
                                 WARRANTS       PRICE    WARRANTS     PRICE      WARRANTS       PRICE
                              -----------------------------------------------------------------------
      Outstanding at
        beginning of period    11,573,510    $   0.09       --     $   0.00    11,573,510    $   0.09
      Granted                   6,000,000        0.01  4,061,112       0.01    10,061,112        0.01
      Exercised               (11,900,000)       0.01       --          --    (11,900,000)       0.01
      Expired                  (3,173,510)       0.21       --          --     (3,173,510)       0.21
                              -----------------------------------------------------------------------
      Outstanding at end of
        period                  2,500,000    $   0.10  4,061,112   $   0.01     6,561,112    $   0.04
                              -----------------------------------------------------------------------
      Warrants exercisable
        at end of period        2,500,000    $   0.12  4,061,112   $   0.01     6,561,112    $   0.04
                              =======================================================================



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

          In 2006 consulting contracts were committed or signed with a total of 77,200,000 warrants of which only 4,061,112 warrants were vested as of September 30, 2006. The remaining warrants may vest over the next two or more years upon the continuation of service of the holders and/or the happening of specific events.

--------------------------------------------------------------------------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


4.   LOANS PAYABLE
                                                               2006         2005
                                                           ---------------------
     Unsecured, non-interest bearing loan payable,
     due on demand from stockholders and other parties     $ 148,600   $ 148,600

     Note payable, 5% per annum, due June 15, 2007            15,219       --

     Convertible notes payable net of unamortized
     discount of $242,430 and warrant
     valuation of $88,144 **                                 304,513       --
                                                           ---------------------
           Total Loans Payable                             $ 468,332   $ 148,600
                                                           =====================

     **The Company issued $615,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $127,500 of debt conversion expense for the quarter ended September 30, 2006 relating to note holders who converted during the quarter.

     The Company also issued to the holders of convertible notes warrants to purchase 12,300,000 shares of the Company's common stock at $0.025 per share. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model the aggregate value of the 12,300,000 warrants is $150,884. Assumptions used to value the warrants ranged between: 1.46% and 1.55% for expected volatility; 4.36% and 5.02% for risk-free interest rate and an expected life of 5 years. The amount allocated to the warrants amounts to $88,144 and has been recognized as additional paid in capital. As of September 30, 2006, 11,900,000 of the warrants have been exercised.

     In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $358,144. In relation to the inducement to convert, an additional beneficial conversion feature of $112,795 has been recognized.

     For the quarter ended September 30, 2006, the Company recognized $228,510 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of September 30, 2006, the remaining balance of the beneficial conversion feature was $242,430.

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

6.   COMMITMENTS AND CONTINGENCIES

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


6.   COMMITMENTS AND CONTINGENCIES - CONTINUED


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


6.   Commitments and Contingencies - Continued

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

RESTATEMENT OF FINANCIAL STATEMENTS

The Company concluded that our consolidated financial statements for September 30, 2006, December 31, 2006 and March 31, 2007 needed to be restated since the liabilities were overstated liabilities, expenses and net loss were understated and additional paid in capital was understated.

We are restating our previously issued consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt, unrecorded debt conversion expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion and warrants exercise.

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the period ended September 30, 2006:



                                                  AS
                                              PREVIOUSLY         INCREASE
BALANCE SHEET DATA                             REPORTED         (DECREASE)        RESTATED
                                             -------------    -------------     ------------

TOTAL ASSETS                                 $      58,615    $       --        $     58,615
Loans payable                                      798,906         (330,574)         468,332
Total Current Liabilities                        7,997,047         (330,574)       7,972,868
TOTAL LIABILITIES                                8,321,881         (330,574)       7,991,307
Additional paid in capital                     121,097,053          686,584      121,783,638
TOTAL STOCKHOLDER'S DEFICIT                     (8,263,266)         330,574       (7,932,692)


STATEMENT OF OPERATIONS DATA
Amortization of convertible notes discount            --            228,510          228,510
Debt conversion expense                               --            127,500          127,500

NET LOSS                                     $    (423,400)   $    (356,010)    $   (779,410)

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

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS SUMMARY


                           -------------------------------------------  ------------------------------------------

                                Third Quarter Ended September 30                Nine Months Ended September 30
                           -------------------------------------------  ------------------------------------------
                                                          Percentage                                   Percentage
                               2006           2005         Increase /       2006         2005           Increase /
                                                          (Decrease)                                    (Decrease)
                           -----------    -----------    -----------    -----------    -----------    ------------
Total Income               $     5,556    $     5,556        Nil        $    16,668    $    16,668         Nil
Operating Expenses         ($  374,697)   ($  184,723)       103%       ($  959,558)   ($1,521,403)        (37%)
Net Loss from Operations   ($  369,141)   ($  179,167)       106%       ($  942,890)   ($1,504,735)        (37%)
Other Income (Expenses)    $   174,184    ($   14,297)     1,318%       $   163,480        (12,721)      1,385%

Net Loss                   ($  194,957)   ($  193,464)        (1%)      ($  779,410)   ($1,517,456)         49%



NET REVENUE
                           ------------------------------------------   ------------------------------------------
                                Third Quarter Ended September 30               Nine Months Ended September 30
                           ------------------------------------------   ------------------------------------------
                                                          Percentage                                   Percentage
                               2006           2005         Increase /       2006         2005           Increase /
                                                          (Decrease)                                    (Decrease)
                           -----------    -----------    -----------    -----------    -----------    ------------
Licensing Fee              $     5,556    $     5,556        Nil        $    16,668    $    16,668         Nil

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

The primary components of our operating expenses are outlined in the table below:


                           ------------------------------------------   ------------------------------------------
                               Third Quarter Ended September 30               Nine Months Ended September 30
                           ------------------------------------------   ------------------------------------------
                                                          Percentage                                   Percentage
                               2006           2005         Increase /       2006         2005           Increase /
                                                          (Decrease)                                    (Decrease)
                           -----------    -----------    -----------    -----------    -----------    ------------
Selling, General and
Administrative Expenses      $257,615       $117,654        119%          $618,535       $444,417          39%
Research and Development
Expenses                     $106,803           --         (100%)         $176,910       $371,486          (52%)
Litigation Expense             $9,916        $66,496        (85%)         $162,896       $694,679          (77%)


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

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".


OTHER INCOME (EXPENSE)


                           ------------------------------------------   ------------------------------------------
                               Third Quarter Ended September 30               Nine Months Ended September 30
                           ------------------------------------------   ------------------------------------------
                                                          Percentage                                   Percentage
                               2006           2005         Increase /       2006         2005           Increase /
                                                          (Decrease)                                    (Decrease)
                           -----------    -----------    -----------    -----------    -----------    ------------

Debt Relief                   $537,734            -        100%            $537,734            -        100%

Gain on sale of assets               -    ($14,297)       (100%)                  -    ($13,527)       (100%)

Interest Income                      -            -          -                    -       $1,836       (100%)

Interest Expense              ($7,540)            -        100%           ($18,244)     ($1,030)      1,672%
Amortization of convertible
debt discount               ($228,510)            -        100%          ($228,510)            -        100%
Debt conversion expense     ($127,500)            -        100%          ($127,500)            -        100%


The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved this is represented as a gain on extinguishment of accounts payable.

The Company had additional other expenses for the quarter ended September 30, 2006 for amortization of discount on convertible notes and for related debt conversion expenses.


FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                                ----------------------- ---------------------- -------------
                                                                                Percentage
                                                                                 Increase
                                 At September 30, 2006   At December 31, 2005   (Decrease)
                                ----------------------- ---------------------- -------------
Current Assets                                 $57,523               $101,210     (43%)
Current Liabilities                       ($7,666,473)           ($7,818,074)      (2%)
                                ----------------------- ---------------------- -------------
Working Capital Deficit                   ($7,608,950)           ($7,716,864)       1%
                                ======================= ====================== =============

The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in accounts payable, convertible notes and provision for lawsuit settlements as discussed below.


LIABILITIES

                                    ----------------------- ---------------------- -------------
                                      At September 30, 2006   At December 31, 2005   Percentage
                                                                                      Increase
                                                                                     (Decrease)
                                     ----------------------- ---------------------- -------------
Provisions for Lawsuit Settlements               $4,582,853             $4,385,105       5%
Accounts Payable                                 $2,161,940             $2,491,259     (13%)
Accrued Liabilities                                $453,348               $476,048      (5%)
Loans Payable                                      $468,332               $465,662      215%


The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt. Without this settlement accounts payable would have increased due to a lack of funds to pay creditors. Short-term loans increased in connection with our note financing to generate cash. Short-term loans are net of discounts of $242,430 and warrant allocation of $88,144.

The Company issued $615,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock.

In addition, the Company issued to the holders of convertible notes warrants to purchase 12,300,000 shares of the Company's common stock. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance.

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


CASH FLOWS

                                                        --------------------------------------
                                                               Nine Months Ended September 30
                                                         --------------------------------------
                                                                    2006                  2005
                                                                    ----                  ----
Net Cash provided by (used in) Operating Activities           ($511,687)            ($204,972)
Net Cash provided by (used in) Investing Activities                    -               $17,770
Net Cash provided by  (used in) Financing Activities            $434,000              $185,926
Net Increase (decrease) in Cash During Period                  ($77,687)              ($1,276)
                                                         ======================================

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


THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our reviewed consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $128,125,165 at September 30, 2006, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.


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

PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of securities occurred during the three months ended September 30, 2006.

During the three months ended September 30, 2006 we sold 0.80 units of our securities in a private placement. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. Each unit consisted of $100,000, 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price is equal to the lesser of (i) 70% of the Market Price of (but not less than $.003) or (ii) $.025 .If the Market Price of the Common Stock is $.04 for a period of 20 consecutive trading days then the Conversion Price shall be $.025. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

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

On September 30, 2006 the notes would be convertible into 194,167,318 (75,167,318 original and 119,000,000 converted note terms) shares at any time prior to payment.





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

--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment number 1 to the quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Turbodyne Technologies, Inc.

Dated:   June 5, 2007                          BY: /S/ ALBERT F. CASE, JR.
                                               ---------------------------
                                               Albert F. Case, Jr,
                                               Chief Executive Officer





                                               BY: /S/ DEBI KOKINOS
                                               Debi Kokinos
                                               Chief Financial Officer and
                                               Chief Accounting Officer