Form 10KSB/A
period 2006-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2007-06-05
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2
(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

         For the fiscal year ended DECEMBER 31, 2006

[    ]   Transition Report Under Section 13 Or 15(d) Of The Securities
         Exchange Act Of 1934

         For the transition period from _____ to _____

COMMISSION FILE NUMBER:     000-21391

--------------------------------------------------------------------------------
                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               NEVADA                                95-4699061
---------------------------------          -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

36 EAST BARNETT STREET
VENTURA, CALIFORNIA                                        93001
--------------------------------           -------------------------------------
(Address of principal executive offices)                (Zip Code)


(805) 201-3133
--------------------------------------------------------------------------------
Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:  NONE.
                                                                -----

Securities registered under Section 12(g) of the Exchange Act:
                                                  COMMON STOCK, PAR VALUE $0.001
                                                  ------------------------------

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

                          TURBODYNE TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.    Description Of Business............................................ 5

Item 2.    Description Of Property. ..........................................17

Item 3.    Legal Proceedings. ................................................17

Item 4.    Submission Of Matters To A Vote Of Security Holders. ..............18

PART II

Item 5.    Market For Common Equity And Related Stockholder Matters. .........19

Item 6.    Management's Discussion And Analysis Or Plan Of Operation. ........21

Item 7.    Financial Statements. .............................................31

Item 8.    Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure. .............................................32

Item 8A.  Controls and Procedures. ...........................................32

PART III

Item 9.    Directors, Executive Officers, Promoters And Control
           Persons; Compliance With Section 16(a) Of The Exchange Act.........33

Item 10.  Executive Compensation..............................................35

Item 11. Security Ownership Of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................38

Item 12.  Certain Relationships And Related Transactions......................39

Item 13.  Exhibits And Reports On Form 8-K....................................40

Item 14.  Principal Accountant Fees and Services..............................41


Signatures ...................................................................42

                                EXPLANATORY NOTE

Turbodyne Technologies, Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31 2006 (the " December 31 2006 10-K"), which was originally filed on April 2, 2007. This Amendment No. 2 is being filed to restate the Company's financial statements for the year ended December 31 2006, which understated other expenses and net loss, overstated liabilities and understated additional paid-in capital.

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

The Company issued $660,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $345,357 of debt conversion expense for the year ended December 31, 2006 relating to note holders who converted during the year.

At the dates of issuance, the Company also issued to the holders of convertible notes warrants to purchase 13,200,000 shares of the Company's common stock at $0.025 per share. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 13,200,000 warrants is $164,944. The amount allocated to the warrants amounts to $102,185 and has been recognized as additional paid in capital. As of December 31, 2006, 11,900,000 of the warrants have been exercised.

In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $358,477. In relation to the inducement to convert, an additional beneficial conversion feature of $128,042 has been recognized.

For the year ended December 31, 2006, the Company recognized $328,041 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of December 31, 2006, the remaining balance of the beneficial conversion feature was $158,478.

This Amendment No. 2 does not reflect events occurring after the original filing of the Company's December 31, 2006 10-KSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendment described above.

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

The driver's perception of low-end acceleration is a key marketing hindrance in the deployment of smaller-displacement, turbocharged engines to replace larger-displacement, normally aspirated engines. While the turbocharged engine may perform equally well with the normally aspirated, larger engine in a quarter-mile acceleration, the larger engine's perceptible low-RPM acceleration tends to have drivers prefer larger displacement, but less efficient engines.

In very small displacement engines (sub-1 liter), turbolag inherent in traditional exhaust-gas driven turbochargers may be so significant that vehicle performance in critical maneuvers (e.g., highway on-ramp merging) prohibits the practical use of these engines.

The Turbopac(TM) uses a powerful electric motor, running off the vehicle electrical system, to blow useful amounts of air into an engine during the period when the turbocharger does not have enough exhaust gas to blow all the air required for optimal engine acceleration performance. There is an improvement in `take-off' (initial acceleration from low RPM) performance as well as observable low-end acceleration to the vehicle driver, thus improving the driver's perception of vehicle power and performance, making smaller displacement, more efficient engines more palatable to the driver.

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



INTELLECTUAL PROPERTY

We now have a portfolio of patents and patent applications at various states of prosecution. The most significant patents and applications are for the use of a large scale motor for air-charging systems for internal combustion engines and several patents relating to high speed motors [in a heat sensitive environment].

We are continuing to pursue new proprietary technologies and these have resulted in one or more additional pending applications. We also received a license from Honeywell for certain Dynacharger patents involving technology overlapping both the Dynacharger and the Turbopac(TM). We also own the trademark for Turbopac. The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

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

The Company has issued licenses covering some of its intellectual property that may generate royalties if our licenses generate revenues.


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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $1,479,559 for the fiscal year ended December 2006. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $128,825,314 at December 31, 2006. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.
Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2006.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, PRICE RANGE OF COMMON STOCK

The Company's common shares are now listed under the symbol "TRBD.OB" and on the Frankfurt Stock Exchange under the symbol "TUD.F".

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

                               2005                               2006
                      ----------------------------------------------------------
                         HIGH            LOW                HIGH          LOW
                      ----------------------------------------------------------
First Quarter         $   0.031      $   0.002         $   0.018       $   0.01
Second Quarter        $   0.027      $   0.007         $   0.015       $   0.006
Third Quarter         $   0.021      $   0.014         $   0.07        $   0.014
Fourth Quarter        $   0.018      $   0.01          $   0.043       $   0.016

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


-----------------------------------------------------------------------------------------------------------

                                 Number of
                              Securities to be   Weighted-Average
                                Issued Upon         Exercise             Number of Securities Remaining
                                Exercise of         Price of           Available for Future Issuance Under
                                Outstanding       Outstanding         Equity Compensation Plans (Excluding
                                  Options           Options             Securities Reflected in column (a))
-----------------------------------------------------------------------------------------------------------

Plan Category                    (a)                  (b)                          (c)

--------------------------- ------------------ ------------------------------------------------------------

Equity Compensation Plans    3,564,666 Shares      $0.09 per Share           2,122,200 Shares
Approved By Security         of Common Stock       of Common Stock
Holders

--------------------------- ------------------- ----------------------------------------- -----------------

Equity Compensation Plans    88,184,000 Shares    $0.02 per Share          27,197,759 Shares
Not Approved By Security     of Common Stock *    of Common Stock
Holders

--------------------------- ------------------- ----------------------------------------- -----------------


* Represents shares subject to (i) 10,984,000 options under plans prior to 2006 and (ii) includes 77,200,000 warrants that are included in consultant contracts, only 6,494,444 of these warrants vested in 2006.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

                             ---------------------------------------------------

                                           Year Ended December 31
                             ---------------------------------------------------
                                                                    Percentage
                                    2006              2005          (Decrease)
                                    ----              ----          ----------
Total Revenue                     $22,224           $22,224            Nil
Operating Expenses              ($1,337,597)      ($1,833,112)      (27.0 %)
Net Loss From Operations        ($1,315,373)      ($1,810,888)      (27.4 %)
Settlement of Litigation             $0            $2,047,000        (100 %)
Other Income and Expenses        ($164,186)        ($14,784)         (101%)
Net Income/(loss)               ($1,479,559)        $221,328        (768.5%)

NET REVENUE

                     -----------------------------------------------------------

                                         Year Ended December 31
                     -----------------------------------------------------------
                                                                     Percentage
                        2006                     2005                 Increase
                        ----                     ----                 --------
License Fee            $22,224                  $22,224                 Nil

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


OPERATING EXPENSES

The primary components of our operating expenses are outlined in the table below:
                                     -------------------------------------------

                                                Year Ended December 31
                                     -------------------------------------------
                                                                 Percentage
                                       2006         2005     Increase (Decrease)
                                       ----         ----     -------------------
Selling, General and
Administrative Expenses              $828,166     $671,389         23.4%
Research and Development Expenses    $252,478     $371,485        (32.04%)
Litigation Expenses                  $255,181     $778,842        (67.24%)

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


COMPENSATION EXPENSE
For 2006, our stock based compensation for consultants and employees decreased to $172,363 from $205,006 for 2005, representing a decrease of $32,643 or approximately 15.92%. During 2006, warrants to purchase 77,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. Of these warrants, 6,494,444 were vested and reflected as an expense in 2006 compared to options to purchase 1,300,000 shares granted in 2005. As a result, we recognized $172,363 of non-employee compensation expense during the year ended December 31, 2006 compared to $63,254 during the year ended December 31, 2005. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.
Prior to January 1, 2005 we recognized compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123.

OTHER INCOME (EXPENSE)


                                                 ----------------------------------------------

                                                            Year Ended December 31
                                                 ----------------------------------------------
                                                                                   Percentage
                                                    2006          2005              Increase
                                                                                   (Decrease)
                                                 ----------------------------------------------
Settlement of litigation                               --      $ 2,047,000           (100%)
Interest Expense                                ($   26,122)   ($    3,093)           745%
Amortization of Discount on Convertible Notes   ($  328,041)          --              100%
Debt Conversion Expense                         ($  345,357)          --              100%
Provision for income tax                             (2,400)          --              100%
Gain (loss) on sale of assets                          --      ($   13,527)          (100%)
Interest income                                        --      $     1,836           (100%)
Gain on Extinguishment of debt                  $   537,734           --              100%

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved this is represented as a gain on extinguishment of accounts payable.

The Company issued $660,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $345,357 of debt conversion expense and an increase in additional paid in capital for the year ended December 31, 2006 relating to note holders who converted during the year.

In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $358,477. In relation to the inducement to convert, an additional beneficial conversion feature of $128,042 has been recognized. These were recorded as decreases in loans payable and increases in additional paid in capital.

For the year ended December 31, 2006, the Company recognized $328,041 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of December 31, 2006, the remaining balance of the beneficial conversion feature was $158,478.


NET INCOME / LOSS

Our net income for the year ended December 31, 2006 decreased to a net loss of ($1,479,559) from net income of $221,328 for the year ended December 31, 2005, representing a decrease of $1,700,887 or 768.5%. The net income in 2005 resulted from the settlement of litigation of $2,047,000. Since we had no other significant revenue and we had the financing expenses as explained in "Other Income (Expense)" above in 2006 we incurred a loss.

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



FINANCIAL CONDITION

At the end of 2004 we had no cash reserves and by early 2005 we were compelled to suspend operations. Subsequent to September 2005 we received additional funds from private offerings. We will require additional financing if we are to continue as a going concern and to finance our business operations.



CASH AND WORKING CAPITAL

                                ------------------------------------------------
                                                                   Percentage
                                At December 31,   At December 31,   Increase /
                                     2006             2005          (Decrease)
                                ------------------------------------------------
  rrent Assets                     $    15,417     $   101,210        (85%)
Current Liabilities                ($7,972,868)    ($7,818,074)         2%
                                   -----------     -----------     -----------
Working Capital Deficit            ($7,957,451)    ($7,716,864)         3%
                                   ===========     ===========     ===========

The increase to our working capital deficit was primarily attributable to decrease in cash and an increase in our current liabilities.

LIABILITIES

                                      ----------------------------------------------------------
                                      At December 31,      At December 31,      Percentage
                                          2006                  2005        Increase/ (Decrease)
                                     -----------------------------------------------------------
Provisions for Lawsuit Settlements      $4,675,137         $4,385,105                 7%
Accounts Payable                        $2,302,417         $2,491,259                (8%)
Accrued Liabilities                       $444,193           $476,048                (7%)
Short-Term Loans                          $511,121           $465,662                10%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt. Without this settlement accounts payable would have increased due to a lack of funds to pay creditors. Short-term loans increased in connection with our note financing to generate cash. Short-term loans are net of discounts of $158,478 and warrant allocation of $102,185.

The Company issued $660,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock.

In addition, the Company issued to the holders of convertible notes warrants to purchase 13,200,000 shares of the Company's common stock. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance.

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

CASH FLOWS

                                                      -------------------------
                                                            At December 31,
                                                      -------------------------
                                                             2006         2005
                                                             ----         ----
Net Cash provided by (used in) Operating Activities    ($564,793)   ($419,773)
Net Cash provided by Investing Activities                       -      $17,770
Net Cash provided by (used in) Financing Activities      $479,000     $500,926
                                                      ------------ ------------
Net Increase (Decrease) in Cash During Period           ($85,793)      $98,923
                                                      ============ ============


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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $128,825,314 at December 31, 2006, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we may be required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.



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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of March 15, 2007 are as follows:
----------------------------- --------------------------------------------------
 NAME                          AGE
----------------------------- --------------------------------------------------
 Jason Meyers                  39         Director and Chairman
----------------------------- ---------- ---------------------------------------
 Albert F. Case, Jr.           52         President and Chief Executive Officer
----------------------------- ---------- ---------------------------------------

----------------------------- ----------- --------------------------------------
Debi Kokinos                  54          Chief Financial Officer and Secretary
----------------------------- ----------- --------------------------------------

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

ITEM 10.          EXECUTIVE COMPENSATION.


The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2006 and 2005:

-----------------------------------------------------------------------------------------------------
                                                                 Option/
Name and principal                                  Stock        Warrant      All Other
position                    Year       Salary       Awards       Awards     Compensation     Total
-----------------------------------------------------------------------------------------------------
Albert F. Case, Jr.,        2006      $96,000         -0-       $42,772         -0-         $138,772
President (Principal                                              (3)
Executive Officer)          2005      $96,000       $65,000       -0-                       $161,000
                                        (1)           (2)
-----------------------------------------------------------------------------------------------------
Jason Meyers                2006      $120,000        -0-       $71,284         -0-         $ 191,284
                                                                  (4)
                            2005      $ 96,000     $5,014,990                   -0-        $5,110,990
                                                      (5)         -0-

-----------------------------------------------------------------------------------------------------
Debi Kokinos,               2006      $77,520         -0-       $21,385         -0-          $98,905
Chief Financial Officer
                            2005      $77,520         -0-       $11,813         -0-          $89,333

-----------------------------------------------------------------------------------------------------


     (1) Represents amounts paid to a corporation affiliated with Mr. Case for providing the services of Mr. Case who became President and chief executive officer in September 2005.

     (2) Represents amounts accrued for financial reporting purposes in 2005 for the issuance of 1,300,000 shares.

     (3) Represents amounts accrued for financial reporting purposes in 2006 for the issuance of warrants to purchase 1,600,002 shares

     (4) Represents amounts accrued for financial reporting purposes in 2006 for the issuance of options to purchase 2,666,664 shares

     (5) Represents $5,014,990 for 100,299,791 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party and beneficial ownership.

     (6) Represents amounts accrued for financial reporting purposes in 2006 for the issuance of warrants to purchase 800,001 shares

     (7) Represents amounts accrued for financial reporting purposes in 2005 for the issuance of options to purchase 500,000 shares

COMPENSATION ARRANGEMENTS


On April 1, 2006 we entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC, which is obligated to provide the services of Albert Case to the Company. Albert F. Case, Jr. is our chief executive officer. The Agreement is for a three year term. The Company may terminate the Agreement and convert the Agreement to an employment agreement with Mr. Case. As compensation for Consultant's services, the Company is obligated to pay Consultant a cash fee of not less than $96,000 per annum. As additional consideration Consultant received seven year Warrants (the "Warrants") to purchase 19,200,000 of shares of the common stock of the Company (the "Shares") at an exercise price of $0.0117 per share. Such warrants shall "vest" and may be exercised as follows:

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

OPTION
INFORMATION

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:

                                                                                               Equity
                                                                                               Incentive
                                                                                Equity         Plan
                                                                                Incentive      Awards:
                                                                                Plan           Market or
                                                                                Awards:        Payout
                                                                                Number of      Value of
                                      Equity                                    Unearned       Unearned
                                      Incentive                                 Shares,        Shares,
                                      Plan Awards:                              Units          Units
                       Number of      Number of                                 or Other       or Other
                       Securities     Securities                                Rights         Rights
                       Underlying     Underlying     Options                    That           That
                       Unexercised    Unexercised    Exercise    Options        Have Not       Have Not
                       Options (#)    Unearned       Price       Expiration     Vested         Vested
Name                   Exercisable    Options (#)    ($)         Date           (#)            (#)
(a)                    (b)            (d)            (e)         (f)            (i)            (j)
---------------------------------------------------------------------------------------------------------
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

----------------------------- ------------------------ -------------------------

                              Amount and Nature
Name and Address                of Beneficial             Percentage of
of Beneficial Owner               Ownership               Common Stock
----------------------------- -------------------- -----------------------------

Jason Meyers  (1) (2)             104,447, 935                 29.2%
----------------------------- -------------------- -----------------------------

Aspatuck Holdings Ltd.(1)         100,299,791                 28.37%
----------------------------- -------------------- -----------------------------

Albert F. Case, Jr. (3)            3,788,892                   1.06%
----------------------------- -------------------- -----------------------------

Debi Kokinos  (4)                  2,144,446                   0.60%
----------------------------- -------------------- -----------------------------

All Officers and Directors
as a Group (3 persons)           110,381,273                   30.47%

----------------------------- -------------------- -----------------------------

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

The Company is the beneficiary of the Consulting Agreement dated as of September 1, 2005, between Nevada and Stamford Research LLC, to provide the services of Albert Case who is now the Company's chief executive officer. As compensation for Consultant's services hereunder, the Company is to pay Consultant a total of $33,000 payable; $20,000 cash and $13,000 which was paid by the issuance of 1,300,000 shares of the Company's Common Stock based upon market at the time of the merger. The agreement is for a term of 90 days after the merger.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

--------------------------------------------------------------------------------


EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
3.1     Restated Articles of Incorporation of Registrant.(1)
3.2     Amended Bylaws of the Registrant.(1)
3.3 Certificate of Amendment to Articles of Incorporation, as filed by the Registrant with the Nevada Secretary of State.(7)
4.1 Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State.(1)
4.2 Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State.(2)
4.3 Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State.(4)
4.4 Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)
4.5     Agreement and Plan of Merger (9)
10.1 Sub-Lease between Turbodyne Systems, Inc. and John E. King and Carole D. King dated July 1, 2001.(3)
10.2 Exclusive License Agreement between the Registrant, Turbodyne Systems, Inc. and David St. James dated October 15, 2001.(3)
10.3 Licensing and Joint Development Agreement Between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd.(1)
10.4 Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Leon E. Nowek and L.N. Family Holdings Inc.(4)
10.5 Settlement Agreement dated January 29, 2003 between the Registrant, Turbodyne Systems Inc., Edward M. Halimi and March Technologies Inc.(4)
10.6 Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc. (5)
10.7 Employment Agreement dated effective February 1, 2004 between the Registrant and Marsha Chandler. (6)
10.8 Employment Agreement dated effective February 1, 2004 between the Registrant and Andrew Martyn-Smith. (6)
10.9 Employment Agreement dated effective February 1, 2004 between the Registrant and David T. Willett. (6)
10.10   2004 Stock Incentive Plan. (6)
10.11 Consulting Agreement dated October 4, 2004 between the Registrant and Marsha Chandler. (8)
10.12 Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer. (8)
10.13 Settlement and Release Agreement dated September 14, 2004 between the Registrant and John King. (8)
10.14   2005 Stock Incentive Plan
10.15 Consulting Agreement dated April 1, 2006 between the Registrant and Albert F. Case, Jr. (10)
14.1    Code of Ethics. (5)
21.1    List of Subsidiaries. (5)
23.2    Consent of Vasquez & Company, LLP
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     (1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
     (2) Filed with as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
     (3) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
     (4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
     (5) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
     (6) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
     (7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.
     (8) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30,2004
     (9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC October 2005
     (10) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

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

------------------------- ------------------------------ -----------------------

                                    YEAR ENDED                   YEAR ENDED
                                 DECEMBER 31, 2006           DECEMBER 31, 2005

------------------------- ------------------------------ -----------------------
    Audit Related Fees               $108,000                     $89,000
------------------------- ------------------------------ -----------------------
    Tax Fees                         $ 21,000                     $ 7,000
------------------------- ------------------------------ -----------------------
    All Other Fees                       -                           -
------------------------- ------------------------------ -----------------------
    Total                            $129,000                     $96,000
------------------------- ------------------------------ -----------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment no.2 to this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Turbodyne Technologies, Inc.

Dated:   June 4, 2007                        BY: /S/ ALBERT F. CASE, JR.
                                             ---------------------------
                                             Albert F. Case, Jr,
                                             Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       TITLE                               DATE
                                -----                               ----

/s/ Albert F. Case, Jr          Chief Executive Officer,            June 4, 2007
________________________        Director
Albert F. Case, Jr


/s/ Debi Kokinos                Chief Financial Officer             June 4, 2007
_________________________       and Chief Accounting Officer
Debi Kokinos

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $128,825,314 and a total capital deficit of $8,276,192 at December 31, 2006. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ VASQUEZ & COMPANY
---------------------
Los Angeles, California
March 30, 2007
(except for Note 2, as to which the date is May 25, 2007)


=========================================================================================================

                                                            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                              CONSOLIDATED BALANCE SHEETS
DECEMBER 31                                                                  2006                 2005
---------------------------------------------------------------------------------------------------------

  ASSETS                                                                 (AS RESTATED)

  CURRENT
       Cash                                                            $        14,745    $       100,538
       Prepaid expenses and other current assets                                   672                672
                                                                       ---------------    ---------------
              TOTAL CURRENT ASSETS                                              15,417            101,210

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                               537              2,309
                                                                       ---------------    ---------------

TOTAL ASSETS                                                           $        15,954    $       103,519
=========================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
       Accounts payable (Notes 4 and 7(a))                             $     2,302,417    $     2,491,259
       Accrued liabilities                                                     444,193            476,048
       Provision for lawsuit settlements (Notes 7, 11, 12 and 13)            4,675,137          4,385,105
       Loans payable (Notes 5, 9(g))                                           551,121            465,662
                                                                       ---------------    ---------------

              TOTAL CURRENT LIABILITIES                                      7,972,868          7,818,074

DEFERRED LICENSING FEE                                                         319,278            341,502
                                                                       ---------------    ---------------

              TOTAL LIABILITIES                                              8,292,146          8,159,576
                                                                       ---------------    ---------------

CAPITAL DEFICIT
       Share Capital (Note 9)
           Authorized
                    1,000,000 preferred shares, par value $0.001
                    1,000,000,000 (150,000 - 2003) common
                    shares, par value $0.001
           Issued
                  12,675 preferred shares in 2006 (2005 - 12,675)                   12                 12
                  345,316,577 common shares in 2006 (2005-320,416,577)         345,317            320,417
       Treasury stock, at cost (1,778,580 shares)                           (1,963,612)        (1,907,612)

       Additional paid-in capital                                          122,132,286        120,841,762
       Other comprehensive income -
           Foreign exchange translation gain                                    35,119             35,119
       Accumulated deficit                                                (128,825,314)      (127,345,755)
                                                                       ---------------    ---------------

              TOTAL CAPITAL DEFICIT                                         (8,276,192)        (8,056,057)
                                                                       ---------------    ---------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                  $        15,954    $       103,519
=========================================================================================================





      The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



======================================================================================================

                                                         TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31                                            2006              2005
------------------------------------------------------------------------------------------------------


                                                                         AS RESTATED)
                                                                        ------------------------------

LICENSING FEES                                                          $      22,224    $      22,224
                                                                        ------------------------------

EXPENSES
       Selling, general and administrative (Notes 7, 8 and 9)                 828,166          671,389
       Research and developments costs (Notes 7 and 8)                        252,478          371,485
       Litigation expense (Notes 7, 11, 12, 13 and 14)                        255,181          778,842
       Depreciation and amortization                                            1,772           11,396
                                                                        ------------------------------

           TOTAL EXPENSES                                                   1,337,597        1,833,112
                                                                        ------------------------------

LOSS FROM OPERATIONS                                                       (1,315,373)      (1,810,888)

OTHER INCOME (EXPENSE)
       Settlement of litigation (Notes 7,12)                                     --          2,047,000
       Interest expense                                                       (26,122)          (3,093)
       Amortization of convertible note discount                             (328,041)            --
       Debt conversion expense                                               (345,357)            --
       Provision for income tax                                                (2,400)            --
       Interest Income                                                           --              1,836
       Gain (loss) on sale of assets                                             --            (13,527)
       Debt relief                                                            537,734             --
                                                                        ------------------------------

NET INCOME (LOSS) FOR THE PERIOD                                        $  (1,479,559)   $     221,328
======================================================================================================

INCOME (LOSS) PER COMMON SHARE - BASIC                                  $        0.00    $        0.00
======================================================================================================

INCOME (LOSS) PER COMMON SHARE - DILUTED                                $        0.00    $        0.00
======================================================================================================

WEIGHTED AVERAGE SHARES USED FOR BASIC INCOME (LOSS) PER SHARE            325,726,440      214,891,125
======================================================================================================

WEIGHTED AVERAGE SHARES USED FOR DILUTED INCOME (LOSS) PER SHARE          325,726,440      248,917,733
======================================================================================================





      The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements


==============================================================================================================================

                                                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT


                                        Preferred Stock                 Common Stock                     Treasury Stock
                                   -------------------------    ----------------------------        --------------------------
                                    Shares        Amount           Shares          Amount            Shares         Amount
                                   -------------------------------------------------------------------------------------------
Balance,
January 1, 2005                     52,175    $          52      160,157,955   $     160,158         378,580   $  (1,907,612)

Exercise of stock
options (Note 9(e))                   --               --         10,816,400          10,816            --              --

Issuance of stock
for services
(Note 9(c))                           --               --          5,000,000           5,000            --              --


Issuance of stock options
to non-employees for
services (Note 7)                     --               --               --              --              --              --

Issuance of stock options
to employees (Note 8)                 --               --               --              --              --              --

Conversion of preferred
Series X shares
(Note 9(e),(f))                    (39,500)             (40)       3,950,000           3,950            --              --

Merger Share accrual
(Note 9(b),(e))                       --               --        140,492,222         140,493            --              --

Net income for
the period                            --               --               --              --              --              --
                             -------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2005                   12,675    $          12      320,416,577   $     320,417         378,580   $  (1,907,612)

Exercise of warrants                  --               --         11,900,000          11,900            --              --

Issuance of stock
for services                          --               --          5,000,000           5,000            --              --

Conversion of
note payable                          --               --          8,000,000           8,000            --              --

Shares returned from
lawsuit settlement                    --               --               --              --         1,400,000         (56,000)

Issuance of warrants to
consultants                           --               --               --              --              --              --

Issuance of warrants with
convertible notes (Note 2)            --               --               --              --              --              --

Beneficial conversion
features of notes
(Note 2)                              --               --               --              --              --              --

Inducement to convert
notes payable (Note 2)                --               --               --              --              --              --

Inducement to
exercise warrants
(Note 2)                              --               --               --              --              --              --

Net loss for
the period                            --               --               --              --              --              --
                             -------------------------------------------------------------------------------------------------
Balance,
December 31, 2006
(as restated)                       12,675    $          12      345,316,577   $     345,317       1,778,580   $  (1,963,612)
                             =================================================================================================


                             Additional            Other
                                Paid-in    Comprehensive      Accumulated         Capital
                                Capital           Income          Deficit         Deficit
                             ---------------------------------------------------------------
Balance,
January 1, 2005              $ 120,544,963    $      35,119   $(127,567,083)   $  (8,734,403)

Exercise of stock
options (Note 9(e))                178,196             --              --            189,012

Issuance of stock
for services
(Note 9(c))                         45,000             --              --             50,000

Issuance of stock options
to non-employees for
services (Note 7)                   63,254             --              --             63,254

Issuance of stock options
to employees (Note 8)              141,752             --              --            141,752

Conversion of preferred
Series X shares
(Note 9(e),(f))                     (3,910)            --              --               --

Merger Share accrual
(Note 9(b),(e))                   (127,493)            --              --             13,000

Net income for
the period                            --               --           221,328          221,328
                             ---------------------------------------------------------------
BALANCE,
DECEMBER 31, 2005            $ 120,841,762    $      35,119   $(127,345,755)   $  (8,056,057)

Exercise of warrants               107,100             --              --            119,000

Issuance of stock
for services                        45,000             --              --             50,000

Conversion of
note payable                        32,000             --              --             40,000

Shares returned from
lawsuit settlement                    --               --              --            (56,000)

Issuance of warrants to
consultants                        172,363             --              --            172,363

Issuance of warrants with
convertible notes (Note 2)         102,185             --              --            102,185

Beneficial conversion
features of notes
(Note 2)                           486,519             --              --            486,519

Inducement to convert
notes payable (Note 2)             166,857             --              --            166,857

Inducement to
exercise warrants
(Note 2)                           178,500             --              --            178,500

Net loss for
the period                            --               --        (1,479,559)      (1,479,559)
                             ---------------------------------------------------------------
Balance,
December 31, 2006
(as restated)                $ 122,132,286    $      35,119   $(128,825,314)   $  (8,276,192)
                             ===============================================================







      The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



====================================================================================================
                                                       TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                               2006           2005
----------------------------------------------------------------------------------------------------
                                                                          (AS RESTATED)

OPERATING ACTIVITIES
       Net income                                                         $(1,479,559)   $   221,328
       Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
           Amortization of deferred licensing fees                            (22,224)       (22,224)
           Depreciation and amortization                                        1,772         11,396
           Amortization of convertible note discount (Note 2)                 328,041           --
           Debt conversion expense (Note 2)                                   345,357           --
           Gain on settlement of debt                                        (537,734)          --
           Loss (gain) on sale of asset                                          --           13,527
           Stock option compensation (Note 8)                                    --          205,006
           Stock issued for services (Note 9 (c))                              50,000         50,000
           Warrant compensation                                               172,363           --
           Stock received against litigation expense                          (56,000)          --
       Increase (decrease) in operating assets
           Prepaid expenses and other current assets                             --          289,383
       Increase (decrease) in operating liabilities
           Accounts payable                                                   348,892        247,729
           Accrued liabilities and provision for lawsuit settlements          284,299     (1,435,918)
                                                                          --------------------------
                Net cash provided by (used in) operating activities          (564,793)      (419,773)
                                                                          --------------------------
INVESTING ACTIVITIES
       Purchase of property and equipment                                        --             --
       Sale of capital assets                                                    --           17,770
                                                                          --------------------------
                    Net cash provided by (used in) investing activities          --           17,770
                                                                          --------------------------
FINANCING ACTIVITIES
       Proceeds from loans payable                                            360,000        298,914
       Accrual for merger                                                        --           13,000
       Proceeds from exercise of stock options and warrants                   119,000        189,012
                                                                          --------------------------
                Net cash provided by (used in) financing activities           479,000        500,926
                                                                          --------------------------

NET INCREASE (DECREASE) IN CASH                                               (85,793)        98,923

CASH, beginning of year                                                       100,538          1,615
                                                                          --------------------------

CASH, end of year                                                         $    14,745    $   100,538
====================================================================================================


SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION

       Issuance of stock for merger consideration                         $      --      $    13,000

       Beneficial conversion feature of convertible debt                      486,519           --
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

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $128,825,314 at December 31, 2006 and a total capital deficit of $8,276,192 at December 31, 2006. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     EARNINGS (LOSS) PER SHARE - CONTINUED

     For the year ended December 31, 2006, 12,675 preferred shares convertible into 1,267,500 shares of common stock, options and warrants to purchase 18,022,000 and 9,894,444 shares of common stock, convertible notes to purchase 126,296,339 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 325,726,440 were included in the denominator for 2006 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

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

     RESEARCH AND DEVELOPMENT

     Research and development costs related to present and future products are charged to operations in the year incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we ill recognize the sales proceeds as revenue.


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

     LEGAL FEES

     The Company expenses legal fees in connection with litigation as curred.

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

     The following is a summary of the restatements for the year ended December 31, 2006:

     Unrecorded debt conversion expense                   $   (166,857)
     Unrecorded inducement expense for the
       exercise of warrants                                   (178,500)
     Unrecorded amortization of beneficial
       conversion feature of convertible debt                 (293,733)
     Unrecorded amortization of additional beneficial
       conversion feature arising from modification
       of conversion terms
                                                               (34,308)
                                                          ------------
                                                          $   (673,398)
                                                          ============

     The effect on the Company's previously issued 2006 financial statements is summarized as follows:

                                                       AS
                                                   PREVIOUSLY          INCREASE
     BALANCE SHEET DATA                             REPORTED          (DECREASE)       RESTATED
                                                  -------------    --------------   -------------

     TOTAL ASSETS                                 $      15,954    $        --      $      15,954

     Loans payable                                      811,784         (260,663)         551,121
     Total Current Liabilities                        8,233,531         (260,663)       7,972,868
     TOTAL LIABILITIES                                8,552,809         (260,663)       8,292,146

     Additional paid in capital                     121,198,225          934,061      122,132,286
     TOTAL STOCKHOLDER'S DEFICIT                     (8,536,855)        (260,663)      (8,276,192)


     STATEMENT OF OPERATIONS DATA
     Amortization of convertible notes discount            --            328,041         328,041
     Debt conversion expense                               --            345,357          345,357

     NET LOSS                                     $    (806,161)   $    (673,398)   $  (1,479,559)

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


3    PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is summarized as follows:

                                                  2006            2005
                                               -------------------------
     Machinery and equipment                   $   46,193      $  46,193
     Less: accumulated depreciation                45,656         43,884
                                               -------------------------
     Net property and equipment                $      537      $   2,309
                                               =========================


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

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


5.   LOANS PAYABLE
                                                      2006              2005
                                                   --------------------------
     Unsecured, non-interest bearing
     loan payable, due on demand from
     stockholders and other parties                $ 148,600       $  148,600

     Note payable, 5% per annum, due
     June 15, 2007                                    15,000            --

     Convertible notes payable net of
     unamortized discount of $158,478
     and warrant valuation of $102,185 **            387,521          317,062
                                                   --------------------------
     Total Loans Payable                           $ 551,121       $  465,662
                                                   ==========================

     ** The Company issued $660,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $345,357 of debt conversion expense and an increase in additional paid in capital for the year ended December 31, 2006 relating to note holders who converted during the year.

     At the dates of issuance, the Company issued to the holders of convertible notes five-year warrants to purchase 13,200,000 shares of the Company's common stock at $0.025 per share. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 13,200,000 warrants is $164,944. Assumptions used to value the warrants ranged between: 1.46% and 1.55% for expected volatility; 4.36% and 5.02% for risk-free interest rate and an expected life of 5 years. The amount allocated to the warrants amounts to $102,185 and has been recognized as a decrease in loans payable and an increase in additional paid in capital. As of December 31, 2006, 11,900,000 of the warrants have been exercised.

     In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $358,477. In relation to the inducement to convert, an additional beneficial conversion feature of $128,042 has been recognized. These were recorded as decreases in loans payable and increases in additional paid in capital.

     For the year ended December 31, 2006, the Company recognized $328,041 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of December 31, 2006, the remaining balance of the beneficial conversion feature was $158,478.

--------------------------------------------------------------------------------

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


6.   INCOME TAXES

     Income tax expense is comprised of the following for the years ended December 31, 2006 and 2005:

                                                      2006         2005
                                                   ------------------------

     Current
          State                                    $   7,200      $   --
                                                   ========================

     Total income tax expense for the years ended December 31, 2006 and 2005 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

                                                      2006          2005
                                                   ------------------------

     Computed "expected" income tax benefit        $    --        $   --
     Non-deductible stock option compensation        172,363       205,006
     Non-deductible expenses                        (719,758)     1,459,369
     Non-deductible stock for services                50,000         50,000
     Change in valuation allowance                   497,395     (1,714,375)
                                                   ------------------------

                                                   $    --        $   --
                                                   ========================

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

                                                      2006          2005
                                                   ------------------------

     Accrued liabilities                           $ 177,677     $  190,419
     Reserve for lawsuit settlements               1,870,055      1,754,042
     Alternative minimum tax credit                   55,000         55,000
     Net operating loss carryover                 26,984,770     26,590,646
                                                 --------------------------

     Gross deferred tax assets                    29,087,502     28,590,107
        Less valuation allowance                 (29,087,502)   (28,590,107)
                                                 --------------------------
        Deferred tax assets, net of
        valuation allowance                        $    --        $    --
                                                 ==========================

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

     The following summarizes information relating to stock options during 2006 and 2005:

                                                          2006

                            NON-EMPLOYEES          EMPLOYEES & DIRECTORS            TOTAL
                        ----------------------------------------------------------------------------

                                     WEIGHTED                  WEIGHTED      WEIGHTED
                                      AVERAGE                   AVERAGE       AVERAGE
                                     EXERCISE                  EXERCISE      EXERCISE
                         OPTIONS      PRICE       OPTIONS       PRICE        OPTIONS      PRICE
                        ----------------------------------------------------------------------------
Outstanding at
  beginning of year     2,505,000    $   0.08    16,033,300    $   0.06    18,538,300    $   0.06
Expired                  (380,000)   $   0.07      (136,300)   $   0.04      (516,300)   $   0.06
                        ---------                ----------                ----------
Options outstanding
  and exercisable
  at end of year        2,125,000    $   0.08    15,897,000    $   0.06    18,022,000    $   0.06
                        =========                ==========                ==========

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


8.   STOCK OPTIONS - CONTINUED

                                                                                    2005

                                            NON-EMPLOYEES              EMPLOYEES                     TOTAL
                                       ---------------------------------------------------------------------------
                                                     WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                   AVERAGE
                                                     EXERCISE                  EXERCISE                   EXERCISE
                                        OPTIONS        PRICE      OPTIONS       PRICE       OPTIONS        PRICE
                                       ---------------------------------------------------------------------------
   Outstanding at beginning of year     4,651,666    $   0.11    10,277,000    $   0.11    14,928,666    $   0.11
   Granted                              1,300,000    $   0.02    18,700,000    $   0.02    20,000,000    $   0.02
   Exercised                           (1,300,000)   $   0.02    (9,516,400)   $   0.02   (10,816,400)   $   0.02
   Expired                             (2,146,666)       0.17    (3,427,300)   $   0.09    (5,573,966)   $   0.12
                                       ----------                ----------               -----------
   Options outstanding and
   exercisable at end of  year          2,505,000    $   0.08    16,033,300    $   0.06    18,538,300    $   0.06
                                       ==========                ==========                ==========
   Weighted average fair value of
    options granted during the year                  $   0.02                  $   0.02                  $   0.01



     At December 31, 2006, the following is a summary of stock options outstanding:

                                              Weighted Average     Weighted
                                                     Remaining      Average
                                                   Contractual     Exercise
     Exercise Price              Number           Life (Years)        Price
     ----------------------------------------------------------------------
              $0.02           7,000,000                   3.08        $0.01
      $0.04 - $0.07           1,450,000                   5.09         0.04
      $0.09 - $0.10           9,572,000                   6.86         0.10
                            -----------------------------------------------

                             18,022,000                   5.25        $0.06
                            ===============================================




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

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


8.   STOCK OPTIONS - CONTINUED

     ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES - CONTINUED

     The per share weighted average fair value of stock options expensed for the year ended December 31, 2005 was $0.01, $0.02 and $0.04 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 141%, 159% and 163%; risk-free interest rate of 2.89% and 3.75% and expected life of 1 year and 5 years.

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

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


9.   SHARE CAPITAL - CONTINUED

     h) Stock Purchase Warrants - continued


        Details of share purchase warrants issued and expired are as follows:

                                                                          2005

                                           INVESTORS         EMPLOYEES & CONSULTANTS           TOTAL
                                  ------------------------------------------------------------------------------
                                                 WEIGHTED                   WEIGHTED                  WEIGHTED
                                                  AVERAGE                    AVERAGE                   AVERAGE
                                                 EXERCISE                   EXERCISE                  EXERCISE
                                      WARRANTS      PRICE      WARRANTS        PRICE       WARRANTS      PRICE
                                  ------------------------------------------------------------------------------
Outstanding at beginning of year    11,573,510    $   0.09          --        $--         11,573,510    $   0.09
Granted                              6,900,000    $   0.01     6,494,444      $   0.01    13,394,444    $   0.01
Exercised                          (11,900,000)   $   0.01          --        $   0.00   (11,900,000)   $   0.01
Expired                             (3,173,510)   $   0.21          --        $   0.00    (3,173,510)   $   0.21
                                   -----------                 ----------                -----------
Warrants outstanding and
exercisable at end of  year          3,400,000    $   0.07     6,494,444      $   0.01     9,894,444    $   0.03
                                   ===========                 =========                 ===========
Weighted average fair value of
warrants granted during the year                  $   0.02                    $   0.02                  $   0.01
                                   ===============================================================================



        At December 31, 2006, the following is a summary of share purchase warrants outstanding and exercisable:

                                                      Weighted-
                                                        Average        Weighted
                                                      Remaining         Average
                                                    Contractual        Exercise
     Exercise Price                Number          Life (Years)           Price
     ---------------------------------------------------------------------------
         $0.01                  6,216,668                  6.67           $0.01
          0.025                 1,577,776                  0.21            0.03
      0.10 - 0.12               2,100,000                  0.01            0.11
                               -------------------------------------------------
                                9,894,444                  5.29           $0.03
                               ==========

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

DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS

     The Company previously leased its premises from related parties (Note
     7(a)).

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


11.  PACIFIC BAJA BANKRUPTCY - CONTINUED

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