Form 10QSB/A
period 2007-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2007-06-05
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

                                (AMENDMENT NO. 1)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period ______________ to ______________

      Commission File Number 000-21391

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                         95-4699061
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

36 E. BARNETT STREET, VENTURA, CALIFORNIA                     93001
-----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:           (805) 201-3133

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

                          TURBODYNE TECHNOLOGIES, INC.
                             INDEX TO FORM 10-QSB/A
                                 MARCH 31, 2007

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 2007 and
              December 31, 2006                                              6

          Consolidated Statements of Operations for the three month
              periods ended March 31, 2007 and March 31, 2006                7

          Consolidated Statements of Cash Flows for the three month
              periods ended March 31, 2007 and March 31, 2006                8

          Notes to the Consolidated Financial Statements                     9

Item 2.   Management's Discussion and Analysis or Plan of Operations         21

Item 3a.  Controls and Procedures                                            31

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        32

Item 6.   Exhibits                                                           32

SIGNATURES                                                                   33

                                EXPLANATORY NOTE

Turbodyne Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 (the March 31, 2007 10-QSB), which was originally filed on May 15, 2007. This Amendment No. 1 is being filed to restate the Company's financial statements for the three months ended March 31, 2007 since the liabilities were overstated, expenses and net loss were understated and additional paid in capital was understated.

The Company is restating its previously issued consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt, unrecorded debt conversion expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion and warrants exercise.

During the quarter ended March 31, 2007, the Company issued $325,000 convertible notes. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock. On February 22, 2007 the Board of Directors changed the per share conversion price from $0.005 to $0.02 for new lenders. Therefore, $50,000 is at a conversion price per share equal to $0.005 and $275,000 is at $0.02.

In addition, the Company issued, to the holders of convertible notes, warrants to purchase 6,500,000 shares of the Company's common stock. The warrants have $0.025 exercise price and expire five years from date of issuance. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 6,500,000 warrants is $290,049. Assumptions used to value the warrants: expected volatility of 155%; risk-free interest rate of 4.46%, 4.57%, and 4.69% and an expected life of 5 years. The amount allocated to the warrants amounts to $104,413 and has been recognized as a decrease in loans payable and an increase in additional paid in capital.

This Amendment No. 1 does not reflect events occurring after the original filing of the Company's March 31 2007 10-Q, and does not update or modify the disclosures therein in any way other than as required to reflect the amendment described above.

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (EXPRESSED IN US DOLLARS)

                                                                  MARCH 31      DECEMBER 31
                                                                      2007             2006
-------------------------------------------------------------------------------------------
ASSETS                                                          (UNAUDITED     (AS RESTATED)
                                                              AND RESTATED)
CURRENT
   Cash                                                      $      89,559    $      14,745
   Prepaid expenses and other current assets                           672              672
                                                             ------------------------------
        TOTAL CURRENT ASSETS                                        90,231           15,417
PROPERTY AND EQUIPMENT, net                                             --              537
                                                             ------------------------------
TOTAL ASSETS                                                 $      90,231    $      15,954
===========================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable                                          $   2,152,157    $   2,302,417
   Accrued liabilities                                             419,793          444,193
   Provision for lawsuit settlements (Note 5)                    4,754,896        4,675,137
   Loans payable (Note 4)                                          616,884          551,121
                                                             ------------------------------
        TOTAL CURRENT LIABILITIES                                7,943,730        7,972,868
DEFERRED LICENSING FEE                                             313,722          319,278
                                                             ------------------------------
        TOTAL LIABILITIES                                        8,257,452        8,292,146
                                                             ------------------------------
STOCKHOLDERS' DEFICIT
   Share Capital (Note 3)
      Authorized
          1,000,000 preferred shares, par value $0.001
          1,000,000,000 common shares, par value $0.001
      Issued
          12,175 preferred shares in 2007 and 2006                      12               12
          357,316,577 common shares in 2007 (2006 -
          345,316,577)                                             357,317          345,317
   Treasury stock, at cost (1,778,580 shares)                   (1,963,612)      (1,963,612)
   Additional paid-in capital                                  123,015,091      122,132,286
   Other comprehensive income -
      Foreign exchange translation gain                             35,119           35,119
   Accumulated deficit                                        (129,611,148)    (128,825,314)
                                                             ------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                             (8,167,221)      (8,276,192)
                                                             ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      90,231    $      15,954
===========================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31                          2007             2006
-----------------------------------------------------------------------------------------
                                                           (AS RESTATED)
-----------------------------------------------------------------------------------------
LICENSING FEES                                             $       5,556    $       5,556
                                                           ------------------------------

EXPENSES
   Selling, general and administrative                           235,040          185,557
   Research and development costs                                 80,941           22,715
   Litigation expense                                             79,759           85,872
   Depreciation and amortization                                     537              491
                                                           ------------------------------
      TOTAL EXPENSES                                             396,277          294,635
                                                           ------------------------------

LOSS FROM OPERATIONS                                            (390,721)        (289,079)

OTHER INCOME (EXPENSE)
  Interest expense                                                (8,990)          (4,297)
  Amortization of discount on convertible notes (Note 4)         (85,773)              --
  Debt conversion expense (Note 4)                              (422,400)              --
  Gain on extinguishment of debt                                 122,050               --
                                                           ------------------------------

NET LOSS                                                   $    (785,834)   $    (293,376)
=========================================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED              $       (0.00)   $       (0.00)
=========================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                  349,272,133      320,416,577
=========================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31                             2007             2006
--------------------------------------------------------------------------------------------
                                                               (AS RESTATED)
OPERATING ACTIVITIES
   Net loss for the period                                    $    (785,834)   $    (293,376)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                        (5,556)          (5,556)
      Depreciation and amortization                                     537              491
      Gain on extinguishment of debt                               (122,050)              --
      Amortization of discount on convertible debt (Note 4)          85,773               --
      Debt conversion expense (Note 4)                              422,400               --
      Warrant compensation  (Note 3)                                 87,405               --
   (Increase) decrease in operating assets
      Prepaid expenses and other current assets                          --               --
   Increase (decrease) in operating liabilities
      Accounts payable                                              (28,210)          37,142
      Accrued liabilities and provision for lawsuit
      settlements                                                    64,349           52,314
                                                              ------------------------------
         Net cash used in operating activities                     (281,186)        (208,985)
                                                              ------------------------------

FINANCING ACTIVITIES
   Notes Payable                                                    356,000          160,000
                                                              ------------------------------
         Net cash provided by financing activities                  356,000          160,000
                                                              ------------------------------

NET INCREASE (DECREASE) IN CASH                                      74,814          (48,985)

CASH, beginning of  period                                           14,745          100,538
                                                              ------------------------------
CASH, end of period                                           $      89,559    $      51,553
============================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION

BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT             $     220,587    $          --
============================================================================================

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

      Going Concern

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $129,611,148 at March 31, 2007 and a total capital deficit of $8,167,221 at March 31, 2007. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

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

MARCH 31, 2007 AND 2006

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

MARCH 31, 2007 AND 2006

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

 2    RESTATEMENT OF FINANCIAL STATEMENTS

      The Company is restating its previously issued consolidated financial statements for the three months ended March 31, 2007 for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization.

      The following is a summary of the restatements for the quarter ended March 31, 2007:

      Unrecorded debt conversion expense                             $ (255,543)
      Overstatement of amortization of beneficial conversion
      feature of convertible debt                                       107,168
                                                                     ----------
                                                                     $ (148,375)
                                                                     ==========

      The effect on the Company's previously issued 2007 financial statements is summarized as follows:

                                   AS PREVIOUSLY      INCREASE
BALANCE SHEET DATA                   REPORTED        (DECREASE)       RESTATED
TOTAL ASSETS                       $     90,231    $         --    $     90,231
Loans payable                           995,094        (378,210)        616,884
Total Current Liabilities             8,321,940        (378,210)      7,943,730
TOTAL LIABILITIES                     8,635,662        (378,210)      8,257,452
Additional paid in capital          121,815,108       1,199,983     123,015,091
TOTAL STOCKHOLDER'S DEFICIT          (8,545,431)        378,210      (8,167,221)

STATEMENT OF OPERATIONS DATA
Interest expense                        201,931        (192,941)          8,990
Amortization of convertible notes            --          85,773          85,773
discount
Debt conversion expense                 166,857         255,543         422,400
NET LOSS                           $   (637,459)   $   (148,375)   $   (785,834)

      PRIOR PERIOD ADJUSTMENT

      The Company is restating its previously issued 2006 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt, unrecorded debt conversion expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion and warrants exercise. The accompanying financial statement information for 2006 has been restated to reflect the corrections and errors noted above.

      The following is a summary of the restatements for the year ended December 31, 2006:

      Unrecorded debt conversion expense                              $(166,857)
      Unrecorded inducement expense for the exercise of warrants       (178,500)
      Unrecorded amortization of beneficial conversion feature of
      convertible debt                                                 (293,733)
      Unrecorded amortization of additional beneficial conversion
      feature arising from modification of conversion terms             (34,308)
                                                                      ---------
                                                                      $(673,398)
                                                                      =========

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

2     RESTATEMENT OF FINANCIAL STATEMENTS - CONTINUED

      The effect on the Company's previously issued 2006 financial statements is summarized as follows:

                                        AS
                                    PREVIOUSLY       INCREASE
BALANCE SHEET DATA                   REPORTED        (DECREASE)       RESTATED
                                    ----------       ----------       --------
TOTAL ASSETS                       $     15,954    $         --    $     15,954

Loans payable                           811,784        (260,663)        551,121
Total Current Liabilities             8,233,531        (260,663)      7,972,868
TOTAL LIABILITIES                     8,552,809        (260,663)      8,292,146
Additional paid in capital          121,198,225         934,061     122,132,286
TOTAL STOCKHOLDER'S DEFICIT          (8,536,855)        260,663      (8,276,192)

STATEMENT OF OPERATIONS DATA

Amortization of convertible notes            --         328,041         328,041
discount

Debt conversion expense                      --         345,357         345,357
NET LOSS                           $   (806,161)   $   (673,398)   $ (1,479,559)

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

            In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

3.    SHARE CAPITAL - CONTINUED

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

            Grant of Stock Options to Non-employees for Services

            During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 2,169,444 were vested and reflected as an expense for the three months ended March 31, 2007.

            During the three months ended March 31, 2007 the Company recorded $87,405 (2006 - $0) of compensation expense relating to stock warrants issued to non-employees for services rendered during the period. There was no such expense recorded during the three months ended March 31, 2006.

            The estimated fair value of warrants issued to non-employees during the three months ended March 31, 2007 was of $0.023, $0.055 and $0.045. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 155% and 153%; risk-free interest rate of 4.57%, 4.45% and 4.70% and an expected life of 7 years.

      d)    Stock Purchase Warrants

            At March 31, 2007 the Company had 18,563,888 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.12 per share with a weighted average exercise price of $0.029 per share and expiration dates between 2007 and 2014. Details of share purchase warrants for the quarter ended March 31, 2007 are as follows:

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

3.    SHARE CAPITAL - CONTINUED

                                                                             2007

                                                INVESTORS           EMPLOYEES & CONSULTANTS           TOTAL
                                          -------------------------------------------------------------------------
                                                      WEIGHTED                   WEIGHTED                  WEIGHTED
                                                       AVERAGE                    AVERAGE                   AVERAGE
                                                      EXERCISE                   EXERCISE                  EXERCISE
                                           WARRANTS      PRICE       WARRANTS       PRICE       WARRANTS      PRICE
                                          -------------------------------------------------------------------------
Outstanding at beginning of period        3,400,000      $0.07      6,494,444       $0.01      9,894,444      $0.03
Granted                                   6,500,000      $0.03      2,169,444       $0.01      8,669,444      $0.02
                                          ---------                 ---------                 ----------
Warrants outstanding and
exercisable at end of  period             9,900,000      $0.04      8,663,888       $0.01     18,563,888      $0.03
                                          =========                 =========                 ==========
Weighted average fair value of
warrants granted during the period                       $0.02                      $0.02                     $0.01
                                          =========================================================================

      At March 31, 2007, the following is a summary of share purchase warrants outstanding and exercisable:

                                               Weighted-
                                                 Average       Weighted
                                               Remaining        Average
                                             Contractual       Exercise
        Exercise Price         Number       Life (Years)          Price
        ---------------------------------------------------------------
             $0.01          8,247,224               6.55          $0.01
         $0.025 - 0.04      8,216,664               6.71           0.03
         $0.10 - 0.12       2,100,000               0.01           0.11
                           --------------------------------------------
                           18,563,888               5.91          $0.03
        ---------------------------------------------------------------

4.    LOANS PAYABLE

                                                         March 31,  December 31,
                                                             2007          2006
                                                        -----------------------
Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties              $ 148,600     $ 148,600

Note payable, 5% per annum, due June 15, 2007              46,879        15,000

Convertible notes payable, net of unamortized discount
of $293,292 ($158,478 - 2006) and warrant valuation of
$206,598 ($102,185 - 2006) **                             421,405       387,521
                                                        -----------------------
Total Loans Payable                                     $ 616,884     $ 551,121
                                                        =======================

      ** During the quarter ended March 31, 2007, the Company issued $325,000 convertible notes. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock. On February 22, 2007 the Board of Directors changed the per share conversion price from $0.005 to $0.02 for new lenders. Therefore, $50,000 is at a conversion price per share equal to $0.005 and $275,000 is at $0.02.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

4.    LOANS PAYABLE - CONTINUED

      In addition, the Company issued, to the holders of convertible notes, warrants to purchase 6,500,000 shares of the Company's common stock. The warrants have $0.025 exercise price and expire five-years from date of issuance. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 6,500,000 warrants to be $290,049. Assumptions used to value the warrants: expected volatility of 155%; risk-free interest rate of 4.46%, 4.57%, and 4.69% and an expected life of 5 years. The amount allocated to the warrants amounts to $104,413 and has been recognized as a decrease in loans payable and an increase in additional paid in capital.

      In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $220,587. This was recorded as a decrease in loans payable and an increase in additional paid in capital. For the quarter ended March 31, 2007, the Company recognized $14,095 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of March 31, 2007, the remaining balance of the beneficial conversion feature was $206,492.

      Prior to 2007, the Company has issued $660,000 convertible notes with detachable warrants. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $422,400 of debt conversion expense and an increase in additional paid in capital for the quarter ended March 31, 2007 relating to note holders who converted during this period.

      The detachable warrants issued were five-year warrants to purchase 13,200,000 shares of the Company's common stock at $0.025 per share. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 13,200,000 warrants is $164,944. Assumptions used to value the warrants ranged between: 1.46% and 1.55% for expected volatility; 4.36% and 5.02% for risk-free interest rate and an expected life of 5 years. The amount allocated to the warrants amounts to $102,185 and has been recognized as a decrease in loans payable and an increase in additional paid in capital. As of March 31, 2007, 11,900,000 of the warrants have been exercised.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2007 AND 2006

4.    LOANS PAYABLE - CONTINUED

      In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes to be $358,477. In relation to the inducement to convert, an additional beneficial conversion feature of $128,042 has been recognized. These were recorded as decreases in loans payable and increases in additional paid in capital. For the quarter ended March 31, 2007, the Company recognized $71,677 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of March 31, 2007, the remaining balance of the beneficial conversion feature was $86,800. Prior period adjustments were recorded to properly recognize convertible debt transactions in 2006 (see note 2).

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

MARCH 31, 2007 AND 2006

5.    COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

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

MARCH 31, 2007 AND 2006

5.    COMMITMENTS AND CONTINGENCIES - CONTINUED

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

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the quarter ended March 31, 2007:

                                               AS
                                           PREVIOUSLY    INCREASE
                                            REPORTED    (DECREASE)    RESTATED
                                            --------    ----------    --------
BALANCE SHEET DATA
Loans payable                              $   995,094  $(378,210)  $   616,884
Additional paid in capital                 121,815,108   1,199,983  123,015,091

STATEMENT OF OPERATIONS DATA

Interest expense                               201,931   (192,941)        8,990
Amortization of convertible notes discount          --      85,773       85,773
Debt conversion expense                        166,857     255,543      422,400
Net loss                                   $  (637,459) $ (148,375) $  (785,834)

PRIOR PERIOD ADJUSTMENT

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

                                               AS
                                           PREVIOUSLY    INCREASE
                                            REPORTED    (DECREASE)    RESTATED
                                            --------    ----------    --------
BALANCE SHEET DATA
Loans payable                              $   811,784  $(260,663)  $   551,121
Additional paid in capital                 121,198,225    934,061   122,132,286

STATEMENT OF OPERATIONS DATA

Amortization of convertible notes discount          --    328,041       328,041
Debt conversion expense                             --    345,357       334,357
Net Loss                                   $  (806,161) $(673,398)  $(1,479,559)

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

Since September 2005 when it took office management has obtained some additional financing and has conducted limited business activity including:

      o     Updating our financial statements and required SEC filings
      o     Assessment of our technology including patents and other rights
      o     Limited development of our Turbopac(TM) and related product line
      o Filing for protection of new intellectual properties related to our products
      o Review and negotiate to settle outstanding litigation and liabilities
      o     Formulating business and marketing plans

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

RESULTS OF OPERATIONS

                                        First Quarter Ended March 31
                                  ----------------------------------------
                                                                Percentage
                                      2007           2006        Increase
                                                                (Decrease)
                                  ------------   ------------   ----------
Total Revenue                        $5,556         $5,556         Nil
Operating Expenses                 ($396,277)     ($294,635)       34%
Net Loss from Operations           ($390,721)     ($289,079)       35%
Other Income (expense), net        ($395,113)      ($4,297)      (9,095%)
                                  ============   ============   ==========
Net Loss                           ($785,834)     ($293,376)      (168%)
                                  ============   ============   ==========

NET REVENUE

                                        First Quarter Ended March 31
                                  ----------------------------------------
                                                                Percentage
                                      2007           2006        Increase
                                  ------------   ------------   ----------
License Fee                          $5,556         $5,556          Nil
                                  ============   ============   ==========

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

OPERATING EXPENSES

Operating expense increased in first quarter 2007 substantially from the comparable quarter in 2006. This was primarily due to resumption of more operations and research and development operations which included the filing of a provisional application with the United States Patent and Trademark Office for a TurboPac related technology.

The primary components of our operating expenses are outlined in the table below:

                                                     First Quarter Ended March 31
                                               ----------------------------------------
                                                                             Percentage
                                                   2007           2006        Increase
                                                                             (Decrease)
                                               ------------   ------------   ----------
Selling, General and Administrative Expenses     $235,040       $185,557         27%
Research and Development Expenses                 $80,941        $22,715        256%
Litigation Expenses                               $79,759        $85,872         (7%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative costs included management compensation and overhead and increased due to consulting fees to management.

RESEARCH AND DEVELOPMENT

The increase in research and development costs in 2007 is due to the resumption of limited development operations. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our Turbopac-related technology "TurboFlow".

LITIGATION EXPENSE

The decrease in litigation expense is primarily attributable to our settlement of litigations and reduction of fees necessary to defend these actions.

STOCK BASED COMPENSATION

Stock based compensation included in expenses was $87,405 for the three months ended March 31, 2007. We did not have any stock based compensation during the three month period ended March 31, 2006.

During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 2,169,444 were vested and reflected as an expense for the three months ended March 31, 2007. As of December 31, 2006 6,494,444 were vested therefore the total vested as of March 31, 2007 was 8,663,888.

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

OTHER INCOME (EXPENSE)

                                                     First Quarter Ended March 31
                                               ----------------------------------------
                                                                             Percentage
                                                   2007           2006        Increase
                                                                             (Decrease)
                                               ------------   ------------   ----------
Gain on Extinguishment of debt                    $122,050         --           100%
Interest Expense                                  ($8,990)      ($4,297)        109%
Amortization of Discount on Convertible Notes     ($85,773)        --           100%
Debt Conversion Expense                          ($422,400)        --           100%

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved this is represented as a gain on extinguishment of accounts payable.

The Company had additional other expenses for the quarter ended March 31, 2007 for amortization of discount on convertible notes and for related debt conversion expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                          ----------------------------------------------------------------
                                                                          Percentage
                           At March 31, 2007   At December 31, 2006  Increase / (Decrease)
                          ----------------------------------------------------------------
Current Assets                      $90,231              $15,417             485%
Current Liabilities            ($7,943,730)         ($7,972,868)              0%
Working Capital Deficit        ($7,853,499)         ($7,957,451)             (1%)

The decrease to our working capital deficit was attributable to an increase in cash and a decrease in current liabilities due to a settlement of debt and payments of debt.

LIABILITIES

                          --------------------------------------------------------------
                                                                        Percentage
                          At March 31, 2007  At December 31, 2006  Increase / (Decrease)
                          --------------------------------------------------------------
Provision for Lawsuit
Settlements                      $4,754,896            $4,675,137           2%
Accounts Payable                 $2,152,157            $2,302,417          (7%)
Accrued Liabilities                $419,793              $444,193          (5%)
Short-Term Loans                   $616,884              $551,121           12%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt and payments of debt. Short-term loans increased in connection with our note financing to generate cash. Short-term loans are net of discounts of $293,292 (2006 - $158,478) and warrant allocation of $206,598 (2006 - $102,185).

During the quarter ended March 31, 2007, the Company issued $325,000 convertible notes. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock. On February 22, 2007 the Board of Directors changed the per share conversion price from $0.005 to $0.02 for new lenders. Therefore, $50,000 is at a conversion price per share equal to $0.005 and $275,000 is at $0.02.

In addition, the Company issued to the holders of convertible notes warrants to purchase 6,500,000 shares of the Company's common stock. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance.

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

CASH FLOWS

                                                 ---------------------------
                                                 Three Months Ended March 31
                                                 ---------------------------
                                                       2007           2006
                                                       ----           ----
Net Cash used in Operating Activities             ($281,186)     ($208,985)
Net Cash provided by Financing Activities          $356,000       $160,000
                                                  ---------      ---------
Net Increase (decrease) in Cash During Period       $74,814       ($48,985)
                                                  =========      =========

The increase in cash used in operating activities was due to the fact that additional funds were obtained in private financing in 2006 and 2007. This enabled us to utilize more funds for development in 2007 than in 2006.

FINANCING REQUIREMENTS

We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2006 and 2007 we need substantially more capital. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We are presently in the process of negotiating to raise working capital to finance our operations which is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our unaudited consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $129,619,466 at March 31, 2007, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share Based Payment" "SFAS 123(R)".

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations in 2004, we recognize license and royalty fees over the term of the license or royalty agreement. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing unites are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue.

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

During the three months ended March 31, 2007 we sold 1 unit of our securities in a private placement. Each unit consisted of $100,000, a 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was one-half penny ($.005). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $60,000 of principal of the aforesaid notes were converted into 12,000,000 shares of our common stock. These latter shares were issued pursuant to Section 3a(9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

During the three months ended March 31, 2007 we sold 2.25 units of our securities in a private placement. Each unit consisted of $100,000, a 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.02. The note is convertible at any time prior to payment. The conversion price was two cents ($.02). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
-------    ---------------------------------------------------------------------
  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment number 1 to this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TURBODYNE TECHNOLOGIES, INC.

Dated:   June 4, 2007                   By: /s/ Albert F. Case, Jr.
                                        ---------------------------
                                        Albert F. Case, Jr.
                                        Chief Executive Officer

                                        By: /s/ Debi Kokinos
                                        ---------------------------
                                        Debi Kokinos
                                        Chief Financial Officer and
                                        Chief Accounting Officer