Form 10QSB
period 2007-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2007-08-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 2007

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



                                 NOT APPLICABLE
                                 ---------------
            (Former name, former address and former fiscal year end,
                         if changed since last report)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 365,459,444 shares of common stock issued and outstanding as of AUGUST 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2007

                                                                     PAGE NUMBER

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements:                                              3

            Consolidated Balance Sheets as of June 30, 2007
                and December 31, 2006                                          4

            Consolidated Statements of Operations for the three-month
                 and six-month periods ended
                 June 30, 2007 and June 30, 2006                               5

            Consolidated Statements of Cash Flows for the six-month
                 periods ended June 30, 2007 and June 30, 2006                 6

            Notes to the Consolidated Financial Statements                     7

Item 2.     Management's Discussion and Analysis or Plan of Operations        19

Item 3.     Controls and Procedures                                           28

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                 29

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 6.     Exhibits                                                          30

SIGNATURES                                                                    31

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS












                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE SIX-MONTH PERIODS ENDED
                                   JUNE 30, 2007 AND 2006
                                   (UNAUDITED - EXPRESSED IN US DOLLARS)



=================================================================================================

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEETS
                                                                        (EXPRESSED IN US DOLLARS)

                                                                         JUNE 30      December 31
                                                                            2007             2006
-------------------------------------------------------------------------------------------------

ASSETS                                                                           (UNAUDITED)
CURRENT
   Cash                                                            $       8,765    $      14,745
   Prepaid expenses and other current assets                                 672              672
                                                                   ------------------------------

        TOTAL CURRENT ASSETS                                               9,437           15,417
PROPERTY AND EQUIPMENT, net                                                 --                537
                                                                   ------------------------------

TOTAL ASSETS                                                       $       9,437    $      15,954
=================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                $   2,161,295    $   2,302,417
   Accrued liabilities                                                   402,243          444,193
   Provision for lawsuit settlements (Note 4)                          4,834,655        4,675,137
   Loans payable                                                         690,548          551,121
                                                                   ------------------------------

        TOTAL CURRENT LIABILITIES                                      8,088,741        7,972,868

DEFERRED LICENSING FEE                                                   308,166          319,278
                                                                   ------------------------------

        TOTAL LIABILITIES                                              8,396,907        8,292,146
                                                                   ------------------------------

CAPITAL DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            45,175 preferred shares in 2007 (2006 - 45,175)                   12               12
          365,316,577 common shares in 2007 (2006 - 345,316,577)         365,317          345,317
   Treasury stock, at cost (1,778,580 shares)                         (1,963,612)      (1,963,612)
   Additional paid-in capital                                        123,258,888      122,132,286
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (130,083,194)    (128,825,314)
                                                                   ------------------------------

        TOTAL CAPITAL DEFICIT                                         (8,387,470)      (8,276,192)
                                                                   ------------------------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                              $       9,437    $      15,954
=================================================================================================





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

                                                            THREE-MONTH                         SIX-MONTH
                                                           PERIODS ENDED                     PERIODS ENDED
                                                             JUNE 30                           JUNE 30
                                                       2007             2006             2007            2006
--------------------------------------------------------------------------------------------------------------

REVENUE
      Licensing fees                          $       5,556    $       5,556    $      11,112    $      11,112
                                              ----------------------------------------------------------------

              TOTAL REVENUE                           5,556            5,556           11,112           11,112
                                              ----------------------------------------------------------------

EXPENSES (RECOVERY)
     General and administrative                     249,159          175,361          484,199          360,919
     Research and development                       144,735           47,394          225,676           70,109
     Litigation expense                              79,765           67,109          159,524          152,980
     Depreciation and amortization                     --                363              537              854
                                              ----------------------------------------------------------------
         TOTAL EXPENSES
                                                    473,659          290,227          869,936          584,862
                                              ----------------------------------------------------------------

LOSS FROM OPERATIONS                               (468,103)        (284,671)        (858,824)        (573,750)
OTHER INCOME (EXPENSES)
     Interest expense                               (12,323)          (6,406)         (21,313)         (10,703)
     Amortization of discount on
     convertible notes                             (101,341)            --           (187,114)            --
     Debt conversion expense                           --               --           (422,400)            --
     Gain on extinguishment of debt                 109,721             --            231,771             --
                                              ----------------------------------------------------------------

LOSS FOR THE PERIOD                           $    (472,046)   $    (291,077)   $  (1,257,880)   $    (584,453)
                                              ================================================================

Loss per common share

BASIC AND DILUTED                             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
==============================================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     360,833,061      320,416,577      355,084,533      320,416,577
==============================================================================================================

       The accompanying notes are an integral part of these unaudited consolidated financial statements.



==============================================================================================
                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE SIX-MONTH PERIODS ENDED JUNE 30                                 2007            2006
----------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                         $(1,257,880)   $  (584,453)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                          (11,112)       (11,112)
      Depreciation and amortization                                        537            854
      Gain on extinguishment of debt                                  (231,771)          --
      Debt conversion expense                                          422,400           --
      Amortization of discount on convertible debt                     187,114           --
      Warrant compensation (Note 2)                                    199,203         23,646
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                          --           (1,800)
   Increase (decrease) in operating liabilities
       Accounts payable                                                 90,649         89,407
       Accrued liabilities and provision for lawsuit settlements       138,880        149,236
                                                                   --------------------------
          Net cash used in operating activities                       (461,980)      (334,222)
                                                                   --------------------------

FINANCING ACTIVITIES
   Convertible Notes Payable                                           425,000        220,000
   Notes Payable                                                        31,000         15,000
                                                                   --------------------------
          Net cash provided by financing activities                    456,000        235,000
                                                                   --------------------------

NET INCREASE (DECREASE) IN CASH                                         (5,980)       (99,222)

CASH, beginning of  period                                              14,745        100,538
                                                                   --------------------------
CASH, end of period                                                $     8,765    $     1,316
==============================================================================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Beneficial conversion feature of convertible debt               $   285,882    $      --
   Value of warrants issued with convertible debt                      241,303           --
   Conversion of note to common stock                                  100,000           --
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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS

   Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") is a product development and engineering company engaged in the design, engineering, development and distribution of patented, proprietary, electrically powered air charging systems that improve the performance of gas or diesel internal combustion vehicles, and are used in air charging applications.

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

   BASIS OF PRESENTATION

   The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2006 and 2005 included in the Company's 10-KSB/A Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

   Results of operations for the interim periods are not indicative of annual results.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
   CONTINUED

   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $130,083,194 at June 30, 2007 and a total capital deficit of $8,387,470 at June 30, 2007. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

                  Computers and measurement equipment            - 3 years
                  Machinery and equipment                        - 7 to 15 years
                  Furniture and fixtures                         - 5 to 10 years

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   RECOGNITION OF REVENUE

   License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the three and six months ended June 30, $5,556 and $11,112, respectively, for both 2007 and 2006, of licensing fees was recognized as income.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


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

   INCOME TAXES -

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


   COMPREHENSIVE INCOME


   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
   (loss) approximated comprehensive income for the quarter ended June 30, 2007 and 2006.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
   CONTINUED

   NEW ACCOUNTING PRONOUNCEMENTS

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS 159 may have on its financial condition or results of operations. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.
--------------------------------------------------------------------------------


2. SHARE CAPITAL

   Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

   a)   Authorized Capital/Outstanding Shares

        The Company has 1,000,000,000 common shares authorized.

        In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of June 30, 2007 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   b) During the six months ended June 30, 2007 the Company issued 20,000,000 shares of common stock for conversion of notes payable. During the six months ended June 30, 2006 there were no share issuances.

   c)   Stock Options and Warrants

        The determination of fair value of share-based payment awards to employees, directors and non-employees on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price. 2007

                                      NON-EMPLOYEES            EMPLOYEES               TOTAL

                                               WEIGHTED                WEIGHTED       WEIGHTED
                                                AVERAGE                 AVERAGE        AVERAGE
                                                EXERCISE                EXERCISE      EXERCISE
                     OPTIONS        PRICE       OPTIONS       PRICE     OPTIONS         PRICE
Outstanding at
  beginning of       2,505,000    $   0.08    16,033,300    $   0.06    18,538,300    $   0.06
  period

Expired               (380,000)       0.07      (136,300)       0.04      (516,300)       0.06
                    --------------------------------------------------------------------------
Outstanding at
  end of
  Period             2,125,000        0.06    15,897,000        0.06    18,022,000        0.06
                    --------------------------------------------------------------------------
Options
  exercisable at
  end of period      2,125,000    $   0.06    15,897,000    $   0.06    18,022,000    $   0.06
                    ==========================================================================


   GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

   During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 4,338,888 were vested and reflected as an expense for the six months ended June 30, 2007.

   During the six months ended June 30, 2007 the Company recorded $199,203 (2006
   - $23,646) of compensation expense relating to stock warrants issued to non-employees for services rendered during the period. The non cash warrant expense is allocated with $161,054 to general and administrative expenses and $38,149 to research and development.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


2. SHARE CAPITAL - CONTINUED

   The estimated fair value of warrants issued to non-employees during the six months ended June 30, 2007 was of $0.023, $0.054, $0.044, $0.049, $0.06 and
   $0.047. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 155%, 153%, 152% and 150%; risk-free interest rate of 4.57%, 4.45%, 4.70%, 4.55% and 4.96%and an expected life of 7 years.

   At June 30, 2007 the Company had 21,633,332 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.12 per share with a weighted average exercise price of $0.029 per share and expiration dates between 2007 and 2014. Details of share purchase warrants for the period ended June 30, 2007 are as follows:

                                                         2007

                                     INVESTORS       EMPLOYEES & CONSULTANTS          TOTAL

                              ------------------------------------------------------------------------
                                                                  WEIGHTED                    WEIGHTED
                                                                   AVERAGE                    AVERAGE
                                                                  EXERCISE                    EXERCISE
                                WARRANTS    PRICE    WARRANTS      PRICE      WARRANTS         PRICE
                              ------------------------------------------------------------------------

Outstanding at beginning
of period                     3,400,000    $ 0.07     6,494,444    $ 0.01      9,894,444     $  0.03
Granted                       8,500,000    $ 0.025    4,338,888    $ 0.01     12,838,888     $  0.02
Expired                      (1,100,000)   $ 0.12         --       $  --      (1,100,000)    $  0.12
                            -----------              ----------              -----------
Warrants outstanding and
exercisable at end of
period                       10,800,000    $ 0.03    10,833,332    $ 0.01      21,633,332    $  0.02
                             ===========            ===========              ============
Weighted average fair
value of
warrants granted during
the period                                $  0.02                  $ 0.02                    $  0.01
                            ========================================================================


   At June 30, 2007, the following is a summary of share purchase warrants outstanding and exercisable:

                                                  Weighted-
                                                   Average       Weighted
                                                  Remaining       Average
                                                 Contractual     Exercise
Exercise Price                   Number         Life (Years)      Price

$    0.01                     10,277,780             6.42      $    0.01
$0.025 - 0.04                 10,355,552             4.78           0.026
$0.10 - 0.12                   1,000,000              .30           0.10
                              ----------         --------      ---------

                              21,633,332             5.35      $    0.02
                             ===========

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


3. LOANS PAYABLE
                                                        June 30,    December 31,
                                                          2007          2006
                                                        --------      --------

Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties              $148,600      $148,600

Note payable, 5% per annum, due June 15, 2007             47,454        15,000

Convertible notes payable, net of unamortized
discount of $257,246 ($158,478 - 2006) and
warrant valuation of $241,303 ($102,185 - 2006) **       494,494       387,521
                                                        --------      --------

Total Loans Payable                                     $690,548      $551,121

   ** During the six-month period ended June 30, 2007, the Company issued $425,000 convertible notes. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock. On February 22, 2007 the Board of Directors changed the per share conversion price from $0.005 to $0.02 for new lenders. Therefore, $50,000 is at a conversion price per share equal to $0.005 and $375,000 is at $0.02.

   In addition, the Company issued, to the holders of convertible notes, warrants to purchase 8,500,000 shares of the Company's common stock. The warrants have $0.025 exercise price and expire five-years from date of issuance. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 8,500,000 warrants to be $444,188. Assumptions used to value the warrants: expected volatility ranging from 113% to 155%; risk-free interest rate of 4.46%, 4.57%, 4.69% and 4.92% and an expected life of 5 years. The amount allocated to the warrants amounts to $139,118 and has been recognized as a decrease in loans payable and an increase in additional paid in capital.

   In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $285,882. This was recorded as a decrease in loans payable and an increase in additional paid in capital. For the six months ended June 30, 2007, the Company recognized $74,278 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of June 30, 2007, the remaining balance of the beneficial conversion feature was $211,603.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


3. LOANS PAYABLE - CONTINUED


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

   The detachable warrants issued were five-year warrants to purchase 13,200,000 shares of the Company's common stock at $0.025 per share. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 13,200,000 warrants is $164,944. Assumptions used to value the warrants ranged between:
   1.46% and 1.55% for expected volatility; 4.36% and 5.02% for risk-free interest rate and an expected life of 5 years. The amount allocated to the warrants amounts to $102,185 and has been recognized as a decrease in loans payable and an increase in additional paid in capital. As of June 30, 2007, 11,900,000 of the warrants have been exercised.

   In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes to be $358,477. In relation to the inducement to convert, an additional beneficial conversion feature of $128,042 has been recognized. These were recorded as decreases in loans payable and increases in additional paid in capital. For the six months ended June 30, 2007, the Company recognized $112,836 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of June 30, 2007, the remaining balance of the beneficial conversion feature was $45,643. Prior period adjustments were recorded to properly recognize convertible debt transactions in 2006.

   The total amount of interest expense related to the amortization of the beneficial conversion feature recorded on all convertible notes was $187,114 during the six months ended June 30 2007. As of June 30, 2007, the remaining balance of the beneficial conversion feature of all notes was $257,246.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------

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

           At June 30, 2007, the Company has included $3,432,870 (December 31, 2006 - $3,273,352) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has been included in the provision for lawsuit settlements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

        b) Pacific Baja Bankruptcy

           In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific3 Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced Chapter 11 bankruptcy proceedings on September 30, 1999.

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

           On May 20, 2004, one of the Company's former officers, Mr. Peter Hofbauer, filed a motion against the Company alleging that the Company failed to pay him the sum of $369,266 pursuant to the terms of a purported settlement agreement, allegedly made for the purposes of settling amounts owed to the former officer for services to the Company. On August 3, 2004 a writ of attachment was applied to the Company's Certificate of Deposit for $315,000. On October 25, 2004 the former officer and the Company signed and filed with the court a Stipulation re: Settlement and Order. The stipulation ordered the Company to deliver 4,000,000 shares of common stock without restrictions to be used by the former officer to raise funds to settle amounts owed to him by the Company. As funds were raised to settle amounts owed, like amounts were released from the Certificate of Deposit. If the funds raised were not adequate to settle amounts owed, the Company would be obligated to issue further shares to the former officer in order to settle amounts owed.

           During 2004 the Company issued the 4,000,000 shares. Mr. Hofbauer sold 2,600,000 shares and released $125,000 of the Certificate of Deposit. On June 7, 2005 Mr. Hofbauer claimed the remaining $210,496 in the Certificate of Deposit. The remaining 1,400,000 shares were returned to the Company in October 2006 and are included in treasury shares.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------


4. COMMITMENTS AND CONTINGENCIES - CONTINUED

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


           The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At June 30, 2007, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

        e) Other

           The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2007 the Company was advised that documents for an action entitled CRESCENT FUND, LLC V TURBODYNE TECHNOLOGIES, INC. have been filed in Supreme Court of the State of New York for the County of New York. Service has not been affected. The action, we understand, seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to seel the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company will assert a counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud.


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

OVERVIEW

We are an engineering Company and have been engaged, for over ten years, in the design and development of forced-air induction (air-charging) technologies that improve the performance of gas and diesel internal combustion engines, and are used in other air-charging applications. Optimum performance of an internal combustion engine requires a proper ratio of fuel to air. Power available from the engine is reduced when a portion of the fuel is not used. In a wide range of gas and diesel engines additional air is needed to achieve an optimal result. The traditional engineered solutions for this problem are to use belts or exhaust gas (superchargers or turbochargers) to supply additional air to an engine. Turbodyne, instead, uses electric motors to supply additional air. Because an electric motor can be engaged more quickly, compared to the mechanical delays inherent in a belt or exhaust gas device, Turbodyne's products reduce this `turbolag' and otherwise adds to the effectiveness of gas and diesel engines used in automotive, heavy vehicle, marine, and other internal combustion installations. The ability to have `air on demand' also leads to other applications for non-motive needs.



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

There is no assurance we will be able to obtain sufficient financing to implement full scale operations or to continue these activities.

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

RESULTS OF OPERATIONS


                     --------------------------------------------   -------------------------------------------

                              Three Months Ended June 30                     Six Months Ended June 30
                     --------------------------------------------   -------------------------------------------
                                                     Percentage                                    Percentage
                         2007          2006           Increase          2007         2006           Increase
                                                     (Decrease)                                    (Decrease)
                     ------------   ------------   -------------    ------------   ------------   ------------
Total Revenue        $     5,556    $     5,556             Nil     $    11,112    $    11,112             Nil
Operating Expenses
                     ($  473,659)   ($  290,227)             63%    ($  869,936)   ($  584,862)             49%
Net Loss from
Operations           ($  468,103)   ($  284,671)             64%    ($  858,824)   ($  573,750)             50%
Other Income
(Expenses)           ($    3,943)   ($    6,406)             38%    ($  399,056)   ($   10,703)         (3,628%)
                     ===========    ===========     ===========     ===========    ===========     ===========

Net (Loss)           ($  472,046)   ($  291,077)            (62%)   ($1,257,880)   ($  584,453)           (115%)
                     ===========    ===========     ===========     ===========    ===========     ===========



NET REVENUE
                     --------------------------------------------   -------------------------------------------

                              Three Months Ended June 30                     Six Months Ended June 30
                     --------------------------------------------   -------------------------------------------

                         2007          2006         Percentage         2007         2006          Percentage
                                                     Increase                                      Increase
                     ------------   ------------   -------------    ------------   ------------   ------------
License Fee          $     5,556    $     5,556             Nil     $    11,112    $    11,112             Nil


We had no revenue in 2007 and 2006 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the three and six months ended June 30, 2007 and 2006, $5,556 and $11,112 of licensing fees was recognized as income, respectively. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into manufacturing and sales arrangements.


COSTS OF SALES

We had no sales in 2007 and 2006; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expenses increased in both the three and six months ended June 30, 2007 from the comparable periods in 2006.


The primary components of our operating expenses are outlined in the table below:


                     --------------------------------------------   -------------------------------------------

                              Three Months Ended June 30                     Six Months Ended June 30
                     --------------------------------------------   -------------------------------------------
                                                     Percentage                                    Percentage
                         2007          2006           Increase          2007         2006           Increase
                                                     (Decrease)                                    (Decrease)
                     ------------   ------------   -------------    ------------   ------------   ------------
General and
Administrative
Expenses
                      $249,159        $175,361           42%            $484,199    $360,919          34%
Research and
Development
Expenses              $144,735       $  47,394          205%            $225,676     $70,109         222%

Litigation Expenses    $79,765       $  67,109           19%            $159,524    $152,980           4%


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and increased due an increase in the number of consultants and the amount of consulting fees. For the three and six month periods ended June 30, 2007 compensation includes the non cash warrant expense amount of $73,648 (2006 - $23,646) and $161,054, respectively. (Financial Statement Note 2(c))


RESEARCH AND DEVELOPMENT

The increase in research and development costs in 2007 is due to the resumption of limited development operations. For the three and six month periods ended June 30, 2007 compensation includes the non cash warrant expense amount of $38,149 (2006 - $0). (Financial Statement Note 2(c)) Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our TurboPac-related technology "TurboFlow".


LITIGATION EXPENSE

The increase in litigation expense is due to accrued interest on outstanding judgments.

STOCK BASED COMPENSATION

Stock based compensation included in expenses was $199,203 (2006 - $23,646) for the six months ended June 30, 2007. The non cash warrant expense allocation follows cash compensation with $161,054 (2006 - $23,646) to general and administrative expenses and $38,149 to research and development.

During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 4,338,888 were vested and reflected as an expense for the six months ended June 30, 2007. As of December 31, 2006 6,494,444 were vested therefore the total vested as of June 30, 2007 was 10,833,332

The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".


OTHER INCOME (EXPENSE)

                            -----------------------------------------  ---------------------------------------

                                   Second Quarter Ended June 30                  Six Months Ended June 30
                            -----------------------------------------  ---------------------------------------
                                                       Percentage                                Percentage
                                                        Increase                                  Increase
                              2007          2006       (Decrease)          2007       2006        (Decrease)
                           ----------    -----------  --------------   ------------ -----------   -----------
Gain on Extinguishment
of debt                    $ 109,721         --            100%         $ 231,770         --           100%

Interest Expense           ($ 12,323)   ($  6,406)          92%         ($ 21,313)   ($ 10,703)         99%

Amortization of Discount
on Convertible Notes       ($101,341)        --            100%         ($187,114)        --           100%

Debt Conversion Expense         --           --           --            ($422,400)        --           100%


The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved this is represented as a gain on extinguishment of accounts payable.

The Company had additional other expenses for the three and six month periods ended June 30, 2007 for amortization of discount on convertible notes and for related debt conversion expenses (Financial Statement Note 3).

FINANCIAL CONDITION


CASH AND WORKING CAPITAL

                                   ---------------------------------------------
                                                                   Percentage
                                    At June 30,   At December 31,   Increase /
                                       2007             2006        (Decrease)
                                   ---------------------------------------------
Current Assets                     $     9,437     $    15,417             (39%)
Current Liabilities                ($8,088,741)    ($7,972,868)              1%
Working Capital Deficit            ($8,079,304)    ($7,957,451)              2%
                                   =============================================


The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in convertible notes and provision for lawsuit settlements as discussed below.

LIABILITIES


                                   ---------------------------------------------
                                                                   Percentage
                                    At June 30,   At December 31,   Increase /
                                       2007             2006        (Decrease)
                                   ---------------------------------------------
Provision for Lawsuit
Settlements                         $4,834,655      $4,675,137               3%
Accounts Payable                    $2,161,295      $2,302,417              (6%)
Accrued Liabilities                 $  402,243      $  444,193              (9%)
Short-Term Loans                    $  690,548      $  551,121              25%


The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt and payments of debt. Short-term loans increased in connection with our note financing to generate cash. Short-term loans are net of discounts of $257,246 (2006 - $158,478) and warrant allocation of $241,303 (2006 - $102,185).

During the six months ended June 30, 2007, the Company issued $425,000 convertible notes. The notes bear interest at 5% and mature within one year from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock. On February 22, 2007 the Board of Directors changed the per share conversion price from $0.005 to $0.02 for new lenders. Therefore, $50,000 is at a conversion price per share equal to $0.005 and $375,000 is at $0.02.

In addition, the Company issued to the holders of convertible notes warrants to purchase 8,500,000 shares of the Company's common stock. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at June 30, 2007 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.




CASH FLOWS

                                                  ------------------------------
                                                      Six Months Ended June 30
                                                  ------------------------------
                                                          2007            2006
                                                          ----            ----
Net Cash from (used in) Operating Activities        ($461,980)      ($334,222)
Net Cash from (used in) Financing Activities          $456,000        $235,000
Net Increase (decrease) in Cash During Period         ($5,980)       ($99,222)


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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our unaudited consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $130,083,194 at June 30, 2007, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.



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

ITEM 3.  CONTROLS AND PROCEDURES.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to June 30, 2007 the Company was advised that documents for an action entitled CRESCENT FUND, LLC V TURBODYNE TECHNOLOGIES, INC. have been filed in Supreme Court of the State of New York for the County of New York. Service has not been affected. The action, we understand, seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to seel the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company will assert a counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of securities occurred during the six months ended June 30, 2007.

During the three months ended June 30, 2007 we sold 1 unit of our securities in a private placement. Each unit consisted of $100,000, a 5% convertible note and warrants to purchase 2,000,000 of our shares at $0.02. The note is convertible at any time prior to payment. The conversion price was two cents ($.02). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $40,000 of principal of the aforesaid notes were converted into 8,000,000 share of our common stock. The latter shares were issued pursuant to Section 3a(9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

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

--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TURBODYNE TECHNOLOGIES, INC.

Dated:   August 14, 2007                   BY: /S/ ALBERT F. CASE, JR.
                                           -------------------------------------
                                           Albert F. Case, Jr.
                                           Chief Executive Officer



                                           BY: /S/ DEBI KOKINOS
                                           Debi Kokinos
                                           Chief Financial Officer and
                                           Chief Accounting Officer