Form 10QSB
period 2007-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2007-11-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period __________ to __________

Commission File Number  000-21391
                        ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        95-4699061
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

36 E. BARNETT STREET, VENTURA, CALIFORNIA                     93001
-----------------------------------------                  -----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:          (805) 201-3133
                                                         --------------

                                 NOT APPLICABLE
                                 --------------

                     (Former name, former address and former
                 fiscal year end, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 368,316,577 shares of common stock issued and outstanding as of NOVEMBER 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] NO [X]

                          TURBODYNE TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2007

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:                                              3

          Consolidated Balance Sheets as of September 30, 2007 and
            December 31, 2006                                                4

          Consolidated Statements of Operations for the three-month
            and nine-month periods ended September 30, 2007 and
            September 30, 2006                                               5

          Consolidated Statements of Cash Flows for the nine-month
            periods ended September 30, 2007 and September 30, 2006          6

          Notes to the Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis or Plan of Operations        18

Item 3.   Controls and Procedures                                           26

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       27

Item 6.   Exhibits                                                          28

SIGNATURES                                                                  29

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE NINE-MONTH PERIODS ENDED
                        SEPTEMBER 30, 2007 AND 2006
                        (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEETS
                                                                        (EXPRESSED IN US DOLLARS)
                                                                    SEPTEMBER 30      December 31
                                                                            2007             2006
-------------------------------------------------------------------------------------------------
ASSETS                                                               (UNAUDITED)
CURRENT
   Cash                                                            $      40,602    $      14,745
   Prepaid expenses and other current assets                                 672              672
                                                                   ------------------------------
        TOTAL CURRENT ASSETS                                              41,274           15,417
PROPERTY AND EQUIPMENT, net                                               11,888              537
                                                                   ------------------------------
TOTAL ASSETS                                                       $      53,162    $      15,954
=================================================================================================
LIABILITIES AND CAPITAL DEFICIT
LIABILITIES
CURRENT
   Accounts payable                                                $   2,152,834    $   2,302,417
   Accrued liabilities                                                   426,843          444,193
   Provision for lawsuit settlements (Note 4)                          4,914,414        4,675,137
   Loans payable, net of debt discount (Note 3)                          829,776          551,121
                                                                   ------------------------------
        TOTAL CURRENT LIABILITIES                                      8,323,867        7,972,868
DEFERRED LICENSING FEE                                                   302,610          319,278
                                                                   ------------------------------
        TOTAL LIABILITIES                                              8,626,477        8,292,146
                                                                   ------------------------------
CAPITAL DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            45,175 preferred shares in 2007 (2006 - 45,175)                   12               12
          368,316,577 common shares in 2007 (2006 - 345,316,577)         368,317          345,317
   Treasury stock, at cost (1,778,580 shares)                         (1,963,612)      (1,963,612)
   Additional paid-in capital                                        123,600,485      122,132,286
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (130,613,636)    (128,825,314)
                                                                   ------------------------------
        TOTAL CAPITAL DEFICIT                                         (8,573,315)      (8,276,192)
                                                                   ------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                              $      53,162    $      15,954
=================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         (Unaudited - Expressed in US Dollars)
                                                        THREE-MONTH                       NINE-MONTH
                                                       PERIODS ENDED                    PERIODS ENDED
                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                       2007             2006             2007             2006
--------------------------------------------------------------------------------------------------------------
REVENUE
      Licensing fees
                                              $       5,556    $       5,556    $      16,668    $      16,668
                                              ----------------------------------------------------------------
              TOTAL REVENUE                           5,556            5,556           16,668           16,668
                                              ----------------------------------------------------------------
EXPENSES
     General and administrative                     250,503          257,615          734,702          618,535
     Research and development                       141,927          106,803          367,603          176,910
     Litigation expense                              80,355            9,916          239,880          162,896
     Depreciation and amortization                       --              363              537            1,217
                                              ----------------------------------------------------------------
         TOTAL EXPENSES
                                                    472,785          374,697        1,342,722          959,558
                                              ----------------------------------------------------------------
LOSS FROM OPERATIONS                               (467,229)        (369,141)      (1,326,054)        (942,890)
OTHER INCOME (EXPENSES)
     Interest expense                               (15,259)          (7,540)         (36,571)         (18,244)
     Amortization of discount on
     convertible notes                             (124,120)        (228,510)        (311,234)        (228,510)
     Debt conversion expense                             --         (127,500)        (422,400)        (127,500)
     Gain on extinguishment of debt                  76,166          537,734          307,937          537,734
                                              ----------------------------------------------------------------
LOSS FOR THE PERIOD                           $    (530,442)   $    (194,957)   $  (1,788,322)   $    (779,410)
                                              ================================================================
Loss per common share
 BASIC AND DILUTED                            $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
==============================================================================================================
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     366,751,360      322,406,577      359,016,211      320,907,262
==============================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30                              2007            2006
-----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
   Net loss for the period                                         $ (1,788,322)   $   (779,410)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                           (16,668)        (16,668)
      Depreciation and amortization                                          --           1,217
      Amortization of convertible note discount                         311,234         228,510
      Debt conversion expense                                           422,400         127,500
      Gain on extinguishment of debt                                   (307,937)       (537,734)
      Stock issued for services                                          60,000          50,000
      Stock received against litigation expense                              --         (56,000)
      Warrant compensation (Note 2)                                     317,799         103,190
   Decrease in operating assets
       Prepaid expenses and other current assets                             --         (34,000)
   Increase in operating liabilities
       Accounts payable                                                 158,354         208,415
       Accrued liabilities and provision for lawsuit settlements        258,348         193,293
                                                                  -----------------------------
          Net cash used in operating activities                        (584,792)       (511,687)
                                                                  -----------------------------
INVESTING ACTIVITIES
   Purchase capital assets                                              (11,351)             --
                                                                  -----------------------------
           Net cash used in investing activities                        (11,351)             --
                                                                  -----------------------------
FINANCING ACTIVITIES
   Proceeds from loans payable                                          622,000         315,000
   Proceeds from exercise of Stock Options and Warrants                      --         119,000
                                                                  -----------------------------
          Net cash provided by financing activities                     622,000         434,000
                                                                  -----------------------------
NET INCREASE (DECREASE) IN CASH                                          25,857         (77,687)
CASH, beginning of  period                                               14,745         100,538
                                                                  -----------------------------
CASH, end of period                                                $     40,602    $     22,851
===============================================================================================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Beneficial conversion feature of convertible debt               $    404,453    $    470,940
   Value of warrants issued with convertible debt                       186,547              --
   Conversion of note to common stock                                   100,000              --
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

SEPTEMBER 30, 2007 AND 2006

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") is a product development and engineering company engaged in the design, engineering, development and distribution of patented, proprietary, electrically powered air charging systems that improve the performance of gas or diesel internal combustion vehicles, and are used in other air charging applications.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $130,613,636 at September 30, 2007 and a total capital deficit of $8,573,315 at September 30, 2007. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems Inc. and Pacific Baja Light Metals Corp. ("Pacific Baja"). All inter-company accounts and transactions have been eliminated on consolidation.

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

RECOGNITION OF REVENUE

License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the three and nine months ended September 30, $5,556 and $16,668, respectively, for both 2007 and 2006, of licensing fees was recognized as income.

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineering services are delivered we will recognize the sales proceeds as revenue.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share Based Payment" "SFAS 123(R)". Under SFAS 123(R), stock-based awards will be charged to expense over the vesting period under the straight-line method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the period incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineering services are delivered we will recognize the sales proceeds as revenue.

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

SEPTEMBER 30, 2007 AND 2006

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LEGAL FEES

The Company expenses legal fees in connection with litigation as incurred.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No.
130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended September 30, 2007 and 2006.

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

SEPTEMBER 30, 2007 AND 2006

2. SHARE CAPITAL

Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

a)    Authorized Capital/Outstanding Shares

      The Company has 1,000,000,000 common shares authorized.

      In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of September 30, 2007 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

      In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

b) During the nine months ended September 30, 2007 the Company issued 20,000,000 shares of common stock for conversion of notes payable.

c) During the three months ended September 30, 2007 the Company issued 3,000,000 shares of common stock for services.

d)    Stock Options and Warrants

      i.    Valuation-general Black-Scholes

            The determination of fair value of share-based payment awards to employees, directors and non-employees on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

      ii.   Options Issued Prior to 2007

                                                          2007
                              NON-EMPLOYEES            EMPLOYEES                TOTAL
                                      WEIGHTED                WEIGHTED                WEIGHTED
                                       AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                             OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS     PRICE
Outstanding at
  beginning of period      2,505,000    $ 0.08    16,033,300    $ 0.06    18,538,300    $ 0.06
Expired                     (380,000)     0.07      (136,300)     0.04      (516,300)     0.06
                           -------------------------------------------------------------------
Outstanding at end of
  Period                   2,125,000      0.06    15,897,000      0.06    18,022,000      0.06
                           -------------------------------------------------------------------
Options exercisable at
  end of period            2,125,000    $ 0.06    15,897,000    $ 0.06    18,022,000    $ 0.06
                           ===================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

2. SHARE CAPITAL - CONTINUED

      iii.  Grant and Vesting of Stock Warrants to Non-Employees for Services

            During 2006, we granted warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 7,508,332 were vested and reflected as an expense for the nine months ended September 30, 2007.

            During the nine months ended September 30, 2007 the Company using the Black-Scholes model recorded $317,799 (2006 - $103,190) of compensation expense relating to the vesting during such period of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $225,444 to general and administrative expenses and $92,355 to research and development.

            The estimated fair value of warrants vested to non-employees during the nine months ended September 30, 2007 was between $0.023 and $0.06. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility between 147% and 155%; risk-free interest rate between 4.36 and to 4.96% and an expected life of 7 years.

      iv.   Total Warrants

            At September 30, 2007 the Company had 28,122,776 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.12 per share with a weighted average exercise price of $0.02 per share and expiration dates between 2007 and 2014. Details of share purchase warrants for the period ended September 30, 2007 are as follows:

                                                                      2007

                                           INVESTORS         EMPLOYEES & CONSULTANTS        TOTAL
                                      -------------------------------------------------------------------
                                                  WEIGHTED               WEIGHTED                WEIGHTED
                                                   AVERAGE                AVERAGE                 AVERAGE
                                                  EXERCISE               EXERCISE                EXERCISE
                                        WARRANTS     PRICE      WARRANTS    PRICE      WARRANTS     PRICE
                                      -------------------------------------------------------------------
Outstanding and vested at
beginning of period                    3,400,000    $ 0.07     6,494,444   $ 0.01     9,894,444    $ 0.03
Granted                               11,820,000    $0.025     7,508,332   $ 0.01    19,328,332    $ 0.02
Expired                               (1,100,000)   $ 0.12            --   $   --    (1,100,000)   $ 0.12
                                      ----------              ----------            -----------
Warrants outstanding and
exercisable at end of  period         14,120,000    $ 0.03    14,002,776   $ 0.01    28,122,776    $ 0.02
                                      ==========              ==========            ===========
Weighted average fair value of
warrants granted during the period                  $ 0.02                 $ 0.02                  $ 0.01
                                      ===================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

2.    SHARE CAPITAL - CONTINUED

      At September 30, 2007, the following is a summary of share purchase warrants outstanding and exercisable:

                                                       Weighted-
                                                         Average        Weighted
                                                       Remaining         Average
                                                     Contractual        Exercise
               Exercise Price           Number      Life (Years)           Price
               -----------------------------------------------------------------
                      $0.01         16,767,224              6.06          $ 0.01
                   $0.025 - 0.04    10,355,552              4.53           0.026
                   $0.10 - 0.12      1,000,000               .05            0.10
                                    --------------------------------------------
                                    28,122,776              5.25          $ 0.02
                                    ==========

3.    LOANS PAYABLE

                                                                     September    December
                                                                      30, 2007    31, 2006
                                                                     ---------------------
      Unsecured, non-interest bearing loan payable, due on
      demand from stockholders and other parties                     $ 148,600    $148,600

      Note payable, 5% per annum, due June 15, 2007                     48,029      15,000

      Convertible notes payable, net of unamortized discount of
      $251,697 ($158,478 - 2006) and warrant valuation of $288,732
      ($102,185 - 2006) **                                             633,147     387,521
                                                                     ---------------------
      Total Loans Payable                                            $ 829,776    $551,121
                                                                     ---------------------

** During the nine-month period ended September 30, 2007, the Company issued $591,000 convertible notes. The notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes, issued after September 1, 2007, bear interest at 18% and mature within six month from date of issuance. The Notes are convertible, at the option of the holder, to shares of the Company's common stock. On February 22, 2007 the Board of Directors changed the per share conversion price from $0.005 to $0.02 for new lenders. Therefore, $50,000 is at a conversion price per share equal to $0.005 and $541,000 is at $0.02.

In addition, the Company issued, to the holders of convertible notes during the first nine months of 2007, warrants to purchase 11,820,000 shares of the Company's common stock. The warrants have $0.025 exercise price and expire five years from date of issuance. In accordance with generally accepted accounting principles, the proceeds, received from debt or convertible debt with detachable warrants, are allocated using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuations model, the aggregate value of the 11,820,000 warrants was $566,348. Assumptions used to value the warrants: expected volatility ranging from 112% to 155%; risk-free interest rate ranging from 4.22% to 5.01% and an expected life of five years. The amount allocated to the warrants amounts to $186,547 and has been recognized as a decrease in loans payable and an increase in additional paid in capital.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

3. LOANS PAYABLE - CONTINUED

In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $404,453. This was recorded as a decrease in loans payable and an increase in additional paid in capital. For the nine months ended September 30, 2007, the Company recognized $176,222 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of September 30, 2007, the remaining balance of the beneficial conversion feature was $228,230.

Prior to 2007, the Company has issued $660,000 convertible notes with detachable five year warrants to purchase 13,200,000 shares of common stock. The notes bear interest at 5% and mature within one year from date of issuance. The notes were convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 70% of the market price of common stock at date of issuance; or (ii) $0.025. The warrants provided for an exercise price of $0.025 per share. In September 2006 the board of directors offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at $0.01 by September 30, 2006. In consideration for the reduction, the maturity of the notes was extended for another year. As a result of the inducement, the Company recognized $422,400 of debt conversion expense and an increase in additional paid in capital for the quarter ended March 31, 2007 relating to note holders who converted during this period.

As indicated above the detachable warrants are valued using the Black-Scholes valuations model, the aggregate value of the 13,200,000 warrants is $164,944. Assumptions used to value the warrants ranged between: 1.46% and 1.55% for expected volatility; 4.36% and 5.02% for risk-free interest rate and an expected life of 5 years. The amount allocated to the warrants was $102,185 and has been recognized as a decrease in loans payable and an increase in additional paid in capital. As of September 30, 2007, 11,900,000 of the warrants have been exercised.

The aggregate beneficial conversion feature of these convertible notes issued prior to September 2006 was $358,477. In relation to the inducement to convert described above, an additional beneficial conversion feature of $128,042 was recognized. These were recorded as decreases in loans payable and increases in additional paid in capital. For the nine months ended September 30, 2007, the Company recognized $135,011 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of September 30, 2007, the remaining balance of the beneficial conversion feature was $23,467 for these notes. Prior period adjustments were recorded to properly recognize convertible debt transactions in 2006.

The total amount of interest expense related to the amortization of the beneficial conversion feature recorded on all convertible notes was $311,234 during the nine months ended September 30 2007. As of September 30, 2007, the remaining balance of the beneficial conversion feature of all notes was $251,697.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

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

            At September 30, 2007, the Company has included $3,512,629 (December 31, 2006 - $3,273,352) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has been included in the provision for lawsuit settlements.

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2007 AND 2006

4. COMMITMENTS AND CONTINGENCIES

LITIGATION

      b)    Pacific Baja Bankruptcy - Continued

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

SEPTEMBER 30, 2007 AND 2006

4. COMMITMENTS AND CONTINGENCIES

LITIGATION - CONTINUED

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At September 30, 2007, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

      e)    Crescent Fund, LLC

            A former consultant has filed a complaint in Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to sell the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company has filed an answer and counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud. The Company does not anticipate a liability therefore has not included an amount in the provision for lawsuit settlements.

      .     f) Other

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

Since September 2005 when it took office management has obtained some additional financing and has conducted limited business activity including:

      o     Updating our financial statements and required SEC filings
      o     Assessment of our technology including patents and other rights
      o     Limited development of our Turbopac(TM) and related product line
      o Filing for protection of new intellectual properties related to our products
      o Review and negotiate to settle outstanding litigation and liabilities
      o     Formulating business and marketing plans
      o     Engaged in an engineering program for 'air on demand' applications

There is no assurance we will be able to obtain sufficient financing to implement full scale operations or to continue these activities.

In February 2007 the Company filed a provisional application in the United States Patent and Trademark Office for a TurboPac related technology. Referred to as the 'TurboFlow', the patent disclosure includes application of the technology to vehicle types commonly referred to as 'hybrids' or 'low emission vehicles'. The disclosed technology applies advanced controls, energy management, and a TurboPac related technology to avoid problems encountered when using traditional turbo- or super-charging air injection units with a small engine in those types of vehicles.

RESULTS OF OPERATIONS

                       ------------------------------------------------    -----------------------------------------------
                               Three Months Ended September 30                     Nine Months Ended September 30
                       ------------------------------------------------    -----------------------------------------------
                                                            Percentage                                         Percentage
                             2007             2006           Increase           2007              2006           Increase
                                                            (Decrease)                                         (Decrease)
                       ----------------- ---------------- -------------    ---------------- ----------------- ------------
Total Revenue               $5,556           $5,556           Nil              $16,668          $16,668           Nil
Operating Expenses
                          ($472,785)       ($374,697)         26%           ($1,342,722)       ($959,558)         40%
Net Loss from
Operations                ($467,229)       ($369,141)         27%           ($1,326,054)       ($942,890)         41%
Other Income
(Expenses)                ($63,213)         $174,184         (136%)          ($462,268)         $163,480         (383%)
                       ================= ================ =============    ================ ================= ============

Net (Loss)                ($530,442)       ($194,957)        (172%)         ($1,788,322)       ($779,410)       (1294%)
                       ================= ================ =============    ================ ================= ============

NET REVENUE

                       ------------------------------------------------    -----------------------------------------------
                               Three Months Ended September 30                     Nine Months Ended September 30
                       ------------------------------------------------    -----------------------------------------------
                                                           Percentage                                         Percentage
                             2007            2006           Increase            2007             2006          Increase
                       ----------------- -------------- ---------------    ---------------- --------------- --------------
License Fee                 $5,556          $5,556           Nil               $16,668         $16,668           Nil

We had no revenue in 2007 and 2006 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the three and nine months ended September 30, 2007 and 2006, $5,556 and $16,668 of licensing fees was recognized as income, respectively. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into manufacturing and sales arrangements.

COSTS OF SALES

We had no sales in 2007 and 2006; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expenses increased in both the three and nine months ended September 30, 2007 from the comparable periods in 2006.

The primary components of our operating expenses are outlined in the table below:

                               -----------------------------------------    -------------------------------------------
                                   Three Months Ended September 30                Nine Months Ended September 30
                               -----------------------------------------    -------------------------------------------
                                                            Percentage                                      Percentage
                                                             Increase                                        Increase
                                  2007          2006        (Decrease)          2007           2006         (Decrease)
                               -----------  ------------- --------------    -------------  -------------  -------------
General and Administrative
Expenses
                                $250,503      $257,615          (3%)           $734,702       $618,535          19%
Research and Development
Expenses                        $141,927      $106,803           33%           $367,603       $176,910          108%

Litigation Expenses              $80,355        $9,916          710%           $239,880       $162,896          47%

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and increased for the nine months ended September 30, 2007 due to an increase in the number of consultants and the amount of consulting fees. For the three and nine month periods ended September 30, 2007 compensation includes the non cash warrant expense amount of $64,390 (2006 - $79,545) and $225,444 (2006 -
$103,191), respectively. (Financial Statement Note 2(d))

RESEARCH AND DEVELOPMENT

The increase in research and development costs in 2007 is due to limited development operations. For the three and nine month periods ended September 30, 2007 compensation includes the non cash warrant expense amount of $66,200 (2006
- $0) and $92,355 (2006 - $0). (Financial Statement Note 2(d)) Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our TurboPac-related technology "TurboFlow".

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement.

EFFECT OF STOCK BASED COMPENSATION

As indicated above a portion of our expense reflect non cash compensation arising from the 2006 grant of warrants to purchase 77,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 7,508,332 were vested and reflected as an expense for the nine months ended September 30, 2007. As of December 31, 2006 6,494,444 were vested therefore the total vested as of September 30, 2007 was 14,002,776. The method by which we account for stock based compensation is discussed below under "Critical Accounting Policies".

OTHER INCOME (EXPENSE)

                              ------------------------------------------    -------------------------------------------
                                  Third Quarter Ended September 30                Nine Months Ended September 30
                              ------------------------------------------    -------------------------------------------
                                                            Percentage                                      Percentage
                                                             Increase                                        Increase
                                  2007          2006        (Decrease)          2007           2006         (Decrease)
                              ------------- ------------- --------------    -------------- -------------- -------------
Gain on Extinguishment of
debt
                                  $76,166      $537,734        (86%)            $307,937        537,734        (43%)

Interest Expense                 ($15,259)      ($7,540)       102%             ($36,571)      ($18,244)       100%

Amortization of Discount on
Convertible Notes               ($124,120)    ($228,510)       (46%)           ($311,234)     ($228,510)        36%

Debt Conversion Expense                --     ($127,500)      (100%)           ($422,400)     ($127,500)       231%

The Company had net additional other expenses for the three and nine month periods ended September 30, 2007 of $63,213 and $462,268 respectively for amortization of discount on convertible notes and for related debt conversion expenses (Financial Statement Note 3). The foregoing is net of gains on extinguishment of debt.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                                     ----------------------------------------------------------------------
                                                                                            Percentage
                                     At September 30, 2007     At December 31, 2006   Increase / (Decrease)
                                     ----------------------------------------------------------------------
Current Assets                                     $41,274                  $15,417            168%
Current Liabilities                            ($8,323,867)             ($7,972,868)             4%
Working Capital Deficit                        ($8,282,593)             ($7,957,451)             4%
                                     ======================================================================

The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in convertible notes and provision for lawsuit settlements as discussed below.

LIABILITIES

                                     ----------------------------------------------------------------------
                                                                                            Percentage
                                     At September 30, 2007     At December 31, 2006   Increase / (Decrease)
                                     ----------------------------------------------------------------------
Provision for Lawsuit Settlements               $4,914,414               $4,675,137             5%
Accounts Payable                                $2,152,834               $2,302,417            (6%)
Accrued Liabilities                               $426,843                 $444,193            (4%)
Short-Term Loans                                  $829,776                 $551,121            51%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt and payments of debt. Short-term loans increased in connection with our note financing to generate cash. Short-term loans are net of discounts of $251,697 (2006 - $158,478) and warrant allocation of $288,732 (2006 - $102,185) which nevertheless represent actual cash obligations (Financial Statement Note 3).

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

Included in short-term loans at September 30, 2007 are unsecured, non-interest bearing advances of $148,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                  ------------------------------
                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       2007                2006
                                                       ----                ----
Net Cash from (used in) Operating Activities      ($584,792)          ($511,687)
Net Cash from (used in) Investing Activities       ($11,351)                 --
Net Cash from (used in) Financing Activities       $622,000            $434,000
Net Increase (decrease) in Cash During Period       $25,857            ($77,687)

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our unaudited consolidated financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods and have an accumulated deficit of $130,613,636 at September 30, 2007, have used cash in our operating activities in recent periods, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we are required to seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A former consultant has filed a complaint in Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to sell the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company has filed an answer and counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud. The Company does not anticipate a liability therefore has not included an amount in the provision for lawsuit settlements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2007 we sold 1.66 units of our securities in a private placement. Each unit consisted of $100,000 note and warrants to purchase 2,000,000 of our shares at $0.02, 0.66 units are 5% convertible notes and 1 unit is an 18% convertible note. The notes are convertible at any time prior to payment. The conversion price is two cents ($.02). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

On August 17, 2007, we issued 3,000,000 restricted shares of our common stock at a price of $0.02 per share to Sven Liebetanz for investor relations services in Germany related to a one year contract. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------
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

                                            TURBODYNE TECHNOLOGIES, INC.

Dated:   November 14, 2007                  By: /s/ Albert F. Case, Jr.
                                            ---------------------------
                                            Albert F. Case, Jr.
                                            Chief Executive Officer

                                            By: /s/ Debi Kokinos
                                            Debi Kokinos
                                            Chief Financial Officer and
                                            Chief Accounting Officer