Form 10KSB
period 2007-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2008-05-14
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended DECEMBER 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from _____ to _____

                       COMMISSION FILE NUMBER: 000-21391
                                               ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                       95-4699061
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         36 EAST BARNETT STREET
           VENTURA, CALIFORNIA                             193001
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (805) 512-9511
--------------------------------------------------------------------------------
                            Issuer's telephone number

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $12,627,828.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 446,582,628 SHARES OF COMMON STOCK AS OF APRIL 29, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] NO [X]

                          TURBODYNE TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.   Description of Business............................................. 4

Item 2.   Description of Property. ...........................................16

Item 3.   Legal Proceedings. .................................................16

Item 4.   Submission of Matters to a Vote of Security Holders. ...............18

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters. ..........19

Item 6.   Management's Discussion and Analysis or Plan of Operation. .........21

Item 7.   Financial Statements. ..............................................28

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. ..........................................29

Item 8A.  Controls and Procedures. ...........................................30

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................32

Item 10.  Executive Compensation..............................................34

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..........................37

Item 12.  Certain Relationships and Related Transactions......................38

Item 13.  Exhibits and Reports on Form 8-K....................................39

Item 14.  Principal Accountant Fees and Services..............................40

Signatures ...................................................................41

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

During 2007 management has obtained some additional financing and continued:

      o     Assessment of our technology including patents and other rights

      o     Development of our Turbopac(TM) product line

      o Review and negotiate to settle outstanding litigation and liabilities

      o     Formulating business and marketing plans

There is no assurance we will be able to obtain sufficient financing to implement full scale operations or to continue meaningful development.

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

The focus of our business plan, upon resumption of operations in September 2005, has been to reduce or satisfy our past liabilities while continuing development of our products. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing.

We believe we have made engineering improvements and developed possible additional products, particularly in 2007, (see "2007 Developments" below). We, nevertheless still must subject our products to additional testing and development before we have a commercially feasible products. We will need additional funding before we are able to finalize this process. There is no assurance that the testing will result in a product that can be commercially exploited.

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

o A 2007 Ricardo forecast says that combined diesel and hybrid gasoline will represent 15 per cent of the US light vehicle market by 2012, with sales of diesels growing past gasoline hybrids to 1.5 million units compared to
      1.2 million hybrids. A 2007 UBS report says that European automakers and a number of global suppliers look set to benefit from this diesel trend. The Diesel Technology Forum reported in 2007 that J.D. Power and Associates predicted diesel sales to approximately triple in the next 10 years, accounting for more than 10 percent of U.S. vehicle sales by 2015 - up from 3.6 percent in 2005. Many existing diesel vehicles (such as those in large vehicle fleets) share the turbo-lag problem of trading steady-state power output with inadequate take-off performance when accelerating from low engine rpm and power;

o The automobile industry is pursuing downsizing of gasoline and diesel engines to improve engine efficiency and fuel economy, as well as to reduce cost, weight, size, and pollution. Although the drop in engine torque and power associated with smaller engines can be prevented by charging the downsized engine, it must be accomplished without turbo lag to be successful;

o The passenger car industry appears committed to resolving the turbo lag problem and to the best of our knowledge the charging technology as used in our product is currently the most practical and effective solution to the problem; and

o New more stringent emissions standards requiring reduced levels of emissions during periods of engine acceleration are being introduced throughout the world. (Such as "EPA Tier 2" and Euro 5&6 for 2009 and later.) Our technology helps engine manufacturers comply with the new requirements without having to make their engines less responsive

MARKET OPPORTUNITY

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

TURBODYNE PROPRIETARY TECHNOLOGY

The history of using exhaust gas or belt driven air blowers to enhance internal combustion engine performance has been used for approximately 100 years. In both the exhaust gas ("turbocharger") and belt or chain driven ("supercharger") air blowers, the performance of the blower is directly related to the operating speed of the engine (such as `revolutions per minute'). The technologies were developed in airplane applications where the engine is usually run at a higher constant operating speed, and then moved on to other vehicle applications (most using turbochargers). In supercharger installations the energy losses at low engine operating speeds hinders performance. `Turbolag' occurs when the operator demand for a higher operating speed requires more air than the un-pressurized air stream of the air intake produces until the turbocharger increases the air intake pressure by blowing a higher volume of air into the engine. Until the operating speed of the engine increases turbochargers don't have power to blow substantially more air. For turbocharged engines, `turbolag', normally measured in seconds, limits the vehicle driver's perception of the power and performance of the vehicle.

The Turbopac(TM) uses a powerful electric motor, running off the vehicle's electrical system, to blow useful amounts of air into an engine during the period when the turbocharger does not have enough exhaust gas to blow all the air required for optimal engine acceleration performance. The improvement in 'take-off' (initial acceleration) performance is perceptible to the vehicle driver, and thus improves the driver's perception of vehicle power and performance.

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

2007 DEVELOPMENTS

During 2007 the Company announced the development of a new TurboFlow(TM) product design family. A key element of the improved design includes a controlled speed electric motor and compressor with a motor controller that can respond to data from a vehicle's onboard control systems or act on its own.

The TurboFlow product line provides computer-controlled, variable high pressure, high volume air movement in a small, lightweight, low power package for a variety of applications from small internal combustion engines to building engineering and marine applications.

The TurboFlow process eliminates a direct mechanical coupling for a super- or turbo-charger and avoids engine power reduction (supercharger) or lack of take-off power (turbo-lag). This is because the system uses an electric motor instead of mechanical linkages to run an air compressor injecting air into an engine system. The system may be particularly suited for Hybrid vehicles, since these vehicles have electricity in abundance compared with traditional vehicles.

The Company believes that the TurboFlow may have additional application as products to provide:

o Improved marine diesel engine performance in hot and humid weather with forced-air cabin and bilge heating in cold weather

o     For the inflation of Rigid Inflatable Boat.

The key differences between the new TurboFlow and the existing TurboPac(TM) design are:

      o     Reduced footprint and weight for the entire assembly

      o     Secondary "surge" power

      o     "Smart" controlled compressor output

      o     Smaller, more efficient motor controller

      o Reduced manufacturing time and cost from using "off the shelf" components

BUSINESS STRATEGY

Our general business strategy is to develop products incorporating our technology. We contemplate that our first targets will be the aftermarket industry such as speed shops, diesel truck fleets and the marine market where our products can be used to enhance or upgrade already manufactured motors. We also intend to offer licenses for our technology to the automotive industry and other industries. We believe that the strategy of offering our products directly into low-volume aftermarket applications will enable the most rapid commercialization of our products. We believe that the strategy of licensing our products to OEM's will also enable rapid commercialization of products incorporating our technology on a large scale. We believe this process will take longer to implement than the aftermarket, OEM's and major existing tier-one suppliers have the necessary manufacturing economies of scale, including the ability to obtain volume purchasing and mass production manufacturing, necessary to manufacture products incorporating our technology at competitive costs.

If we develop products for direct marketing we will subcontract our manufacturing and will not attempt to pursue large scale manufacturing of our products in view of the high costs and business risks associated with manufacturing. Our operational strategy is to outsource wherever possible, employing a minimal core of mechanical, electrical, manufacturing and quality control engineers with significant project management experience who manage outsourced engineering, testing and manufacturing. By outsourcing wherever possible, we can substantially reduce the requirements for capital equipment, and convert formerly fixed costs into variable costs.

INTELLECTUAL PROPERTY

We now have more than two dozen patents and applications including ongoing work in the current fiscal period. The most significant patent and applications are for the use of large scale motor for compressed air systems for internal combustion engines and several patents relating to high speed motors in a heat sensitive environment. We also received a license from Honeywell for certain Dynacharger patents involving technology overlapping both the Dynacharger and the Turbopac(TM). We also own the trademark for Turbopac. The Company has agreed to pay a royalty equal to 2% of the gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used.

Subsequent to December 31, 2007 a provisional application was converted into a non-provisional patent application in the United States Patent and Trademark Office. The applicants were consultants of the Company. The technology covered by the application was for a TurboPac related technology referred to as 'TurboFlow'. The patent disclosure includes application of the technology to vehicle types commonly referred to as 'hybrids' or 'low emission vehicles'. The disclosed technology applies advanced controls, energy management, and a TurboPac related technology to avoid problems encountered when using traditional turbo- or super- charging air injection units with a small engine in those types of vehicles. See "2007 Developments". The aforesaid patent application was assigned to the Company pursuant to a patent assignment agreement between the Company and the consultants. The agreement required the payment of unpaid fees owed to the consultants by the Company. The outstanding fees owed to the consultants pursuant to the agreement were paid and the agreement terminated.

PROPRIETARY INFORMATION AGREEMENTS

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

RESEARCH AND DEVELOPMENT

The research and development costs increased to $524,905 in 2007 ($252,478 in 2006) due to increased limited development operations. For 2007 compensation includes the non cash warrant expense amount of $141,271 ($35,226 in 2006). (Financial Statement Note 7) Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our TurboPac-related technology "TurboFlow".

GOVERNMENT REGULATION

In the United States, emissions standards for diesel and gasoline engines are imposed by the Environmental Protection Agency ("EPA") and other regulatory agencies, including the California Air Resources Board. In Europe, the Euro 5 and 6 emissions standards will come into effect between 2009 and 2014. The presence of these government regulations has the potential to create demand for our products as our products are designed to increase engine performance with resulting reductions in emissions.
We must continue to design and develop products that help mitigate failures to meet worldwide vehicle emissions standards that are imposed by regulatory agencies. Testing to ensure our products help meet these government regulations will be an integral component of our research and development expense on new products.

EMPLOYEES
As of December 31, 2007 we had no full-time employees but we have retained several consultants, devoting significant time to the Company's affairs. There is no assurance that we will be able to retain it's consultants since funds are not available to pay current or past due consulting fees.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $3,121,594 for the fiscal year ended December 2007. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $132,187,035 at December 31, 2007. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2007.

FINANCIAL HISTORY PROBLEMS

We anticipate difficulties arising from our adverse financial history. These include substantial payables that must be paid or settled, damaged relationships and adverse publicity, and interrupted contracts. These factors may impact our ability to raise needed funds for development of our products. There is no assurance that we can overcome these difficulties.

COMPANY REQUIRES ADDITIONAL FUNDING

If we do not obtain sufficient funds from a private financing we may not be able to continue in business. We may not be able to obtain any such additional financing on favorable acceptable terms, if at all.

NO ASSURANCE THAT A COMMERCIAL PRODUCT WILL BE DEVELOPED TIMELY IF AT ALL.

With the exception of limited commercial production of certain Turbopac(TM) models several years ago, commercial products incorporating our technology are in the development stage. Historically, we have encountered delays in development due to design defects or changes in specifications and we may continue to experience problems which may prevent development of commercial precuts or technology or delay development. In addition we are experiencing difficulties in development as a result of our financial situation. These delays in turn increase the cost of development of products incorporating our technology and affect the timing of commercialization. Moreover delays increase the possibility that our products could be obsolete. Our future revenues depend on sales of products or licensing revenue incorporating our technology. Failure to timely develop any product will ultimately result in cessation of operations.

DEPENDENCE ON KEY EXECUTIVES

The Company will be dependent on the services of John Adams and Jason Meyers. The Company has entered into consulting agreements with a firm that is obligated to provide the services of Mr. Meyers. If, for any reason, however, their services were not available, the Company would be severely adversely affected.

WE HAVE NO SALES AND MARKETING EXPERIENCE.

No products utilizing our technology have been commercially produced. Except for the limited sales of shop (or produced prototypes) products, we have had no sales in the last several years. The sales of prototypes have been treated as a reduction of research and development cost We do not have dedicated sales and marketing professionals who are experienced in dealing with the relevant markets. Company personnel and agents on a part-time basis perform sales and marketing functions along with other duties. We cannot assure you that products are commercially developed that sales will be commercially successful. The failure of sales will have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO HIRE AND RETAIN CONSULTANTS

All our development work as well as other services is performed pursuant to consulting arrangements. There is no assurance that we will be able to obtain and retain these consultants necessary to implementing our business strategy successfully. This is particularly so when funds are not available to pay amounts past due under these arrangements. Mr. Albert Case has recently resigned as a full time consultant but has verbally indicated that he would continue to provide consulting services as needed on a part time basis under a new arrangement to be negotiated. If we do not retain or replace qualified consultants, our ability to further develop our technology will be impaired with the result that our business will be adversely affected. In addition, our historical problems and financial position may make it more difficult to attract personnel.

WE MAY NOT BE ABLE TO DEVELOP COMMERCIALLY VIABLE PRODUCT IF ULTIMATE USERS DO NOT ACCEPT OUR PRODUCTS UTILIZING OUR TECHNOLOGY

If products are developed utilizing our technology our success is dependent upon acceptance by ultimate users in our target markets. If we or any partners are unable to convince our target market of the advantages and viability of our technology, our market potential may be severely limited or non existent.

WE MAY EXPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TESTING PROGRAMS THAT MAY NOT RESULT IN ANY SALES

We may enter into licensing or other arrangements with third parties. Developing relationships with any third party involves lengthy periods of product development and performance evaluation by the third party. During this period, we may provide certain products or services free of charge or at a reduced rate. We also devote a significant amount of time and attention to pursuing these programs in an effort to obtain arrangements to exploit commercialization for products utilizing or incorporating our technology. Third Parties that we conduct joint development work or other proposed arrangements with will be under no obligation to enter into an arrangement and after evaluation may determine not to proceed with an arrangement Accordingly, we may devote substantial time and resources to developing relationships and programs that do not result in commercialization of products incorporating our technology.

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

INCREASED COMPLIANCE COSTS AS A PUBLIC COMPANY MAY BE A BURDEN

Pending actions by the Public Company Accounting Oversight Board and the Securities and Exchange Commission may substantially increase compliance costs under the Sarbanes-OxleyAct in the short term. If the Company fails to act because of a lack of funds then the ability of the Company to operate as a public traded firm could be materially impaired.

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

SUBSTANTIAL DILUTION- FUTURE ISSUANCE OF SHARES

The Company most likely will issue a significant number of additional shares in the future in connection with additional financing and for other purposes. A holder of the Company's common stock may face substantial dilution resulting from future issuances of its securities. Subsequent to December 31, 2007 the holders of a total of $1,251,000 principal amount of convertible notes of the Company have converted or have indicated that they will convert the principal and interest of such notes into 150,576,948 common shares. This includes the conversion of a $100,000 note from February 2008.

CONTROL

Aspatuck Holdings, Ltd beneficially owns a significant number of the outstanding shares, with rights to additional shares, and will retain effective control of the Company.

THE ACCOUNTING TREATMENT OF FUTURE VESTING OF WARRANTS MAY RESULT IN SIGNIFICANT LOSSES

We have approximately 61,000,000 warrants which may vest over the next two or more years upon the continuation of service of the holders and/or the happening of a specific event. Effective January 1, 2005 the Company adopted SFAS 123(R) pursuant to which the warrants will be valued and expensed as vested.

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

ITEM 2. DESCRIPTION OF PROPERTY.

In March 2007, the Company rented a small corporate office in Ventura, California

ITEM 3. LEGAL PROCEEDINGS.

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

PACIFIC BAJA LIQUIDATING TRUST

In September 1999, Pacific Baja Light Metals Corporation, our former, wholly owned subsidiary, filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. ("Bankruptcy Proceeding") In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja. The Trust was seeking, among other matters the re-characterization of Company advances to Pacific Baja as equity and the subordination of unsecured claims against Pacific Baja; the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to the Company on the basis of an allegation of fraudulent transfer; an order that the Company is liable for all of the previous debts of Pacific Baja totaling approximately $7,000,000; and damages and punitive damages against the Company and certain former officers and directors and the former officers and directors of Pacific Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence.The Company settled the bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination of both. Additionally the Company assigned to the Bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers' liability insurance policies. The Bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims. The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

TST, INC.

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

We agreed on the terms of settlement with TST on October 4, 2001. Under the terms of the settlement agreement, we issued 1,000,000 shares of our common stock to Mr. Andrew Stein, the president of TST and 2,000,000 shares of our common stock to TST.

The settlement provided for the immediate entry of judgment against us in the amount of $2,068,079 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja. Any proceeds received by TST or Mr. Stein from the sale of the issued shares to be automatically applied as a credit against that amount of the judgment against us in favor of TST.

TST and Pacific Baja settled the preference payment issue resulting in TST paying $20,000 to Pacific Baja and TST relinquished the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference was recorded as a lawsuit settlement in other income. At December 31, 2007, the Company has included the following amounts in provision for lawsuit settlements.

                                                     Year Ended December 31
                                                  ----------------------------
                                                       2007            2006
                                                  ----------------------------
Settlement amount                                  $2,068,079       $2,068,079
Interest                                           $1,464,653       $1,145,618
Preference payment                                    $83,000          $83,000
Proceeds of stock sale                               ($23,345)        ($23,345)
                                                  ----------------------------
Total                                              $3,592,387       $3,273,352
                                                  ============================

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

The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2007, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

CRESCENT FUND, LLC

A former consultant has filed a complaint in Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to sell the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company has filed an answer and counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud. The Company does not anticipate a liability therefore has not included an amount in the provision for lawsuit settlements. Subsequent to year end the Company agreed in principle to a nonmonetary settlement permitting the plaintiff to retain a majority of its shares but releasing the Company from all liability with any payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the limited activity of the Company in 2007 an annual meeting was not held, therefore, no matters were presented to the security holders.

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

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

                           2007                    2006
                    ------------------------------------------
                     HIGH        LOW         HIGH        LOW
                    ------------------------------------------
First Quarter       $0.066      $ 0.02      $0.018      $ 0.01
Second Quarter      $0.065      $ 0.03      $0.015      $0.006
Third Quarter       $ 0.05      $0.031      $ 0.07      $0.014
Fourth Quarter      $0.056      $0.029      $0.043      $0.016

The source of the high and low price is eSignal Charts and BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As April 30, 2008, there were approximately 458 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of securities occurred during 2007 and were not otherwise reported in our current or quarterly reports.

In the last quarter of 2007, we sold 1 unit of our securities in a private placement. Each unit consisted of $100,000, an 18% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was two cents ($0.02). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $60,000 of principal of the aforesaid notes were converted into 12,000,000 shares of our common stock. These latter shares were issued pursuant to Section 3a(9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

EQUITY COMPENSATION PLAN INFORMATION

The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 7 of our financial statements included in this annual report.

                                                                                        Number of Securities
                                                                                       Remaining Available for
                                                                                        Future Issuance Under
                             Number of Securities to    Weighted-Average Exercise     Equity Compensation Plans
                             be Issued Upon Exercise      Price of Outstanding          (Excluding Securities
                             of Outstanding Options              Options              Reflected in column (a))
Plan Category                        (a)                            (b)                          (c)
---------------------------------------------------------------------------------------------------------------
Equity Compensation Plans      3,564,666 Shares of         $0.09 per Share of              2,122,200 Shares
Approved By Security              Common Stock                Common Stock
Holders

Equity Compensation Plans      89,184,000 Shares of        $0.02 per Share of             27,197,759 Shares
Not Approved By Security         Common Stock *               Common Stock
Holders

* Represents shares subject to (i) 10,984,000 options under plans prior to 2007 and (ii) includes 78,200,000 warrants that are included in consultant contracts, only 9,677,776 of these vested in 2007 and 6,494,444 vested in 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2007 and results of operations for each of the two years ended December 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under
Item I - Business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

                                              Year Ended December 31
                               -------------------------------------------------
                                                                      Percentage
                                   2007               2006             Increase
                                                                      (Decrease)
                               -------------------------------------------------
Total Revenue                     $22,224           $22,224              Nil
Operating Expenses             ($1,791,987)       ($1,337,597)           34%
Net Loss From Operations       ($1,769,763)       ($1,315,373)           35%
Net Other Income (Expenses)    ($1,349,431)        ($401,913)           236%
Net Loss                       ($3,121,594)       ($1,719,686)           82%

NET REVENUE

                                              Year Ended December 31
                               -------------------------------------------------
                                                                      Percentage
                                   2007              2006              Increase
                               -------------------------------------------------
License Fee                      $22,224            $22,224              Nil

We had no revenue in 2007 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2007 and 2006, $22,224 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements.

COSTS OF SALES

We had no sales in 2007 and 2006; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expenses increased from the comparable period in 2006. The primary components of our operating expenses are outlined in the table below:

                                                       Year Ended December 31
                                               ---------------------------------
                                                                      Percentage
                                                 2007        2006      Increase
                                                                      (Decrease)
                                               ---------------------------------
Selling, General and Administrative Expenses   $940,427    $828,166      13.6%
Research and Development Expenses              $524,905    $252,478     107.9%
Litigation Expenses                            $323,743    $255,181      26.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and increased mostly due to non cash warrant expense amount of $289,113 ($137,137 in 2006). (Financial Statement Note 7)

RESEARCH AND DEVELOPMENT

The increase in research and development costs in 2007 is due to increased spending for limited development operations and the increase in the non cash warrant expense amount of $141,271 ($35,226 in 2006). (Financial Statement Note
7) Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our TurboPac-related technology "TurboFlow".

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement as well as additional legal fees to defend a new action discussed in Item 3.

COMPENSATION EXPENSE

For 2007, our stock based compensation for consultants increased to $430,384 from $172,363 for 2006, representing an increase of $258,021 or approximately 150%. During 2006 and 2007, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. Of these warrants, 9,677,776 were vested and reflected as an expense in 2007 compared to warrants to purchase 6,494,444 shares vested in 2006. As a result, we recognized $430,384 of non-employee compensation expense during the year ended December 31, 2007 compared to $172,363 during the year ended December 31, 2006. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

OTHER INCOME (EXPENSE)

                                                          Year Ended December 31
                                                -----------------------------------------
                                                                               Percentage
                                                    2007           2006         Increase
                                                                               (Decrease)
                                                -----------------------------------------
Debt Relief                                      $  561,005      $537,734           4%
                                                -----------------------------------------
Other Expenses
Interest Expense                                   ($57,265)     ($26,122)        119%
Amortization of Discount on Convertible Notes     ($864,485)    ($568,168)         52%
Inducement Expense                                ($988,686)    ($345,357)        186%
                                                -----------------------------------------
Total Other Expenses                            ($1,910,436)    ($939,647)        103%
                                                -----------------------------------------
Net Other Income and Expenses                   ($1,349,431)    ($401,913)        236%
                                                =========================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable.

The Company had other expenses for 2007 of $1,910,436 compared to $939,647 in 2006. As indicated above, these expenses consisted of amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses (Financial Statement Note 4).

NET INCOME / LOSS

Our net loss for the year ended December 31, 2007 increased to $3,121,594 from net loss of $1,719,686 for the year ended December 31, 2006, representing an increase of 82%.

We anticipate for the foreseeable future we will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses..

FINANCIAL CONDITION

CASH AND WORKING CAPITAL


                                                                      Percentage
                                                                       Increase/
                         At December 31, 2007   At December 31, 2006  (Decrease)
                         -------------------------------------------------------
Current Assets                         $3,458                $15,417     (78%)
Current Liabilities               ($8,619,585)           ($7,806,819)     10%
                         -------------------------------------------------------
Working Capital Deficit           ($8,616,127)           ($7,791,402)     11%
                         =======================================================

The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in convertible notes and provision for lawsuit settlements as discussed below.

LIABILITIES

                                                                      Percentage
                                                                       Increase/
                         At December 31, 2007   At December 31, 2006  (Decrease)
                         -------------------------------------------------------
Provisions for Lawsuit
Settlements                        $4,994,173             $4,675,137       7%
Accounts Payable                   $2,132,439             $2,302,417      (7%)
Accrued Liabilities                  $292,000               $444,193     (34%)
Short-Term Loans                   $1,200,973               $385,072     212%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt and payments of debt. Without this settlement of $561,005, accounts payable would have increased due to a lack of funds to pay creditors. Short-term loans increased in connection with our note financing to generate cash. Short-term loans are net of discounts of $199,726 ($422,687 in 2006) and warrant allocation of $53,501 ($4,026 in 2006) which nevertheless represents actual cash obligations (Financial Statement Note 4).

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations may also be conditional upon the forbearance of our creditors.

Included in short-term loans at December 31, 2007 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

Subsequent to December 31, 2007 the holders of a total of $1,251,000 principal amount of convertible notes of the Company have converted or have indicated that they will convert the principal and interest of such notes into 150,576,548 common shares. This includes the conversion of a $100,000 note from February 2008.

CASH FLOWS

                                                           At December 31,
                                                      -----------------------
                                                           2007         2006
                                                           ----         ----
Net Cash provided by (used in) Operating Activities   ($755,371)   ($564,793)
Net Cash provided by Investing Activities              ($11,888)          --
Net Cash provided by (used in) Financing Activities    $755,300     $479,000
                                                      -----------------------
Net Increase (Decrease) in Cash During Period          ($11,959)    ($85,793)
                                                      =======================

CASH USED IN OPERATING ACTIVITIES

The increase in cash used in operating activities was due to the fact that a greater amount of funds were obtained in private financing 2007 compared to 2006 and was utilized substantially for development in 2007 than in 2006.

FINANCING REQUIREMENTS

We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2007 we need substantially more capital to complete development and continue our business. There is no assurance that we will be able to raise the required additional capital. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $132,187,035 at December 31, 2007, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we must seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the year ended December 31, 2007, $22,224 ($22,224 in 2006) of licensing fees was recognized as income.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted the guidance in SAB 108 and it has not had a significant impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FASB 158"). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company's fiscal year ending December 31, 2007. We assessed the potential impact that adoption of FASB 158 would have on our consolidated financial statements and have concluded that there is no material impact as of December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "BUSINESS COMBINATIONS." The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will review the effect of the adoption of this statement.

ITEM 7. FINANCIAL STATEMENTS.

Included at the end of this Annual Report on Form 10-KSB, starting at page F-1, are our audited financial statements for the years ended December 31, 2007 and 2006, which consists of the following:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Balance Sheets as at December 31, 2007 and December 31, 2006.

3. Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006.

4. Consolidated Statements of Capital Deficit for the years ended December 31, 2007 and December 31, 2006.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006.

6.    Notes to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in 2007.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment management identified a material weaknesses in the Company's internal controls over financial reporting due in a significant part to the pervasive effect of the lack of resources, specifically the limited number of personnel involved in the financial reporting including the number of persons that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. These limitations include an inability to segregate functions. Because of this weakness there is a possibility that a material misstatement of the annual financial statements would not have been prevented or detected. Nevertheless the Company's Chief Executive Officer and Chief Financial Officer believed that for the limited operations of the Company internal controls over financial reporting were adequate to provide reasonable assurance of the accuracy of the Company's financial statements at year end. The adverse effect of the material weakness over internal controls, however, will become magnified if the Company increases operations.

Due to the complexity of the accounting for the convertible notes with detachable warrants, there were material additional adjustments made to our annual financial statements prior to their publication in this report as well as interim financial statements after filing. In management's view, this was not the result of a material weakness in internal control but due to the complexity of the accounting rules and their interpretations affecting transactions of this nature.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of May 1, 2008 are as follows:

NAME                AGE
----                ---
Jason Meyers        41         Director and Chairman/ Co-Chief Executive Officer

John Adams          67         President and Co-Chief Executive Officer

Debi Kokinos        55         Chief Financial Officer and Secretary

Mr. Anthony Barclae was a director of the Company at December 31, 2007 but resigned in March 2008 because of health reasons.

As of April 23 2008 Mr. Albert Case resigned as a director of the Company and as the Company's Chief Operating Officer for personal reasons.

Set forth below is a brief description of the background and business experience of our executive officer and directors:

JOHN ADAMS has been our Chief Executive Officer since January 2008. Mr. Adams was President of Chemical Research and Licensing Company, a unit of Shell Oil (NYSE-RDS-A), and Managing Director of CDTECH, a joint venture with Lummus Technology Inc from 1988 until 2007. Prior to that position he worked for Polystar LTD, a Canadian petrochemical company, subsequently acquired by Nova Chemicals (NYSE_NCX). Mr. Adams led the acquisition of CR&L for Polystar. In 1997, CR&L was acquired by Shell Oil. He retired from CR&L in 2007.

JASON MEYERS has been our Chairman of the Board of Directors since September 1, 2005 and Co-Chief Executive Officer, with primary responsibilities for compliance matters since March 2008. Mr. Meyers is an investment banker, based in New York City. Mr. Meyers has extensive experience in re-capitalizing, funding and revitalizing distressed businesses and recruiting management teams. Mr. Meyers has over 17 years of investment and merchant banking experience and has led or participated in the origination and syndication of dozens of private placements and initial public offerings in a broad range of industries including entertainment, technology, healthcare, and financial services.

DEBI KOKINOS, Chief Financial Officer and Corporate Secretary since October 6, 2005. Ms. Kokinos has been with the company since May 2003. Ms. Kokinos has extensive experience in accounting, management, taxation and computer consulting.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors, which is also the audit committee, has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We presently do not have any other committees of the Board of Directors.

COMMITTEES

The Company's Board of Directors has no nominating or other separate committees.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2007 new management did not file reports but these reports are being prepared and will be filed shortly.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2007 and 2006:

                                                    Option/Warrant     All Other
Name and Principal position      Year     Salary      Awards (2)     Compensation     Total
--------------------------------------------------------------------------------------------
Albert F. Case, Jr.,             2007     $96,000       $92,633           -0-       $188,633
President (Chief
Executive Officer) (1)           2006     $96,000       $42,722           -0-       $138,772
--------------------------------------------------------------------------------------------
Jason Meyers                     2007    $120,000      $154,388           -0-       $274,388

                                 2006    $120,000       $71,284           -0-       $191,284
--------------------------------------------------------------------------------------------
Debi Kokinos,                    2007     $77,520       $46,316           -0-       $123,836
Chief Financial
Officer                          2006     $77,520       $21,385           -0-        $98,905
--------------------------------------------------------------------------------------------

(1) Resigned as chief executive officer as of January 1, 2008 and as a director and chief operations officer in April 2008.

(2) Represents, in each case, amounts recognized on vesting of warrants previously granted for financial reporting purposes in the applicable fiscal year. A description of the valuation method is set forth in Note1 and 7 to the Financial Statements. In the case of Mr. Case warrants to purchase 1,600,002 shares and 2,133,336 shares vested in 2006 and 2007 respectively. Warrants to purchase 2,666,664 shares and 3,555,552 shares respectively vested in 2006 and 2007 with respect to Mr. Meyers. In the case of Ms. Kokinos warrants to purchase 800,001, shares and 1,066,668 shares vested in 2006 and 2007 respectively.

COMPENSATION ARRANGEMENTS

The Company has entered into a Consulting Agreement with Mr. Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. Mr. Adams is required to devote such time as is necessary to his position but it is not contemplated the engagement will be fulltime. As compensation to Mr. Adams, the Company issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to repurchase by the Company and will vest in accordance to a vesting schedule. Of such shares 4,000,000 Shares shall be "service based" and 111,111.11 Shares will vest for each month of service. Another 4,000,000 Shares shall be "revenue based" and will vest upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements the recognition of revenue for reflecting the first sale of a production model of a Company product after the date. The final 4,000,000 Shares shall be "EBITA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITA, or earnings before taxes, interest or amortization, of $1,000,000.The unvested Shares shall be subject to repurchase by the Company in accordance with an agreement to be entered into.

On April 1, 2006 we entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC, which is obligated to provide the services of Albert Case to the Company. Albert F. Case, Jr. was our Chief Executive Officer from October 2005 until January 2008 when he assumed the position of Chief Operations Officer. As of April 23 2008 Mr. Albert Case resigned as a director of the Company and as the Company's Chief Operating Officer for personal reasons. He indicated that he would continue to provide consulting services as needed on a part time basis under a new arrangement to be negotiated. Therefore the description below of his engagement will be modified substantially

The Agreement is for a three year term. The Company may terminate the Agreement and convert the Agreement to an employment agreement with Mr. Case. As compensation for Consultant's services, the Company is obligated to pay Consultant a cash fee of not less than $96,000 per annum. As additional consideration Consultant received seven year Warrants (the "Warrants") to purchase 19,200,000 of shares of the common stock of the Company (the "Shares") at an exercise price of $0.0117 per share. Such warrants shall "vest" and may be exercised as follows:

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

      o Warrants to purchase 6,400,000 Shares are "earnings based" and vest in their entirety upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements reflecting EBITA or earnings before taxes, interest or amortization, of $1,000,000 and provided further such sale occurs during the period that Case has provided services pursuant to the consulting agreement or any converted employment agreement.

Jason Meyers and Debi Kokinos, or entities controlled by them, entered into substantially identical agreements, providing for their services as Chairman of the Board and Chief Financial Officer respectively. The agreement for Mr. Meyers calls for annual compensation of $120,000 and the grant of 32,000,000 warrants. Ms. Kokinos is to receive annual compensation of approximately $77,520 and the grant of 9,600,000. Their warrants are divided equally into the same three categories and vesting schedule as the warrants for Stamford Research.

OPTION INFORMATION

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:

                           Number of        Number of
                           Securities       Securities
                           Underlying       Underlying
                          Unexercised      Unexercised
                            Options          Options        Options Exercise       Options
Name                      Exercisable    Not Exercisable         Price         Expiration Date
----------------------------------------------------------------------------------------------
Albert F. Case, Jr. (1)    3,733,335        15,266,665          $0.0117          Mar 31, 2013
Jason Meyers               6,222,216        25,777,780          $0.0117          Mar 31, 2013
Debi Kokinos               1,866,669         7,733,331          $0.0117          Mar 31, 2013
                             400,000                             $0.100          Mar 31, 2014
                             500,000                             $0.020          Jan 27, 2010

(1) In view of Mr. Cases' resignation most of these warrants most likely will terminate.

COMPENSATION OF DIRECTORS

As of December 31, 2007, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31 2008 by: (i) each of our then directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Name and Addressof Beneficial      Amount and Nature of    Percentage of Common
             Owner                  Beneficial Ownership           Stock
--------------------------------------------------------------------------------
Jason Meyers (1) (2)                     77,617,222                14.14%

Aspatuck Holdings Ltd.(1)                69,345,623                12.63%

John Adams (3)                           20,428,474                 3.72%

Albert F. Case, Jr. (4)                   5,109,919                 0.93%

Debi Kokinos (5)                          3,211,114                 0.58%

Salvatore Rutigliano                     31,564,584                 5.75%

Michael Ruffer                           30,207,084                 5.50%

All Officers and Directors as            85,370,352                43.25%
a Group (3 persons)

(1) Includes 69,345,623 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party. The above does not include substantial additional shares Aspatuck Holdings Ltd. may acquire under the Agreement and Plan of Merger described under Item 12 - Certain Relationships and Related Transactions.

(2) Of the above number of shares 7,703,696 shares are subject to warrants owned by Mr. Meyers and presently exercisable within sixty days after March 31, 2008. An additional 24,296,304 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2008

(3) Includes 11,333,333 shares subject to forfeiture and repurchase pursuant to agreements between Mr. Adams and the Company, as well as 700,000 shares subject to warrants presently exercisable.

(4) Represents securities owned by Stamford Research LLC of which Albert F. Case, Jr is the controlling party and beneficial owner. Of the above number of shares 5,109,919 shares are subject to warrants presently exercisable or within sixty days of March 31, 2008. An additional 14,090,081 shares are subject to warrants not presently exercisable or exercisable within sixty days after March 31, 2008. In view of Mr Case's resignation most of these warrants will most likely terminate.

(5) The above ownership consists of shares that are subject to options or stock warrants presently exercisable within after March 31, 2008. An additional 7,288,886 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement") dated as of SEPTEMBER 2005, among it, its wholly owned subsidiary Turbodyne Acquisition Corp. ("Merger Subsidiary" or the "Survivor") and Aspatuck Holdings Nevada, Inc., (the "Nevada"). Nevada was a majority owned subsidiary of Aspatuck Holdings Ltd. ("AHL"). Jason Meyers is the President of AHL. The agreement contemplated the merger of Nevada and Merger Subsidiary with the Survivor as the surviving entity. Prior to the merger, Nevada entered into a consulting agreement with an entity which is obligated to provide the services of Albert Case to the Company.

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

The Company was the beneficiary of the Consulting Agreement dated as of September 1, 2005, between Nevada and Stamford Research LLC, to provide the services of Albert Case who was Company's chief executive officer and is now the chief operations officer. As compensation for Consultant's services hereunder, the Company is to pay Consultant a total of $33,000 payable; $20,000 cash and $13,000 which was paid by the issuance of 1,300,000 shares of the Company's Common Stock based upon market at the time of the merger. The agreement was for a term of 90 days after the merger.

In February 2007 we entered into a patent assignment agreement with four of our consultants relating to the assignment of patent rights. The four consultants, including our President Albert Case, are joint inventors of certain inventions and/or improvements for which they have filed a provisional application in the United States Patent and Trademark Office. Under the terms of the agreement, the co-inventors assigned the rights to the patent application to the Company .The Company was required to pay all accrued and unpaid compensation owed under existing agreements to each inventor and keep payments to them current under such agreements until termination of the patent assignment agreement. We made the required payments and the agreement terminated.

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company. The advances are repayable on demand and bear interest at 5 % per annum. As of December 31, 2007 the Company also owes consulting fees of $225,996 for the services of Jason Meyers.

As of December 31, 2007 the Company also owes Stamford Research, LLC consulting fees of $80,500 for the services of Albert Case.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------
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

10.10       2004 Stock Incentive Plan. (6)

10.12 Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer. (8)

10.13 Settlement and Release Agreement dated September 14, 2004 between the Registrant and John King. (8)

10.14       2005 Stock Incentive Plan

10.15 Consulting Agreement dated April 1, 2006 between the Registrant and Albert F. Case, Jr. (10)

10.16 Consulting Agreement dated January 1, 2008 between the Registrant and John Adams

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

(A) CURRENT REPORTS ON FORM 8-K.

During the quarterly period ended December 31, 2007 we filed the following Form 8-K:

DATE OF FORM 8-K   DATE OF FILING WITH THE SEC     DESCRIPTION OF THE FORM 8-K
----------------   ---------------------------     ---------------------------
December 14, 2007      December 21, 2007       Change in Chief Executive Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods.

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

                                     YEAR ENDED           YEAR ENDED
                                 DECEMBER 31, 2007    DECEMBER 31, 2006
         --------------------------------------------------------------
         Audit Related Fees           $77,165              $108,000
         Tax Fees                        --                $ 21,000
         All Other Fees                  --                    --
         Total                        $77,165              $129,000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment no. 2 to this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Turbodyne Technologies, Inc.

Dated: May 13, 2008                       By: /s/ Jason Meyers
                                              --------------------------
                                              Jason Meyers
                                              Co-Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                              Date
                                -----                              ----

/s/ Jason Meyers                Co-Chief Executive Officer,        May 13, 2008
-----------------------         Director
Jason Meyers

/s/ Debi Kokinos                Chief Financial Officer            May 13, 2008
-----------------------         and Chief Accounting Officer
Debi Kokinos

/s/ John Adams                  Director                           May 13, 2008
-----------------------
John Adams

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

      Statements of Stockholders' Deficit                                    F-6

      Statements of Cash Flows                                               F-7

      Notes to the Financial Statements                                      F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Turbodyne Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2006 and for the year ended have been restated.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $132,187,035 and a total stockholders' deficit of $8,903,668 at December 31, 2007. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuit settlements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Vasquez & Company

Los Angeles, California
April 22, 2008

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                                  2007             2006
                                                                                      (As restated)
                                                                                       (See Note 2)
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                           $       2,786    $      14,745
     Other current assets                                                     672              672
                                                                    -------------    -------------
          TOTAL CURRENT ASSETS                                              3,458           15,417

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                        9,513              537
                                                                    -------------    -------------
TOTAL ASSETS                                                        $      12,971    $      15,954
==================================================================================================
LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Accounts payable                                               $   2,132,439    $   2,302,417
     Accrued liabilities                                                  292,000          444,193
     Provision for lawsuit settlements (Notes  6, 9 and 11)             4,994,173        4,675,137
     Loans payable (Notes 4, 8(g))                                      1,200,973          385,072
                                                                    -------------    -------------
          TOTAL CURRENT LIABILITIES                                     8,619,585        7,806,819

DEFERRED LICENSING FEE                                                    297,054          319,278
                                                                    -------------    -------------
          TOTAL LIABILITIES                                             8,916,639        8,126,097
                                                                    -------------    -------------
STOCKHOLDERS' DEFICIT
     Share Capital (Note 8)
         Authorized
                1,000,000 preferred shares, par value $0.001
                1,000,000,000 common shares, par value $0.001
         Issued
              Preferred shares - 12,675 in 2007 and 2006                       12               12
              Common shares - 380,459,434 in 2007 and 345,316,577
                    In 2006                                               380,460          345,317
     Treasury stock, at cost - 5,278,580 common shares                 (1,963,612)      (1,963,612)
     Additional paid-in capital                                       124,831,388      122,538,462
     Other comprehensive income -
         Foreign exchange translation gain                                 35,119           35,119
     Accumulated deficit                                             (132,187,035)    (129,065,441)
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' DEFICIT                                  (8,903,668)      (8,110,143)
                                                                    -------------    -------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                               $      12,971    $      15,954
==================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31                                             2007             2006
                                                                                     (As restated)
                                                                                      (See Note 2)
-------------------------------------------------------------------------------------------------
LICENSING FEES                                                     $      22,224    $      22,224
                                                                   -------------    -------------
EXPENSES
     Selling, general and administrative (Notes 7, 8 and 9)              940,427          828,166
     Research and developments costs (Notes 7 and 8)                     524,905          252,478
     Litigation expense (Notes 7, 11, 12, 13 and 14)                     323,743          255,181
     Depreciation and amortization                                         2,912            1,772
                                                                   -------------    -------------
         TOTAL EXPENSES                                                1,791,987        1,337,597
                                                                   -------------    -------------
LOSS FROM OPERATIONS                                                  (1,769,763)      (1,315,373)

OTHER INCOME (EXPENSE)
     Interest expense                                                    (57,265)         (26,122)
     Amortization of convertible note discounts and warrants            (864,485)        (568,168)
     Inducement expense for the exercise of warrants                                     (178,500)
     Inducement expense for the conversion of notes payable             (988,686)        (166,857)
     Debt relief                                                         561,005          537,734
                                                                   -------------    -------------
LOSS BEFORE INCOME TAXES                                              (3,119,194)      (1,717,286)
-------------------------------------------------------------------------------------------------
INCOME TAX EXPENSES                                                        2,400            2,400
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                                   $  (3,121,594)   $  (1,719,686)
=================================================================================================
INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED                   $       (0.01)   $        0.00
=================================================================================================
WEIGHTED AVERAGE SHARES USED FOR BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                                            356,903,750      325,726,440
=================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       Preferred Stock         Common Stock              Treasury Stock
                                                       ---------------    ----------------------    -----------------------
                                                       Shares   Amount         Shares     Amount       Shares        Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2006                               12,675   $   12    320,416,577   $320,417    3,878,580   $(1,907,612)
Exercise of warrants                                       --       --     11,900,000     11,900           --            --
Issuance of stock for services                             --       --      5,000,000      5,000           --            --
Conversion of note payable                                 --       --      8,000,000      8,000           --            --
Shares returned from lawsuit settlement                    --       --             --         --    1,400,000       (56,000)
Issuance of warrants to consultants                        --       --             --         --           --            --
Issuance of warrants with convertible notes (Note 2)       --       --             --         --           --            --
Beneficial conversion features of notes (Note 2)           --       --             --         --           --            --
Inducement to convert notes payable (Note 2)               --       --             --         --           --            --
Inducement to exercise warrants (Note 2)                   --       --             --         --           --            --
Net income for the period                                  --       --             --         --           --            --
                                                       --------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006 (AS RESTATED)               12,675   $   12    345,316,577   $345,317    5,278,580   $(1,963,612)
Issuance of stock for services                             --       --      3,000,000      3,000           --            --
Conversion of note payable                                 --       --     32,142,857     32,143           --            --
Issuance of warrants to consultants                        --       --             --         --           --            --
Issuance of warrants with convertible notes (Note 2)       --       --             --         --           --            --
Beneficial conversion features of notes (Note 2)           --       --             --         --           --            --
Inducement to convert notes payable                        --       --             --         --           --            --
Net loss for the period                                    --       --             --         --           --            --
                                                       --------------------------------------------------------------------
Balance, December 31, 2007                             12,675   $   12    380,459,434   $380,460    5,278,580   $(1,963,612)
                                                       ====================================================================

                                                         Additional           Other
                                                            Paid-in   Comprehensive      Accumulated    Stockholders'
                                                            Capital          Income          Deficit         Deficit
                                                       -------------------------------------------------------------
Balance, January 1, 2006                               $120,841,762         $35,119    $(127,345,755)    $(8,056,057)
Exercise of warrants                                        107,100              --               --         119,000
Issuance of stock for services                               45,000              --               --          50,000
Conversion of note payable                                   32,000              --               --          40,000
Shares returned from lawsuit settlement                          --              --               --         (56,000)
Issuance of warrants to consultants                         172,363              --               --         172,363
Issuance of warrants with convertible notes (Note 2)         91,886              --               --          91,886
Beneficial conversion features of notes (Note 2)            902,994              --               --         902,994
Inducement to convert notes payable (Note 2)                166,857              --               --         166,857
Inducement to exercise warrants (Note 2)                    178,500              --               --         178,500
Net income for the period                                        --              --       (1,719,686)     (1,719,686)
                                                       -------------------------------------------------------------
BALANCE, DECEMBER 31, 2006 (AS RESTATED)               $122,538,462         $35,119    $(129,065,441)    $(8,110,143)
Issuance of stock for services                               45,000              --               --          48,000
Conversion of note payable                                  137,857              --               --         170,000
Issuance of warrants to consultants                         430,384              --               --         430,384
Issuance of warrants with convertible notes (Note 2)        173,819              --               --         173,819
Beneficial conversion features of notes (Note 2)            517,180              --               --         517,180
Inducement to convert notes payable                         988,686              --               --         988,686
Net loss for the period                                          --              --       (3,121,594)     (3,121,594)
                                                       -------------------------------------------------------------
Balance, December 31, 2007                             $124,831,388         $35,119    $(132,187,035)    $(8,903,668)
                                                       =============================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                                   2007           2006
                                                                                          As Restated
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                            $(3,121,594)   $(1,719,686)
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Amortization of deferred licensing fees                                (22,224)       (22,224)
        Depreciation and amortization                                            2,912          1,772
        Amortization of convertible note discounts and warrants (Note 2)       864,485        568,168
        Debt conversion expense (Note 2)                                       988,686        345,357
        Gain on settlement of debt                                            (561,005)      (537,734)
        Stock issued for services (Note 9 (c))                                  48,000         50,000
        Warrant compensation                                                   430,384        172,363
        Stock received against litigation expense                                   --        (56,000)
     Increase (decrease) in operating liabilities
         Accounts payable                                                      448,142        348,892
         Accrued liabilities and provision for lawsuit settlements             166,843        284,299
                                                                           -----------    -----------
            Net cash provided by (used in) operating activities               (755,371)      (564,793)
                                                                           -----------    -----------
INVESTING ACTIVITIES
     Purchase of capital asset                                                 (11,888)            --
                                                                           -----------    -----------
                  Net cash provided by (used in) investing activities          (11,888)            --
                                                                           -----------    -----------
FINANCING ACTIVITIES
     Proceeds from loans payable                                               755,300        360,000
     Proceeds from exercise of stock options and warrants                           --        119,000
                                                                           -----------    -----------
            Net cash provided by (used in) financing activities                755,300        479,000
                                                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                (11,959)       (85,793)

CASH, beginning of year                                                         14,745        100,538
                                                                           -----------    -----------
CASH, end of year                                                          $     2,786    $    14,745
=====================================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION

     Beneficial conversion feature of convertible debt                     $   517,180    $   902,994

     Value of warrants issued with convertible debt                            173,819         91,886

     Conversion of notes payable to common stock                               170,000             --
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

DECEMBER 31, 2007 AND 2006

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

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $132,187,035 and a total stockholders' deficit of $8,903,668 at December 31, 2007. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuit settlements. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2007 $22,224 ($22,224 in 2006) of licensing fees was recognized as income.

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

DECEMBER 31, 2007 AND 2006

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

      For the year ended December 31, 2007, 12,675 preferred shares convertible into 1,267,500 shares of common stock, options and warrants to purchase 18,022,000 and 31,292,220 shares of common stock, convertible notes to purchase 144,108,252 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 356,903,750 were included in the denominator for 2007 computation of diluted earnings
      (loss) per share. No other adjustments were made for purposes of per share calculations.

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

DECEMBER 31, 2007 AND 2006

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      INCOME TAXES

      The Company accounts for income taxes under the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

      COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended December 31, 2007 and 2006.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      LEGAL FEES

      The Company expenses legal fees in connection with litigation as incurred.

      NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the United States Securities and Exchange Commission
      (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted the guidance in SAB 108 and it has not had a significant impact on the Company's financial position or results of operations.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

      In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our consolidated financial statements.

      In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FASB 158"). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company's fiscal year ending December 31, 2007. We assessed the potential impact that adoption of FASB 158 would have on our consolidated financial statements and have concluded that there is no material impact as of December 31, 2007.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact, if any, on its consolidated financial statements.

      In December 2007, the FASB issued Statement No. 141 (revised 2007), "BUSINESS COMBINATIONS." The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

      In December, 2007, the FASB issued Statement No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB No. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will review the effect of the adoption of this statement.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

2     RESTATEMENT OF 2006 FINANCIAL STATEMENTS

      The Company is restating its previously issued 2006 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt and related amortization, unrecorded inducement expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion of debt and warrants exercise.

      The effect on the Company's previously issued 2006 financial statements is summarized as follows:

                                                                   Previously
                                                                    Reported
                                    (Original and                   Restated                       Restated
                                       Amendment      Increase     (Amendment       Increase      (Amendment
                                        No. 1)       (Decrease)       No. 2)       (Decrease)       No. 3)
                                    -------------------------------------------------------------------------
TOTAL ASSETS                        $      15,954    $      --    $      15,954    $      --    $      15,954

Loans payable                             811,784     (260,663)         551,121     (166,049)         385,072
Total Current Liabilities               8,233,531     (260,663)       7,972,868     (166,049)       7,806,819
TOTAL LIABILITIES                       8,552,809     (260,663)       8,292,146     (166,049)       8,126,097

Additional paid in capital            121,198,225      934,061      122,132,286      406,176      122,538,462
Accumulated deficit                  (128,151,916)    (673,398)    (128,825,314)    (240,127)    (129,065,441)
TOTAL CAPITAL DEFICIT                  (8,536,855)     260,663       (8,276,192)     166,049       (8,110,143)
STATEMENT OF OPERATIONS
Amortization of convertible notes
 discount relating to -
 Beneficial conversion feature*                --      328,041          328,041      152,267          480,308
 Warrants                                      --           --               --       87,860           87,860
Inducement expense for the
 exercise of warrants                          --      178,500          178,500           --          178,500
Inducement expense for the
 conversion of debt                            --      166,857          166,857           --          166,857
NET LOSS                            $    (806,161)   $(673,398)   $  (1,479,559)   $(240,127)   $  (1,719,686)

      * The Company did not initially recognize the material modification of conversion terms as an extinguishment of debt, resulting in failure to write off unamortized portion of debt discount relating to this extinguished debt.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3     PROPERTY AND EQUIPMENT

      Property and equipment, at cost, is summarized as follows:

                                                             2007          2006
                                                       ------------------------
Machinery and equipment                                $   58,081    $   46,193
Less: accumulated depreciation                            (48,568)      (45,656)
                                                       ------------------------
Net property and equipment                             $    9,513    $      537
                                                       ========================

4.    LOANS PAYABLE

                                                             2007          2006
                                                       ------------------------
Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties             $  138,600    $  148,600

Note payable, 5% per annum                                 46,000        15,000

Note payable, 18% per annum                                33,300            --

Convertible notes payable net of unamortized discount
of $199,726 and $422,687 and warrant valuation of
$53,501 and $4,026 in 2007 and 2006, respectively**       983,073       221,472
                                                       ------------------------
Total Loans Payable                                    $1,200,973    $  385,072
                                                       ========================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

As of December 31, 2007, convertible notes consist of:

                                                  Issued           Issued          Issued          Issued
                                                  through           from            from            From
                                                 September       Nov 06 to      March 07 to      Sep 07 to
                                                   2006            Feb 07          Aug 07          Dec 07           Total
                                               -----------------------------------------------------------------------------
Proceeds from issuances of convertible debt    $    615,000     $    95,000     $   441,000     $   200,000     $  1,351,000
Less: Debt conversions                             (200,000)             --              --              --         (200,000)
                                               -----------------------------------------------------------------------------
                                                    415,000          95,000         441,000         200,000        1,151,000
                                               -----------------------------------------------------------------------------
Discount on convertible debt
      Value allocated to warrants                    88,144           8,041         118,485          51,037          265,707
      Beneficial conversion feature                 521,756          86,959         322,515         148,963        1,080,193
                                               -----------------------------------------------------------------------------
                                                    609,900          95,000         441,000         200,000        1,345,900
      Accumulated amortization of value
         allocated to warrants                      (88,144)         (7,499)        (90,906)        (25,657)        (212,206)
      Accumulated amortization of
         beneficial conversion feature             (476,909)        (81,199)       (247,258)        (75,101)        (880,467)
                                               -----------------------------------------------------------------------------
                                                     44,847           6,302         102,836          99,242          253,227
      Accrued Interest                               54,751           6,051          18,051           6,447           85,300
                                               -----------------------------------------------------------------------------
Net Convertible Debt                           $    424,904     $    94,749     $   356,215     $   107,205     $    983,073
                                               =============================================================================

                                               Lower of 70%
                                               of market or
Original conversion price                      $      0.025     $     0.005     $     0.020     $     0.020               --
Modified conversion price                      $      0.005             N/A             N/A             N/A               --
Interest rate                                             5%              5%              5%             18%              --
Maturity from date of issuance                       1 year          1 year          1 year        6 months               --
Warrants issued                                  12,300,000       1,900,000       8,820,000       4,000,000       27,020,000
Warrants exercised                              (11,900,000)             --              --              --      (11,900,000)
                                               -----------------------------------------------------------------------------
Warrants remaining                                  400,000       1,900,000       8,820,000       4,000,000       15,120,000
                                               -----------------------------------------------------------------------------
Market value of warrants at date of issuance   $    150,884     $    48,863     $   398,872     $   140,612     $    739,233
Assumptions for Black-Scholes valuation of
warrants
      Original exercise price                  $      0.025     $     0.025     $     0.020     $     0.020

      Modified exercise price                  $      0.010             N/A             N/A             N/A
      Term                                          5 years         5 years         5 years         5 years
      Volatility rate                            146% - 151%     153% - 155%     112% - 155%     112% - 155%
      Risk free interest rate                  4.61% - 5.02%   4.45% - 4.69%   4.46% - 5.01%   4.46% - 5.01%

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

      For the years ended December 31, 2007 and 2006, the Company issued $691,000 and $660,000, respectively, of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 13,820,000 and 13,200,000 shares of the Company's common stock, respectively, at $0.025 per share. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

      The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method. For the years ended December 31, 2007 and 2006, amortization of the discount was $864,485 and $568,168, respectively.

      In September 2006, the Company offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at the reduced exercise price of $0.01 by September 30, 2006. In consideration for the reduction of conversion price, the maturity of the notes extended for another year. As a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $988,686 and $345,357 for the years ended December 31, 2007 and 2006, respectively, with a corresponding increase in additional paid in capital.

      As of December 31, 2007, 11,900,000 of the warrants have been exercised.

      The modification of conversion terms was substantial such that it was considered an extinguishment of debt. Accordingly, the unamortized discount on convertible notes was written off and included in total amortization for 2006. Conversion of notes in 2007 and 2006 also resulted in the write off of the corresponding unamortized discount.

      In February 2007, the Company changed the per share conversion price from $0.005 to $0.02 for new lenders.

      The notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes, issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years.

      For the year ended December 31, 2007, the Company recognized $864,485 in interest expense related to the amortization of the value of the detachable warrants and beneficial conversion feature recorded on these convertible notes. As of December 31, 2007, the remaining balance of the beneficial conversion feature was $199,726 and detachable warrants was $53,501.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

5.    INCOME TAXES

      Income tax expense is comprised of the following for the years ended December 31, 2007 and 2006:

                                                          2007            2006
                                                  ----------------------------
      Current
          State                                   $      2,400    $      2,400
                                                  ============================

      Total income tax expense for the years ended December 31, 2007 and 2006 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

                                                          2007            2006
                                                  ----------------------------
      Computed "expected" income tax benefit      $         --    $         --
      Non-deductible stock option compensation         430,384         172,363
      Non-deductible expenses                        1,903,727         673,398
      Non-deductible stock for services                 48,000          50,000
      Change in valuation allowance                 (2,355,111)       (895,761)
                                                  ----------------------------
                                                  $         --    $         --
                                                  ============================

      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

                                                          2007            2006
                                                  ----------------------------
      Deferred tax assets
          Accrued liabilities                     $    139,646    $    177,677
          Reserve for lawsuit settlements            1,997,669       1,870,055
          Fixed Assets                                   3,805              --
          Alternative minimum tax credit                55,000          55,000
          Net operating loss carryover              27,159,140      26,984,770
                                                  ----------------------------
             Gross deferred tax assets              29,355,260      29,087,502
      Less valuation allowance                     (29,355,260)    (29,087,502)
                                                  ----------------------------
      Deferred tax assets, net of valuation
      allowance                                   $         --    $         --
                                                  ============================

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2007 or 2006. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

      At December 31, 2007, the Company had net operating loss carryforwards of approximately $79,000,000 for US income tax purposes, which if not used, will expire between the years 2009 and 2027. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward, which the Company can utilize to offset income for tax purposes in a year in the future.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

6.    COMMITMENTS AND CONTINGENCIES

      a)    Litigation

            In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note 9) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor. TST originally sought damages of approximately $1.8 million.

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

            iii) agreed to the immediate entry of judgment against the Company in the amount of $2,068,079 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment will immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

            iv) any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which has reduced the provision for lawsuit settlement by $23,345.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

6.    COMMITMENTS AND CONTINGENCIES - CONTINUED

      b)    Litigation - Continued

            At December 31, 2007, the Company has included $3,507,387 ($3,190,352 in 2006) in regard to this matter in provision for lawsuit settlements. If it was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST would likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference was recorded as a lawsuit settlement in other income.

                                       Year Ended December 31
                                     --------------------------
                                            2007           2006
                                     --------------------------
            Settlement amount        $ 2,068,079    $ 2,068,079
            Interest                 $ 1,464,653    $ 1,145,618
            Preference payment       $    83,000    $    83,000
            Proceeds of stock sale   ($   23,345)   ($   23,345)
                                     --------------------------
            Total                    $ 3,592,387    $ 3,273,352
                                     ==========================

      c)    Other

            The Company is currently involved in various collection claims and other legal actions (Notes 10 and 13). It is not possible at this time to predict the outcome of some of the legal actions.

      d)    Royalties

            The Company has agreed to pay a royalty equal to 2% of gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used. No royalty payments were made in 2007 and 2006.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

7.    STOCK OPTIONS

      2003 Stock Incentive Plan

      On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2007 and 2006, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

      2004 Nevada Stock Incentive Plan

      On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2007 and 2006, the number of unoptioned shares available for granting of options under the plan was 1,703,500.

      All options granted under the above plans are fully vested and exercisable immediately.

      Valuation-general Black-Scholes

      The determination of fair value of share-based payment awards to employees, directors and non-employees on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

7.    STOCK OPTIONS - CONTINUED

      The following summarizes information relating to stock options issued prior to 2007:

                                                       2006 AND 2007
                                 NON-EMPLOYEES      EMPLOYEES & DIRECTORS          TOTAL
                             -------------------------------------------------------------------
                                         WEIGHTED                WEIGHTED               WEIGHTED
                                          AVERAGE                 AVERAGE                AVERAGE
                                         EXERCISE                EXERCISE               EXERCISE
                               OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS     PRICE
                             -------------------------------------------------------------------
Outstanding at beginning     2,125,000    $  0.08   15,897,000    $  0.06   18,022,000   $  0.06
and end of year

      At December 31, 2007, the following is a summary of stock options outstanding:

                                            Weighted Average   Weighted
                                                   Remaining    Average
                                                 Contractual   Exercise
               Exercise Price       Number      Life (Years)      Price
               --------------------------------------------------------
                        $0.02    7,000,000              2.08      $0.01
                $0.04 - $0.07    1,450,000              4.09       0.04
                $0.09 - $0.10    9,572,000              5.86       0.10
                                ---------------------------------------

                                18,022,000              4.25      $0.06
                                =======================================

      Issuance of Stock Options to Non-employees for Services

      During 2006 and 2007, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. Of these warrants, 9,677,776 were vested and reflected as an expense in 2007 compared to warrants to purchase 6,494,444 shares vested in 2006

      During 2007 the Company using the Black-Scholes model recorded $430,384 ($172,363 in 2006) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $289,113 ($137,137 in 2006) to general and administrative expenses and $141,271 ($35,226 in 2006) to research and development.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

7.    STOCK OPTIONS - CONTINUED

      Issuance of Stock Options to Non-employees for Services - Continued

      The estimated fair value of warrants vested to non-employees during 2007 was between $0.023 and $0.06. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility between 112% and 155%; risk-free interest rate between 4.46% and to 5.05% and an expected life of 7 years.

      The estimated fair value of warrants vested to non-employees during 2006 was between $0.01, and $0.04. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility between 141% and 163%; risk-free interest rate of 2.89% and 3.75% and expected life of 1 year and 5 years.

8.    STOCKHOLDERS' EQUITY

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

      c) During 2007, the Company issued 3,000,000 (5,000,000 in 2006) shares to consultants in consideration for services, at ascribed value of $0.016 ($0.01 in 2006) per share (based on the trading price of the Company's common stock on the agreement date).

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

8.    STOCKHOLDERS' EQUITY - CONTINUED

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

      e) During 2007, the Company issued 35,000,000 shares of common stock. The 35,000,000 included, 32,000,000 were issued for conversion of notes payable, and 3,000,000 shares were issued for services with an ascribed value of $48,000 (based on the trading price of the Company's common stock on the dates service agreements were entered into).

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

            During 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of f) $148,600, which was recorded as loans payable. As of December 31, 2007 the shares have not been issued.

      g)    Stock Purchase Warrants

            At December 31, 2007 and 2006, the Company had 31,292,220 and 9,894,444 stock purchase warrants outstanding and exercisable, respectively. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.02 per share and expiration dates between 2011 and 2014.

            In 2006 and 2007 consulting contracts were signed with a total of 78,200,000 warrants of which only 9,677,776 warrants were vested in 2007 (6,494,444 in 2006). The remaining warrants may vest over the next two or more years upon the continuation of service of the holders and/or the happening of specific events.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

8.    STOCKHOLDERS' EQUITY - CONTINUED

      h)    Stock Purchase Warrants - continued

            Details of share purchase warrants issued and expired are as follows:

                                                                     2007
                                    ---------------------------------------------------------------------
                                           INVESTORS        EMPLOYEES & CONSULTANTS         TOTAL
                                    ---------------------------------------------------------------------
                                                  WEIGHTED               WEIGHTED                WEIGHTED
                                                   AVERAGE                AVERAGE                 AVERAGE
                                                  EXERCISE               EXERCISE                EXERCISE
                                       WARRANTS      PRICE    WARRANTS      PRICE     WARRANTS      PRICE
                                    ---------------------------------------------------------------------
Outstanding at beginning of year      3,400,000   $   0.07   6,494,444   $   0.01    9,894,444   $   0.03
Granted                              13,820,000   $   0.02   9,677,776   $   0.01   23,497,776   $   0.02
Expired                             (2,100,000)   $   0.11           -   $   0.00  (2,100,000)   $    0.1

Warrants outstanding and
exercisable at end of  year          15,120,000   $   0.02  16,172,220   $   0.01   31,292,220   $   0.02

Weighted average fair value of
warrants granted during the year                  $   0.02               $   0.02                $   0.01

            At December 31, 2007, the following is a summary of share purchase warrants outstanding and exercisable:

                                                 Weighted-
                                                   Average      Weighted
                                                 Remaining       Average
                                               Contractual      Exercise
            Exercise Price         Number     Life (Years)         Price
            -------------------------------------------------------------
                $0.01          15,338,892             6.20         $0.01
             0.025 -0.04       15,953,328             4.46         0.022
                            ---------------------------------------------
                               31,292,220             5.31         $0.02
                            ---------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

9.    PACIFIC BAJA BANKRUPTCY

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

DECEMBER 31, 2007 AND 2006

10.   FORMER DIRECTORS

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

      The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2007 and 2006, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

11.   CRESCENT FUND, LLC

      A former consultant has filed a complaint in Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to sell the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company has filed an answer and counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud. The Company does not anticipate a liability therefore has not included an amount in the provision for lawsuit settlements. Subsequent to year end the Company agreed to a nonmonetary settlement permitting the plaintiff to retain a majority of its shares but releasing the Company from all liability with any payments.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

12.   RELATED PARTY TRANSACTIONS

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

      The Company is the beneficiary of the Consulting Agreement dated as of September 1, 2005, between Nevada and Stamford Research LLC, to provide the services of Albert Case who was Company's chief executive officer and is now the chief operations officer. As compensation for Consultant's services hereunder, the Company is to pay Consultant a total of $33,000 payable; $20,000 cash and $13,000 which was paid by the issuance of 1,300,000 shares of the Company's Common Stock based upon market at the time of the merger.

      In February 2007 we entered into a patent assignment agreement with four of our consultants relating to the assignment of patent rights. The four consultants, including our President Albert Case, are joint inventors of certain inventions and/or improvements for which they have filed a provisional application in the United States Patent and Trademark Office. Under the terms of the agreement, the co-inventors assigned the rights to the patent application to the Company .The Company is required to pay all accrued and unpaid compensation owed under existing agreements to each inventor and keep payments to them current under such agreements. Failure to make these payments may result in the return of the Patent to the inventors.

      Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers has advanced an aggregate of $ 46,000 to the Company. The advances are repayable on demand and bear interest at 5 % per annum. As of December 31, 2007 the Company also owes Aspatuck Holdings Ltd consulting fees of $225,996 for the services of Jason Meyers.

      As of December 31, 2007 the Company also owes Stamford Research, LLC consulting fees of $80,500 for the services of Albert Case.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

13.   SUBSEQUENT EVENTS

      CHIEF EXECUTIVE OFFICER

      Subsequent to December 31, 2007 the Company entered into a Consulting Agreement with Mr. John Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. As compensation to Mr. Adams, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be subject to repurchase by the Company and will vest in accordance to a vesting schedule. Of such shares 4,000,000 Shares shall be "service based" and 111,111.11 Shares will vest for each month of service. Another 4,000,000 Shares shall be "revenue based" and the final 4,000,000 Shares shall be "EBITDA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITDA, or earnings before interest, taxes, depreciation or amortization, of $1,000,000.The unvested Shares shall be subject to repurchase by the Company in accordance with an agreement to be entered into.

      RESIGNATION OF BOARD MEMBER AND CHIEF OPERATING OFFICER

      Subsequent to December 31, 2008 Albert F. Case, Jr. resigned from the Board of Directors and as an officer of the Company. The Company is in the process of negotiating the payment of past due consulting fees and the unvested warrants

      NOTES PAYABLE CONVERTING TO COMMON STOCK

      Subsequent to December 31, 2007 the holders of a total of $1,251,000 principal amount of convertible notes of the Company have converted or have indicated that they will convert the principal and interest of such notes into 150,576,948 common shares. This includes the conversion of a $100,000 note from February 2008.