Form 10-Q
period 2008-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2008-05-21
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended MARCH 31, 2008

[ ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                 to
                                   ----------------  -------------------


Commission File Number     000-21391

                          TURBODYNE TECHNOLOGIES, INC.
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 NEVADA                                                    95-4699061
 ------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


36 E. BARNETT STREET, VENTURA, CALIFORNIA                              93001
------------------------------------------                          ----------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:                  (805) 512-9511
                                                                 --------------

                                 NOT APPLICABLE
                 ----------------------------------------------
                     (Former name, former address and former
                 fiscal year end, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non -accelerated filer  |_|                        Smaller reporting company |X|
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 434,582,628 shares of common stock issued and outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   NO  [X]

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                                 MARCH 31, 2008

        PAGE
                                     NUMBER

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2008
                  and December 31, 2007                                        4

           Consolidated Statements of Operations for the three
                  month periods ended March 31, 2008
                  and March 31, 2007                                           5

           Consolidated Statements of Cash Flows for the
                  three month periods ended March 31, 2008
                  and March 31, 2007                                           6

           Notes to the Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis or Plan of Operations         21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         30



Item 4.    Controls and Procedures                                            31

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  32

Item 1A.   Risk Factors                                                      N/A

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        32

Item 3.    Defaults Upon Senior Securities                                   N/A

Item 4.    Submission of Matters to a Vote of Security Holders               N/A

Item 5.    Other Information                                                 N/A

Item 6.    Exhibits                                                           32

SIGNATURES                                                                    33

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                       TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE-MONTH PERIODS ENDED
                       MARCH 31, 2008 AND 2007
                       (UNAUDITED - EXPRESSED IN US DOLLARS)


-------------------------------------------------------------------------------------------------

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEETS
                                                                        (EXPRESSED IN US DOLLARS)



                                                                        MARCH 31      DECEMBER 31
                                                                            2008             2007
-------------------------------------------------------------------------------------------------

  ASSETS                                                              (UNAUDITED)
  CURRENT
   Cash                                                            $          54    $       2,786
   Prepaid expenses and other current assets                                 672              672
                                                                   ------------------------------

        TOTAL CURRENT ASSETS                                                 726            3,458
PROPERTY AND EQUIPMENT, net                                                8,623            9,513
                                                                   ------------------------------

TOTAL ASSETS                                                       $       9,349    $      12,971
=================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                $   2,111,638        2,132,439
   Accrued liabilities                                                   322,167          292,000
   Provision for lawsuit settlements (Note 5)                          5,073,932        4,994,173
   Loans payable (Note 4)                                              1,148,920        1,200,973
                                                                   ------------------------------

        TOTAL CURRENT LIABILITIES                                      8,656,657        8,619,585

DEFERRED LICENSING FEE                                                   291,498          297,054
                                                                   ------------------------------

        TOTAL LIABILITIES                                              8,948,155        8,916,639
                                                                   ------------------------------

STOCKHOLDERS' DEFICIT
   Share Capital (Note 3)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares                                           12               12
          434,582,628 common shares in 2008 (2007 - 380,459,434)         434,583          380,460
   Treasury stock, at cost (5,278,580 shares)                         (1,963,612)      (1,963,612)
   Additional paid-in capital                                        125,876,613      124,831,388
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (133,321,521)    (132,187,035)
                                                                   ------------------------------

        TOTAL STOCKHOLDERS' DEFICIT                                   (8,938,806)      (8,903,668)
                                                                   ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $       9,349    $      12,971
=================================================================================================




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

------------------------------------------------------------------------------------------

                                             TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31 2008 2007
------------------------------------------------------------------------------------------
                                                                             (AS RESTATED)
------------------------------------------------------------------------------------------


LICENSING FEES                                              $       5,556    $       5,556
                                                            ------------------------------

EXPENSES
    Selling, general and administrative                           255,848          235,040
    Research and development costs                                110,558           80,941
    Litigation expense                                             82,065           79,759
    Depreciation and amortization                                     890              537
                                                            ------------------------------

       TOTAL EXPENSES                                             449,361          396,277
                                                            ------------------------------

LOSS FROM OPERATIONS                                             (443,805)        (390,721)

OTHER INCOME (EXPENSE)
   Interest expense                                               (22,030)          (8,990)
   Amortization of discount on convertible notes (Note 4)        (240,194)        (155,902)
   Debt conversion expense (Note 4)                              (426,857)        (422,400)
   Gain on extinguishment of debt                                    --            122,050
                                                            ------------------------------

NET LOSS BEFORE TAXES                                          (1,132,886)        (855,963)

Income tax expense                                                 (1,600)            --
                                                            ------------------------------

NET LOSS FOR THE PERIOD                                     $  (1,134,486)   $    (855,963)
==========================================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $       (0.00)   $       (0.00)
==========================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                   383,241,566      349,272,133
==========================================================================================



         The accompanying notes are an integral part of these unaudited consolidated financial statements.


-----------------------------------------------------------------------------------------

                                             TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE THREE-MONTH PERIODS ENDED MARCH 31                           2008         2007
-----------------------------------------------------------------------------------------
                                                                             (AS RESTATED)
-----------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss for the period                                       $(1,134,486)   $(855,963)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                         (5,556)      (5,556)
      Depreciation and amortization                                      890          537
      Gain on extinguishment of debt                                    --       (122,050)
      Amortization of discount on convertible debt (Note 4)          240,194      155,902
      Stock for services                                             180,000         --
      Debt conversion expense (Note 4)                               426,857      422,400
      Warrant compensation  (Note 3)                                  54,600       87,405
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                        --           --
   Increase (decrease) in operating liabilities
       Accounts payable                                              (20,801)     (28,210)
       Accrued liabilities and provision for lawsuit settlements     132,070       64,349
                                                                   ----------------------
          Net cash used in operating activities                     (126,232)    (281,186)
                                                                   ----------------------

FINANCING ACTIVITIES
   Notes Payable                                                     123,500      356,000
                                                                   ----------------------
          Net cash provided by financing activities                  123,500      356,000
                                                                   ----------------------

NET INCREASE (DECREASE) IN CASH                                       (2,732)      74,814

CASH, beginning of  period                                             2,786       14,745
                                                                   ----------------------
CASH, end of period                                                $      54    $  89,559
=========================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $  54,198    $ 220,587
Value of warrants issued with convertible debt                        24,198       79,896
Conversion of interest and notes payable to common stocks            359,494       60,000
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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

   BASIS OF PRESENTATION

   The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10 and Rule 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2007 and 2006 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

   Results of operations for the interim periods are not indicative of annual results.

   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $133,321,521 at March 31, 2008 and a total capital deficit of $8,938,806 at March 31, 2008. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

   VALUATION OF LONG-LIVED ASSETS

   The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2008 and 2007.

   RECOGNITION OF REVENUE

   License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended March 31, 2008 $5,556 ($5,556 in 2007) of licensing fees was recognized as income.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
   (loss) approximated comprehensive income for the quarter ended March 31, 2008 and 2007.

   NEW ACCOUNTING PRONOUNCEMENTS

   In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of this statement is required effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS 158 has not had a material effect on the Company as it has no defined benefit plans


   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. The Company plans to adopt the provisions of SFAS No. 157 on July 1, 2008 and is currently assessing the impact of the adoption of SFAS No. 157 on its results of operations and financial condition.


   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company plans to adopt the provisions SFAS No. 159 on July 1, 2008 and is currently assessing the impact of the adoption of SFAS No. 159 on its results of operations and financial condition.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED


   In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations.


   Also in December 2007, the FASB issued SFAS No. 160, "Non controlling Interest in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations.


   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


2  RESTATEMENT OF 2007 FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   The Company is restating its previously issued March 31, 2007 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt and related amortization, unrecorded inducement expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion of debt and warrants exercise.


                                      Previously
                                       Reported                        Restated                         Restated
                                    (Original and       Increase      (Amendment         Increase        (Amendment
                                   Amendment No. 1)    (Decrease)       No. 2)          (Decrease)          No. 3)

TOTAL ASSETS                        $      90,231    $        --      $      90,231    $        --      $      90,231

Loans payable                             995,094         (378,210)         616,884          (95,922)         520,962
Total Current Liabilities               8,321,940         (378,210)       7,943,730          (95,922)       7,847,808
TOTAL LIABILITIES                       8,635,662         (378,210)       8,257,452          (95,922)       8,161,530

Additional paid in capital            121,815,108        1,199,983      123,015,091          406,178      123,421,269
Accumulated deficit                  (128,789,376)        (821,772)    (129,611,148)        (310,256)    (129,921,404)
TOTAL CAPITAL DEFICIT                  (8,545,431)         378,210       (8,167,221)          95,922       (8,071,299)

STATEMENT OF OPERATIONS
Amortization of convertible notes
 discount relating to -
 Beneficial conversion feature*           166,857          255,543          422,400             --            422,400
 Warrants                                  85,773             --             85,773           70,129          155,902

NET LOSS                                 (637,459)        (148,374)        (785,834)         (70,129)        (855,963)


   *THE COMPANY DID NOT INITIALLY RECOGNIZE THE MATERIAL MODIFICATION OF CONVERSION TERMS AS AN EXTINGUISHMENT OF DEBT, RESULTING IN FAILURE TO WRITE OFF UNAMORTIZED PORTION OF DEBT DISCOUNT RELATING TO THIS EXTINGUISHED DEBT.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


3. SHARE CAPITAL

   Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

   a) Authorized Capital

      At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

      In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of March 31, 2008, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

      In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

   b) During the three months ended March 31, 2008 the Company issued 54,123,194 shares of common stock, 48,123,194 for conversion of notes and interest payable and 6,000,000 for payment of services. During the three months ended March 31, 2007, the Company issued 12,000,000 shares of common stock for conversion of notes payable.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


3. SHARE CAPITAL - CONTINUED


      GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

      During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 2,169,444 were vested and reflected as an expense for the three months ended March 31, 2008.

      During the three months ended March 31, 2008 the Company recorded $54,600 ($87,405 in 2007) of compensation expense relating to stock warrants issued to non-employees for services rendered during the period.

      The estimated fair value of warrants issued to non-employees during the three months ended March 31, 2008 ranged from $0.0214 to $0.0294. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 101.36% and 157.41%; risk-free interest rate of 2.88%, 2.96% and 3.19% and an expected life of 7 years.

   d) Stock Purchase Warrants

      At March 31, 2008 the Company had 35,461,664 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.016 per share and expiration dates between 2011 and 2015. Details of share purchase warrants for the quarter ended March 31, 2008 are as follows:

                                                           2008

                                   INVESTORS          EMPLOYEES & CONSULTANTS          TOTAL
                           -------------------------------------------------------------------------------

                                          WEIGHTED                   WEIGHTED                  WEIGHTED
                                          AVERAGE                    AVERAGE                   AVERAGE
                                         EXERCISE                    EXERCISE                  EXERCISE
                            WARRANTS       PRICE      WARRANTS        PRICE      WARRANTS       PRICE
                           ----------   ----------- ------------- ------------ ------------ --------------

Outstanding at beginning   15,120,000   $   0.02     16,172,220   $   0.01      31,292,220   $   0.02
of period
Granted                     2,000,000   $   0.02      2,169,444   $   0.01       4,169,444   $   0.02
                           ----------                ----------                 ----------
Warrants outstanding and
exercisable at end of      17,120,000   $   0.02     18,341,664   $   0.01      35,461,664   $   0.02
period
                           ==========                ==========                 ==========
Weighted average fair
value of
warrants granted during                 $   0.02                  $   0.01                   $   0.01
the period
                           =================================================================================

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


3. SHARE CAPITAL - CONTINUED

      At March 31, 2008, the following is a summary of share purchase warrants outstanding and exercisable:

                                              Weighted-
                                               Average             Weighted
                                             Remaining             Average
                                            Contractual            Exercise
   Exercise Price        Number             Life (Years)            Price
------------------- ----------------- ------------------------ ----------------

       $0.01              17,508,336                     6.07            $0.01
    $0.025 - 0.04         17,953,328                     4.29             0.02
                    ----------------- ------------------------ ----------------


                          35,461,664                     5.17            $0.02
                    =================
-------------------------------------------------------------------------------


4. LOANS PAYABLE

                                                                         March 31,   December 31,
                                                                             2008           2007
                                                                      ------------  ------------

Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties                             $  138,600   $  138,600

Note payable, 5% per annum                                                 49,179       46,000

Note payable, 18% per annum                                                56,800       33,300

Convertible notes payable net of unamortized discount of $67,023 and
$24,406 and warrant valuation of $199,726 and $53,501 in 2008
and 2007, respectively**                                                  904,341      983,073
                                                                       ----------   ----------

Total Loans Payable                                                    $1,148,920   $1,200,973
                                                                       ==========   ==========


      ** During the quarter ended March 31, 2008, the Company issued $100,000 convertible notes. The note bears interest at 18% and matures within six months from date of issuance. The Note is convertible, at the option of the holder, to shares of the Company's common stock. The Company also received $23,500 for a short term borrowing from a certain lender payable with interest at 18% per annum.
--------------------------------------------------------------------------------

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------

4. LOANS PAYABLE - CONTINUED

      As of March 31, 2008, convertible notes consist of:


                                             Issued          Issued            Issued         Issued
                                            through          from              from           From
                                            September       Nov 06 to         March 07 to     Sep 07 to
                                              2006            Feb 07            Aug 07         Mar 08            Total
                                          --------------  ---------------   --------------   --------------  --------------

Proceeds from issuances of
convertible debt                           $    615,000     $     95,000     $    441,000     $    300,000     $  1,451,000


Less: Debt conversions                         (380,000)            --           (150,000)           --           (530,000)
                                           ------------     ------------     ------------     ------------     ------------

                                                235,000           95,000          291,000          300,000          921,000
                                           ------------     ------------     ------------     ------------     ------------

Discount on convertible debt

      Value allocated to warrants                88,144            8,041          118,485           75,233          289,903

      Beneficial conversion feature             521,756           86,959          322,515          203,163        1,134,393
                                           ------------     ------------     ------------     ------------     ------------

                                                609,900           95,000          441,000          278,396        1,424,296
      Accumulated amortization
      of value allocated to warrants            (88,144)          (8,041)        (112,896)         (56,416)        (265,497)
      Accumulated amortization of
         beneficial conversion feature         (512,429)         (86,959)        (306,809)        (161,173)      (1,067,370)
                                           ------------     ------------     ------------     ------------     ------------

                                                  9,327              --            21,295           60,807           91,429

      Accrued Interest                           35,553            5,790           19,130           14,297           74,770
                                           ------------     ------------     ------------     ------------     ------------

Net Convertible Debt                       $    261,226     $    100,790     $    288,835     $    253,490     $    904,341
                                           ============     ============     ============     ============     ============

                                              Lower of
                                                70% of
Original conversion price                     market or     $      0.005     $      0.020     $      0.020             --
                                               $0.025

Modified conversion price                  $      0.005              N/A              N/A              N/A             --

Interest rate                                         5%               5%               5%              18%            --

Maturity from date of issuance                   1 year           1 year           1 year         6 months             --


Warrants issued                              12,300,000        1,900,000        8,820,000        6,000,000       29,020,000


Warrants exercised                          (11,900,000)            --               --               --        (11,900,000)
                                           ------------     ------------     ------------     ------------     ------------

Warrants remaining                              400,000        1,900,000        8,820,000        6,000,000       17,120,000
                                           ------------     ------------     ------------     ------------     ------------


Market value of warrants at
date of issuance                           $    150,884     $     48,863     $    398,872     $    182,111     $    780,730

Assumptions for Black-Scholes
valuation of warrants

      Original exercise price              $      0.025     $      0.025     $      0.020     $      0.020


        Modified exercise price            $  0.010           N/A             N/A            N/A
        Term                                 5 years        5 years         5 years        5 years
        Volatility rate                    146% - 151%    153% - 155%     112% - 155%      109% - 155%
        Risk free interest rate           4.61% - 5.02%  4.45% - 4.69%   4.46% - 5.01%    2.93% - 5.01%

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------

4. LOANS PAYABLE - CONTINUED
--------------------------------------------------------------------------------

     For the years ended December 31, 2007 and 2006, the Company issued $691,000 and $660,000, respectively, of convertible notes. For the three months ending March 31, 2008 the Company issued $100,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 13,820,000, 13,200,000 and 2,000,000 shares of the Company's common stock, respectively, at $0.025 per share. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

     The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method. For the years ended December 31, 2007 and 2006, amortization of the discount was $864,485 and $568,168, respectively. For the three months ending March 31, 2008 the amortization of the discount was $240,194.

     In September 2006, the Company offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at the reduced exercise price of $0.01 by September 30, 2006. In consideration for the reduction of conversion price, the maturity of the notes extended for another year. As a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $988,686 and $345,357 for the years ended December 31, 2007 and 2006, respectively, with a corresponding increase in additional paid-in capital. For the three months ending March 31, 2008 the Company recognized an expense of $426,857.

     Prior to the three months ended March 31, 2008, 11,900,000 of the warrants have been exercised.

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

     For the year ended December 31, 2007, the Company recognized $864,485 in interest expense related to the amortization of the value of the detachable warrants and beneficial conversion feature recorded on these convertible notes. As of March 31, 2008, the remaining balance of the beneficial conversion feature was $67,023 and detachable warrants were $24,406.

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


5.COMMITMENTS AND CONTINGENCIES

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

     At March 31, 2008, the Company has included $3,672,147 ($3,592,387 in 2007)
     in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has also been included in the provision for lawsuit settlements.

                                             -----------      -----------
                                            March 31, 2008 December 31, 2007
                                             -----------       -----------

Settlement amount                            $ 2,068,079    $ 2,068,079
                                             $ 1,544,413    $ 1,464,653
Interest
                                             $    83,000    $    83,000
Preference payment
                                             ($   23,345)   ($   23,345)
Proceeds of stock sale
                                             -----------    -----------

Total                                        $ 3,672,147    $ 3,592,387
                                             ===========    ===========

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

       b)   Pacific Baja Bankruptcy

            In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced Chapter 11 bankruptcy proceedings on September 30, 1999
..
            In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja.
            The Company vigorously contested the Complaint until April 22, 2005 when the Company entered into a stipulation for entry of judgment and assignment in the Pacific Baja bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination. Additionally the Company assigned to the bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers liability insurance policies. The bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims.

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

================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2008 AND 2007
--------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES - CONTINUED

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

             The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At March 31, 2008, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Turbodyne" and "our company" mean Turbodyne Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report on Form 10-Q are in U.S. dollars unless otherwise stated.

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

Turbodyne's longer term goal is to be able to work with the vehicle manufacturers to improve new cars' miles per gallon or liters per 100 kilometers. By combining our products with exhaust turbochargers, smaller engines can be used to reduce vehicle weight while maintaining initial acceleration. Also identified were the product requirements we needed to be successful in the vehicle marketplace. These were:-

     1.   Reduce the unit cost,
     2.   Simplify the manufacturing process,
     3.   Increase unit reliability, and
     4.   Reduce electrical power consumption.

In addition, we have substantially reduced the weight of our products and made the control systems smaller and more useful, something that is extremely important for the small engine segment and the retrofit market.

 We believe that these developments provide the Company with potential for substantial growth but this will require investment. We have the following major goals, given appropriate funding:-

     o To have products in the market place by the fourth quarter or before. We are working on three market areas.

     o To get operating income close to, or at breakeven by the first quarter of 2009 or before and positive for all of 2009.

There is no assurance that we will obtain sufficient funding or otherwise be able to achieve our goals.



RESULTS OF OPERATIONS
                                  ------------------------------------------------------------

                                                 First Quarter Ended March 31
                                  ------------------------------------------------------------
                                                                                Percentage
                                         2008                 2007               Increase
                                                                                 (Decrease)
                                  -------------------- -------------------- ------------------
Total Revenue                           $5,556               $5,556                Nil
Operating Expenses                    ($449,361)           ($396,277)              13%
Net Loss from Operations              ($443,805)           ($390,721)              14%
Other Income (expense), net           ($690,681)           ($465,242)             (48%)
                                  ==================== ==================== ==================
Net Loss                            ($1,134,486)           ($855,963)             (33%)
                                  ==================== ==================== ==================


NET REVENUE

                                  ------------------------------------------------------------

                                                 First Quarter Ended March 31
                                  ------------------------------------------------------------
                                                                                Percentage
                                         2008                 2007               Increase
                                  -------------------- -------------------- ------------------

License Fee                             $5,556               $5,556                Nil
                                  ==================== ==================== ==================


We had no revenue in 2008 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the quarters ended March 31, 2008 and 2007, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our productiOn models and enter into commercial arrangements.



COSTS OF SALES

We had no sales in 2008 and 2007; therefore we did not have any costs of sales during any portion of these years

OPERATING EXPENSES

Operating expenses increased from the comparable period in 2007. The primary components of our operating expenses are outlined in the table below:


                                                   First Quarter Ended March 31
                                                  ---------------------------------
                                                                         Percentage
                                                   2008         2007       Increase
                                                                         (Decrease)

Selling, General and Administrative Expenses     $255,848     $235,040     8.92%
Research and Development Expenses                $110,558      $80,941     36.6%
Litigation Expenses                               $82,065      $79,759      2.9%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and including non cash warrant expense amount of $35,795 ($87,405 in 2007). (Financial Statement Note 3)

RESEARCH AND DEVELOPMENT

The increase in research and development costs in 2008 is due to increased spending for limited development operations and the increase in the non cash warrant expense amount of $18,805. For the quarter ending March 31, 2007 the non cash warrant expense was included in selling, general and administrative expenses. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our TurboPac-related technology "TurboFlow".

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement as well as additional legal fees to defend a new action discussed in Financial Statement Note 5.

COMPENSATION EXPENSE

During 2006 and 2007, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. Of these warrants, 2,169,444 were vested and reflected as an expense for the three months ended March 31, 2008. As of December 31, 2007 9,677,776 warrants were vested and reflected as an expense and 6,494,444 shares vested in 2006. Therefore the total vested as of March 31, 2008 was 18,341,664. As a result, we recognized $54,600 of non-employee compensation expense during the quarter ended March 31, 2008 compared to $87,405 during the quarter ended March 31, 2007. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

OTHER INCOME (EXPENSE)

                                                --------------------------------------------
                                                            Quarter Ending March 31
                                                --------------------------------------------
                                                                                  Percentage
                                                    2008           2007           Increase
                                                                                 (Decrease)
                                                ------------ --------------- ---------------
Debt Relief                                          --          $122,050         (100%)
                                                ------------ --------------- ---------------
Other Expenses
Interest Expense                                  ($22,030)       ($8,990)         145%
Amortization of Discount on Convertible Notes    ($240,194)     ($155,902)          54%
Inducement Expense                               ($426,857)     ($422,400)          (1%)
                                                ------------ --------------- ---------------
Income Tax Expense                                  (1,600)         --             100%
                                                ------------ --------------- ---------------
Total Other Expenses                             ($690,681)     ($587,292)         (18%)
                                                ------------ --------------- ---------------
Net Other Income and Expenses                    ($690,681)     ($465,242)         (49%)
                                                ============ =============== ===============


The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable.

The Company had other expenses for the quarter ending March 31, 2008 of $667,051 compared to $587,302 in 2007. As indicated above, these expenses consisted of amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses (Financial Statement Note 7).


NET INCOME / LOSS

Our net loss for the Quarter ending March 31 2008 increased to $1,134,486 from net loss of $855,963 for the Quarter Ending March 31, 2007, representing an increase of 33%. The increase is directly related to the increase in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses since the operating loss increased by $53,084 or 13%.

We believe, however that recent technical developments provide the Company with potential for substantial growth but this will require investment. We have the following major goals, given appropriate funding:

o To have products in the market place by the fourth quarter of 2008 or before. We are working on three market areas.

o To get operating income close to, or at breakeven by the first quarter of 2009 or before and positive for all of 2009.

 If we do not achieve our goals we anticipate for the foreseeable future we will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses.

FINANCIAL CONDITION


CASH AND WORKING CAPITAL

                         --------------------------- --------------------------- -------------------------
                                     March 31, 2008           December 31, 2007         Percentage
                                                                                  Increase / (Decrease)
                         --------------------------- --------------------------- -------------------------
Current Assets                                 $726                      $3,458          (79.0%)
Current Liabilities                    ($8,656,657)                ($8,619,585)            0.4%
                         --------------------------- --------------------------- -------------------------
Working Capital Deficit                ($8,655,931)                ($8,616,127)            0.4%
                         =========================== =========================== =========================


The increase to our working capital deficit was primarily attributable to a decrease in cash and an increase in convertible notes and provision for lawsuit settlements as discussed below.


LIABILITIES

                                     ----------------- ------------------------ ----------------------
                                       March 31, 2008        December 31, 2007         Percentage
                                                                                  Increase/ (Decrease)
                                     ----------------- ------------------------ ----------------------

Provisions for Lawsuit Settlements         $5,073,932               $4,994,173             2%
Accounts Payable                           $2,111,638               $2,132,439            (1%)
Accrued Liabilities                          $322,167                 $292,000           (10%)
Short-Term Loans                           $1,148,920               $1,200,973            (4%)


The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to a settlement of debt with stock and payments of debt. Short-term loans decreased due to the conversion of $330,000 of notes to the Company's common stock. The decrease is offset by additional short term loans of $123,500 in connection with our note financing to generate cash. Short-term loans are net of discounts of $67,023 ($199,726) in 2007) and warrant allocation of $24,406 ($53,501 in 2007) which nevertheless represents actual cash obligations (Financial Statement Note 4).

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations may also be conditional upon the forbearance of our creditors.

Included in short-term loans at March 31, 2008 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

The holders of a total of $921,000 principal amount of convertible notes of the Company have indicated that they will convert the principal and interest of such notes into 102,921,108 common shares.

CASH FLOWS
                                                       -------------------------
                                                             At March 31,
                                                       -------------------------
                                                             2008          2007
                                                             ----          ----
Net Cash provided by (used in) Operating Activities    ($126,232)    ($281,186)
Net Cash provided by (used in) Financing Activities      $123,500      $356,000
Net Increase (Decrease) in Cash During Period            ($2,732)       $74,814


CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to the limited amount of funds available compared to 2007.


FINANCING REQUIREMENTS

We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2008 we need substantially more capital to complete development and continue our business. There is no assurance that we will be able to raise the required additional capital. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We believe, however that recent technical developments provide the Company with potential for substantial growth but this will require investment. We have the following major goals, given appropriate funding:-

o To have products in the market place by the fourth quarter or before. We are working on three market areas.

o To get operating income close to, or at breakeven by the first quarter of 2009 or before and positive for all of 2009.

There is no assurance that we will obtain sufficient funding or otherwise be able to achieve our goals.

CRITICAL ACCOUNTING POLICIES



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


REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the quarter ended March 31, 2008, $5,556 ($5,556 in 2007) of licensing fees was recognized as income.


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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of this statement is required effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS 158 has not had a material effect on the Company as it has no defined benefit plans

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. The Company plans to adopt the provisions of SFAS No. 157 on June 1, 2008 and is currently assessing the impact of the adoption of SFAS No. 157 on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company plans to adopt the provisions SFAS No. 159 on June 1, 2008 and is currently assessing the impact of the adoption of SFAS No. 159 on its results of operations and financial condition..

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, "Non controlling Interest in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its financial position or results of operations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE.

ITEM 4.          CONTROLS AND PROCEDURES.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment management identified material weaknesses in the Company's internal controls over financial reporting due in a significant part to the pervasive effect of the lack of resources, specifically the limited number of personnel involved in the financial reporting including the number of persons that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. These limitations include an inability to segregate functions. Because of this weakness there is a possibility that a material misstatement of the annual financial statements would not have been prevented or detected. Nevertheless the Company's Chief Executive Officer and Chief Financial Officer believed that for the limited operations of the Company internal controls over financial reporting were adequate to provide reasonable assurance of the accuracy of the Company's financial statements at year end. The adverse effect of the material weakness over internal controls, however, will become magnified if the Company increases operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A former consultant has filed a complaint in Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action seeks $200,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to sell the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company has filed an answer and counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud. The Company does not anticipate a liability therefore has not included an amount in the provision for lawsuit settlements. Subsequent to year end the Company agreed to a nonmonetary settlement permitting the plaintiff to retain a majority of its shares but releasing the Company from all liability with any payments.

ITEM 2.  CHANGES IN SECURITIES.

The following issuances of securities occurred during the three months ended March 31, 2008.

During the three months ended March 31, 2008 we sold 1 unit of our securities in a private placement. Each unit consisted of a $100,000, 18% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was two cents ($0.02). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $330,000 of principal of the aforesaid notes were converted into 48,123,194 shares of our common stock. These latter shares were issued pursuant to Section 3a (9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS


  EXHIBIT
  NUMBER
             DESCRIPTION OF EXHIBIT

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TURBODYNE TECHNOLOGIES, INC.


Signature                   TITLE                               DATE
                            -----                               ----

/s/ Jason Meyers            Co-Chief Executive Officer,          May 21,  2008

________________________    Director
Jason Meyers

/s/ Debi Kokinos            Chief Financial Officer             May 21,  2008
_________________________   and Chief Accounting Officer
Debi Kokinos