Form 10-Q
period 2008-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2008-08-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]
Accelerated filer [_]
Non-accelerated filer [_] (do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 480,212,796 shares of common stock issued and outstanding as of AUGUST 5, 2008.

Transitional Small Business Disclosure Format (check one): Yes [_] NO [X]

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                                  JUNE 30, 2008

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 2008 and
               December 31, 2007                                             4

          Consolidated Statements of Operations for the three and six
               month periods ended June 30, 2008 and June 30, 2007           5

          Consolidated Statements of Cash Flows for the six month
               periods ended June 30, 2008 and June 30, 2007                 6

          Notes to the Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis or Plan of Operations         21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         31

Item 4.   Controls and Procedures                                            32

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  33

Item 1A.  Risk Factors                                                       NA

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        33

Item 3.   Defaults Upon Senior Securities                                    NA

Item 4.   Submission of Matters to a Vote of Security Holders                NA

Item 5.   Other Information                                                  NA

Item 6.   Exhibits                                                           33

SIGNATURES                                                                   34

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX-MONTH PERIODS ENDED
            JUNE 30, 2008 AND 2007
            (UNAUDITED - EXPRESSED IN US DOLLARS)

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)

                                                                          JUNE 30      DECEMBER 31
                                                                             2008             2007
--------------------------------------------------------------------------------------------------
ASSETS                                                                (UNAUDITED)
CURRENT
   Cash                                                             $     104,331    $       2,786
   Prepaid expenses and other current assets                                  672              672
                                                                    ------------------------------


        TOTAL CURRENT ASSETS                                              105,003            3,458
PROPERTY AND EQUIPMENT, net                                                 7,733            9,513
                                                                    ------------------------------
TOTAL ASSETS                                                        $     112,736    $      12,971
==================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable                                                 $   2,222,052    $   2,132,439
   Accrued liabilities                                                    335,092          292,000
   Provision for lawsuit settlements (Note 5)                           5,169,643        4,994,173
   Loans payable (Note 4)                                               1,100,274        1,200,973
                                                                    ------------------------------
        TOTAL CURRENT LIABILITIES                                       8,827,061        8,619,585
DEFERRED LICENSING FEE                                                    285,942          297,054
                                                                    ------------------------------
        TOTAL LIABILITIES                                               9,113,003        8,916,639
                                                                    ------------------------------
STOCKHOLDERS' DEFICIT
   Share Capital (Note 3)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares in 2008 and 2007                           12               12
          469,573,046 common shares in 2008 (380,459,434 in 2007)         469,573          380,460
   Treasury stock, at cost (5,278,580 shares)                          (1,963,612)      (1,963,612)
   Additional paid-in capital                                         127,000,280      124,831,388
   Other comprehensive income -
       Foreign exchange translation gain                                   35,119           35,119
   Accumulated deficit                                               (134,541,639)    (132,187,035)
                                                                    ------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (9,000,267)      (8,903,668)
                                                                    ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $     112,736    $      12,971
==================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited - Expressed in US Dollars)

                                                         THREE-MONTH                        SIX-MONTH
                                                        PERIODS ENDED                     PERIODS ENDED
                                                           JUNE 30                           JUNE 30
                                                       2008             2007             2008             2007
--------------------------------------------------------------------------------------------------------------
REVENUE                                                           (Restated)                        (Restated)
     Licensing fees
                                              $       5,556    $       5,556    $      11,112    $      11,112
                                              ----------------------------------------------------------------
              TOTAL REVENUE                           5,556            5,556           11,112           11,112
                                              ----------------------------------------------------------------
EXPENSES
     General and administrative                     174,508          249,159          430,356          484,199
     Research and development                        92,362          144,735          202,920          225,676
     Litigation expense                              98,330           79,765          180,395          159,524
     Depreciation and amortization                      890               --            1,780              537
                                              ----------------------------------------------------------------
         TOTAL EXPENSES                             366,090          473,659          815,451          869,936
                                              ----------------------------------------------------------------
LOSS FROM OPERATIONS                               (360,534)        (468,103)        (804,339)        (858,824)
OTHER INCOME (EXPENSES)
     Interest expense                               (35,602)         (12,323)         (57,632)         (21,313)
     Amortization of discount on
     convertible notes                              (94,382)        (189,574)        (334,576)        (345,476)
     Debt conversion expense                       (729,600)        (256,000)      (1,156,457)        (678,400)
     Gain on extinguishment of debt                      --          109,721               --          231,771
                                              ----------------------------------------------------------------
LOSS BEFORE TAXES                                (1,220,118)        (816,279)      (2,353,004)      (1,672,242)
INCOME TAX EXPENSE                                       --               --           (1,600)              --
                                              ----------------------------------------------------------------
NET LOSS FOR THE PERIOD                       $  (1,220,118)   $    (816,279)   $  (2,354,604)   $  (1,672,242)
                                              ================================================================
Loss per common share
BASIC AND DILUTED                             $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
==============================================================================================================
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     439,581,259      360,833,061      417,896,030      355,084,533
==============================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30                                   2008           2007
---------------------------------------------------------------------------------------------
                                                                                   (Restated)
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss for the period                                         $(2,354,604)   $(1,672,242)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                          (11,112)       (11,112)
      Depreciation and amortization                                      1,780            537
      Gain on extinguishment of debt                                        --       (231,771)
      Amortization of discount on convertible debt (Note 4)            334,576        345,476
      Stock for services                                               189,444             --
      Debt conversion expense (Note 4)                               1,156,457        678,400
      Warrant compensation  (Note 3)                                    95,584        199,203
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                            --             --
   Increase (decrease) in operating liabilities
       Accounts payable                                                 89,613         90,649
       Accrued liabilities and provision for lawsuit settlements       276,307        138,880
                                                                   -----------    -----------
          Net cash used in operating activities                       (221,955)      (461,980)
                                                                   -----------    -----------
FINANCING ACTIVITIES
   Convertible Notes Payable                                           323,500        425,000
   Notes Payable                                                            --         31,000
                                                                   -----------    -----------
          Net cash provided by financing activities                    323,500        456,000
                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                                        101,545         (5,980)
CASH, beginning of  period                                               2,786         14,745
                                                                   -----------    -----------
CASH, end of period                                                $   104,331    $     8,765
=============================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $   122,250    $   318,941
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                          72,250        106,059
CONVERSION OF INTEREST AND NOTES PAYABLE TO COMMON STOCK               622,020        100,000
=============================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Expressed in US Dollars)

JUNE 30, 2008 AND 2007

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

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $134,541,639 and a total capital deficit of $9,000,267 at June 30, 2008. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly-owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems, Inc. and Pacific Baja Light Metals Corp. ("Pacific Baja"). All intercompany accounts and transactions have been eliminated on consolidation.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

                         Computers & Peripherals - 3 years
                         Machinery and equipment - 7 to 15 years
                         Furniture and fixtures  - 5 to 10 years

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

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended June 30, 2008 $5,556 ($5,556 in 2007) of licensing fees was recognized as income.

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

JUNE 30, 2008 AND 2007

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

JUNE 30, 2008 AND 2007

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended June 30, 2008 and 2007.

      NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of this statement is required effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS 158 has not had a material effect on the Company as it has no defined benefit plans.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and did not have an impact on the Company as the Company does not have financial instruments subject to the expanded disclosure requirements of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year delay of the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Company's 2009 fiscal year.

      Effective January 1, 2008, the Company adopted Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159")." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 had no impact on the Company's financial statements as the Company did not elect the fair value option.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

      In December 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations.

      Also in December 2007, the FASB issued Statement No. 160, "Non controlling Interest in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations.

      In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.

      In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the "Hierarchy"). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" ("SAS 69"). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission's (the "SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

      In May 2008, the FASB issued Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60 ("SFAS No. 163"). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company's adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements.

2     RESTATEMENT OF 2007 FINANCIAL STATEMENTS

      The Company is restating its previously issued June 30, 2007 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt and related amortization, unrecorded inducement expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion of debt and warrants exercise.

                                      Previously        Increase
                                       Reported        (Decrease)
                                      (Original)                         Restated
TOTAL ASSETS                        $       9,437    $          --    $       9,437

Loans payable                             690,548           (7,689)         682,859
Total Current Liabilities               8,088,741           (7,689)       8,081,052
TOTAL LIABILITIES                       8,396,907           (7,689)       8,389,218

Additional paid in capital            123,258,888          662,178      123,921,066
Accumulated deficit                  (130,083,194)        (654,489)    (130,737,683)
TOTAL CAPITAL DEFICIT                  (8,387,470)           7,689       (8,379,781)

STATEMENT OF OPERATIONS
Amortization of convertible notes
 discount relating to -
 Beneficial conversion feature*          (101,341)        (215,166)        (316,507)
 Warrants                                 (85,773)          56,804          (28,969)
 Debt conversion expense                 (422,400)        (256,000)        (678,400)
NET LOSS                            $  (1,257,880)   $    (414,362)   $  (1,672,242)

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

3.    SHARE CAPITAL

      Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

      a)    Authorized Capital

            At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

            In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of June 30, 2008, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

            In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

      b) During the six months ended June 30, 2008 the Company issued 89,113,612 shares of common stock, 83,113,612 for conversion of notes and interest payable and 6,000,000 for payment of services. During the six months ended June 30, 2007, the Company issued 20,000,000 shares of common stock for conversion of notes payable.

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

JUNE 30, 2008 AND 2007

3.    SHARE CAPITAL - CONTINUED

            Grant of Stock Options to Non-employees for Services

            During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Of these warrants, 22,044,436 were cancelled due to termination of the consulting contracts and 3,894,443 were vested and reflected as an expense for the six months ended June 30, 2008. The total number of warrants vested from the grant date through June 30, 2008 is 20,066,663, leaving 36,088,901 not vested.

            During the six months ended June 30, 2008 the Company recorded $95,584 ($199,203 in 2007) of compensation expense relating to stock warrants issued to non-employees for services rendered during the period.

            The estimated fair value of warrants vested to non-employees during the six months ended June 30, 2008 ranged from $0.017 to $0.0352. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 101.36% and 157.41%; risk-free interest ranged from 2.88% to 3.68% and an expected life of 7 years.

      d)    Stock Purchase Warrants

            At June 30, 2008 the Company had 41,186,663 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.017 per share and expiration dates between 2011 and 2015. Details of share purchase warrants for the quarter ended June 30, 2008 are as follows:

                                                                  2008

                                     INVESTORS          EMPLOYEES & CONSULTANTS              TOTAL
                               ----------------------------------------------------------------------------
                                            WEIGHTED                    WEIGHTED                   WEIGHTED
                                             AVERAGE                     AVERAGE                    AVERAGE
                                           EXERCISE                     EXERCISE                   EXERCISE
                                 WARRANTS      PRICE      WARRANTS         PRICE      WARRANTS        PRICE
                               ----------------------------------------------------------------------------
Outstanding at beginning of
period                         15,120,000       0.02    16,172,220     $    0.01    31,292,220     $   0.02
Granted                         6,000,000       0.02     3,894,443     $    0.01     9,894,443     $   0.02
                               ----------               ----------                  ----------
Warrants outstanding and
exercisable at end of
period                         21,120,000       0.02    20,066,663     $    0.01    41,186,663     $   0.02
                               ==========               ==========                  ==========
Weighted average fair value
of warrants granted during
the period                                      0.02                   $    0.01                   $   0.01
                               ============================================================================

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

3.    SHARE CAPITAL - CONTINUED

      At June 30, 2008, the following is a summary of share purchase warrants outstanding and exercisable:

                                                  Weighted-
                                                    Average   Weighted
                                                  Remaining    Average
                                                Contractual   Exercise
               Exercise Price        Number    Life (Years)      Price
               -------------------------------------------------------
                   $0.01         19,233,335            5.92      $0.01
                $0.025 - 0.04    21,953,328            4.21       0.02
                                 -------------------------------------
                                 41,186,663            5.00      $0.02
                                 =====================================

4.    LOANS PAYABLE

                                                                       June 30,   December 31,
                                                                           2008           2007
                                                                     -------------------------
Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties                           $  138,600     $  138,600

Note payable, 5% per annum                                               49,754         46,000

Note payable, 18% per annum                                              60,937         33,300

Convertible notes payable net of unamortized discount of $68,756 and $199,726 and warrant valuation of $44,398 and $53,501  in 2008
and 2007, respectively**                                                850,983        983,073
                                                                     -------------------------
Total Loans Payable                                                  $1,100,274     $1,200,973
                                                                     =========================

      ** During the quarter ended June 30, 2008, the Company issued $200,000 convertible notes. The note bears interest at 18% and matures within six months from date of issuance. The Note is convertible, at the option of the holder, to shares of the Company's common stock.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

4.    LOANS PAYABLE - CONTINUED

      As of June 30, 2008, convertible notes consist of:

                                   Issued         Issued        Issued         Issued       Issued        Issued
                                   through         from          from           from         From          From
                                    Sept        Nov 06 to      Mar07 to     Sep 07 to     Jan 08 to      Apr 08 to
                                    2006          Feb 07        Aug 07        Dec 07        Mar 08        Jun 08          Total
                                --------------------------------------------------------------------------------------------------
Proceeds from issuances of
convertible debt                $    615,000    $   95,000    $  441,000    $  200,000    $  100,000    $  200,000    $  1,651,000
Less: Debt conversions              (500,000)      (10,000)     (260,000)           --            --            --        (770,000)
                                --------------------------------------------------------------------------------------------------
                                     115,000        85,000       181,000       200,000       100,000       200,000         881,000
                                --------------------------------------------------------------------------------------------------
Discount on convertible debt
 Value allocated to warrants          88,144         8,041       118,485        51,035        24,198        48,052         337,955
 Beneficial conversion feature       521,756        86,959       322,515       148,965        54,198        68,052       1,202,445
                                --------------------------------------------------------------------------------------------------
                                     609,900        95,000       441,000       200,000        78,396       116,104       1,540,400
 Accumulated amortization of
 value allocated to warrants         (88,144)       (8,041)     (118,341)      (51,035)      (17,550)      (10,446)       (293,557)
 Accumulated amortization of
 beneficial conversion feature      (521,541)      (86,959)     (322,122)     (148,965)      (39,308)      (14,794)     (1,133,689)
                                --------------------------------------------------------------------------------------------------
                                         215            --           537            --        21,538        90,864         113,154
                                --------------------------------------------------------------------------------------------------
 Accrued Interest                     23,788         6,187        15,362        27,300         6,600         3,900          83,137
                                --------------------------------------------------------------------------------------------------
Net Convertible Debt            $    138,573    $   91,187    $  195,825    $  227,300    $   85,062    $  113,036    $    850,983
                                ==================================================================================================
                                       Lower
                                      of 70%
                                   of market
Original conversion price          or $0.025    $    0.005    $    0.020    $    0.020    $    0.020    $    0.020              --
Modified conversion price       $      0.005           N/A           N/A           N/A           N/A           N/A              --
Interest rate                              5%            5%            5%           18%           18%           18%             --
Maturity from date of issuance        1 year        1 year        1 year      6 months      6 months      6 months              --
Warrants issued                   12,300,000     1,900,000     8,820,000     4,000,000     2,000,000     4,000,000      33,020,000
Warrants exercised               (11,900,000)           --            --            --            --            --     (11,900,000)
                                --------------------------------------------------------------------------------------------------
Warrants remaining                   400,000     1,900,000     8,820,000     6,000,000     2,000,000     4,000,000      21,120,000
                                --------------------------------------------------------------------------------------------------
Market value of warrants at
date of issuance                $     50,884    $   48,863    $  398,872    $  140,612    $   41,498    $   67,630
Assumptions for Black-Scholes
valuation of warrants
 Original exercise price        $      0.025    $    0.025    $    0.020    $    0.020    $    0.020    $    0.020
 Modified exercise price        $      0.010           N/A           N/A           N/A           N/A           N/A
 Term                                5 years       5 years       5 years       5 years       5 years       5 years
                                         146%-         153%-         112%-         112%-
 Volatility rate                         151%          155%          155%          155%          109%          107%
                                        4.61%-        4.45%-        4.46%-        2.93%-
 Risk free interest rate                5.02%         4.69%         5.01%         5.01%         2.93%         1.90%

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

4.    LOANS PAYABLE - CONTINUED

      For the years ended December 31, 2007 and 2006, the Company issued $691,000 and $660,000, respectively, of convertible notes. For the six months ended June 30, 2008 the Company issued $300,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 13,820,000, 13,200,000 and 6,000,000 shares of the Company's common stock, respectively, at $0.0250 per share. For the six months ended June 30, 2008 the Company allocated the $300,000 according to the value of the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

      The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method. For the years ended December 31, 2007 and 2006, amortization of the discount was $864,485 and $568,168, respectively. For the six months ended June 30, 2008 the amortization of the discount was $334,576.

      In September 2006, the Company offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at the reduced exercise price of $0.01 by September 30, 2006. In consideration for the reduction of conversion price, the maturity of the notes extended for another year. As a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $988,686 and $345,357 for the years ended December 31, 2007 and 2006, respectively, with a corresponding increase in additional paid in capital. For the six months ending June 30, 2008 the Company recognized an expense of $1,156,457.

      Prior to the six months ended June 30, 2008, 11,900,000 of the warrants have been exercised.

      The modification of conversion terms was substantial such that it was considered an extinguishment of debt. Accordingly, the unamortized discount from the original issuance of the convertible notes was written off and included in total amortization for 2006. At date of original issuance, the debt discount resulting from beneficial conversion feature amounting to $339,980 has been completely replaced with the new beneficial conversion feature arising from the modification of conversion terms.

      In February 2007, the Company changed the per share conversion price from $0.005 to $0.02 for new lenders.

      The notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes, issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at $0.02 per share expiring in five years.

      For the year ended December 31, 2007, the Company recognized $864,485 in interest expense related to the amortization of the value of the detachable warrants and beneficial conversion feature recorded on these convertible notes. As of June 30, 2008, the remaining balance of the beneficial conversion feature was $68,756 and detachable warrants were $44,398.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2006

5     COMMITMENTS AND CONTINGENCIES

      The Company is party to various legal claims and lawsuits that have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

      LITIGATION

      a)    TST, Inc.

            In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note 5(b)) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor. TST agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from the date of entry at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and TST cannot execute on its judgment until Turbodyne either: (a) files a voluntary bankruptcy case; (b) is the subject of an involuntary case; or (c) effects an assignment for the benefit of creditors.

            Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which have reduced the provision for lawsuit settlement by $23,345.

      At June 30, 2008, the Company has included $3,767,858 ($3,592,387 in 2007)
      in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000; therefore $83,000 has also been included in the provision for lawsuit settlements.

                                       June 30, 2008   December 31, 2007
                                       ---------------------------------
              Settlement amount          $ 2,068,079         $ 2,068,079
              Interest                     1,640,124           1,464,653
              Preference payment              83,000              83,000
              Proceeds of stock sale         (23,345)            (23,345)
                                       ---------------------------------
              Total                      $ 3,767,858         $ 3,592,387
                                       =================================

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2007

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

      c)    Former Director

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At June 30, 2008, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2008 AND 2006

5.    COMMITMENTS AND CONTINGENCIES - CONTINUED

      d)    Crescent Fund, LLC

            A former consultant brought an action against the Company in the Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action sought $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing allegedly arising because the Company failed to give plaintiff an opinion to sell the 5,000,000 shares of the Company's common stock received for services. The Company in the action sought the return of such shares and damages based upon plaintiff's breach and fraud based upon the failure to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. The Company did not anticipate any liability and therefore did not include an amount in the provision for lawsuit settlements. The action has been settled pursuant to which the plaintiff retained a majority of the shares and released the Company from all liability with any payments.

      e)    Other

            The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

6.    SUBSEQUENT EVENTS

      Subsequent to June 30, 2008 the Company issued 13,939,740 shares of the Company's common stock to comply with the anti dilution clause of the Agreement and Plan of Merger (the "Agreement") dated September 1, 2005.

      The Agreement among the Company. Turbodyne Acquisition Corp. a wholly owned subsidiary of Parent and Aspatuck Holdings Nevada Inc. provides that "it is the intent of the parties that the Merger Consideration Shares shall constitute 40% of the post merger fully diluted shares outstanding taking into account the issuance of shares of Parent Common Stock in settlement of the Pacific Baja Litigation and other shares relating in any manner to events or transactions prior to the Effective Date." A significant portion of the proceeds of the Company's private placements were used to settle prior obligations of the Company. Based on calculations presented to the board and the terms of the aforesaid Agreement the issuance of aforesaid shares was authorized.

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

Since it took office in September 2005, management has obtained some additional financing and has conducted limited business activity including:

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

Turbodyne's longer term goal is to be able to work with the vehicle manufacturers to improve new cars' miles per gallon or liters per 100 kilometers. By combining our products with exhaust turbochargers, smaller engines can be used to reduce vehicle weight while maintaining initial acceleration. Also identified were the product requirements we needed to be successful in the vehicle marketplace. These were:

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

During the quarter ended June 30, 2008 the Company received an order from American Transportation Systems of Los Angeles, Ca. for the installation and testing of its patented TurboPac. The Company will perform a pilot phase to prove diesel fuel savings and emissions reduction. If the initial pilot phase shows certain improvements in emissions and fuel consumption American Transportation Systems will then purchase a series of TurboPacs that will lead to a retrofit of a select number of vehicles in their fleet of coach transportation and school buses.

RESULTS OF OPERATIONS

                       ---------------------------------------------    ---------------------------------------------
                               Three Months Ended June 30                         Six Months Ended June 30
                       ---------------------------------------------    ---------------------------------------------
                                                          Percentage                                       Percentage
                           2008             2007           Increase         2008              2007           Increase
                                                          (Decrease)                                       (Decrease)
                       ------------     -------------   ------------    ------------     -------------    -----------
Total Revenue               $5,556           $5,556           Nil            $11,112           $11,112          Nil

Operating Expenses       ($366,090)        ($473,659)        (23%)         ($815,451)        ($869,936)         (6%)
                       -----------      ------------                    ------------     -------------

Net Loss from
Operations               ($360,534)        ($468,103)        (23%)         ($804,339)        ($858,824)         (6%)

Other Income
(Expenses)               ($859,584)       ($348,176)         147%        ($1,550,265)        ($813,418)         91%
                       -----------      ------------                    ------------     -------------
Net (Loss)             ($1,220,118)      ($816,279)           49%        ($2,354,604)      ($1,672,242)         41%
                       ============    =============                    ============     =============

NET REVENUE

                       ---------------------------------------------    ---------------------------------------------
                               Three Months Ended June 30                         Six Months Ended June 30
                       ---------------------------------------------    ---------------------------------------------
                                                         Percentage                                       Percentage
                           2008             2007          Increase          2008             2007          Increase
                       ------------     -------------   ------------    ------------     -------------    -----------
License Fee               $5,556           $5,556           Nil           $11,112           $11,112           Nil

We had no revenue in 2008 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the three and six month periods ended June 30, 2008 and 2007, $5,556 and $11,112 of licensing fees was recognized as income, respectively. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements. See discussion above.

COSTS OF SALES

We had no sales in 2008 and 2007; therefore we did not have any costs of sales during any portion of these years

OPERATING EXPENSES

Operating expenses increased from the comparable period in 2007. The primary components of our operating expenses are outlined in the table below:

                                  -----------------------------------       -----------------------------------
                                       Three Months Ended June 30                 Six Months Ended June 30
                                  -----------------------------------       -----------------------------------
                                                           Percentage                                Percentage
                                                            Increase                                  Increase
                                    2008         2007      (Decrease)         2008         2007      (Decrease)
                                  -----------------------------------       -----------------------------------
General and Administrative
Expenses                          $174,508     $249,159       (30%)          $430,356    $484,199       (11%)

Research and Development
Expenses                           $92,362     $144,735       (36%)          $202,920    $225,676       (10%)

Litigation Expenses                $98,330      $79,765        23%          $180, 395    $159,524        13%

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and for the three and six months ended June 30, 2008 included non cash stock compensation expense of $9,444 and $18,111 (Nil in 2007) and non cash warrant expense amount of $31,206 and $66,387 ($71,387 and $159,244 in 2007). (Financial
Statement Note 3) The decrease in costs in 2008 is due to decreased spending for consulting fees and a corresponding decrease in the non cash warrant expense

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2008 is due to decreased spending for consulting fees and a corresponding decrease in the non cash warrant expense amount to $29,197. For the six months ended June 30, 2007 the non cash warrant expense was $39,959. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2007 are associated with the development of our TurboPac-related technology "TurboFlow".

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement as well as additional legal fees to defend a new action discussed in Financial Statement Note 5.

COMPENSATION EXPENSE

During 2006 and 2007, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. The warrants are not expensed until vested. The expense is allocated to selling general and administrative or research and development as appropriate.

Of these warrants, 22,044,436 were cancelled due to termination of the consulting contracts and 3,894,443 were vested and reflected as an expense for the six months ended June 30, 2008. As of December 31, 2007 9,677,776 warrants were vested and reflected as an expense and 6,494,444 shares vested in 2006. Therefore the total vested and expensed as of June 30, 2008 was 20,066,663 warrants. As a result, we recognized $60,403 of non-employee compensation expense during the quarter ended June 30, 2008 compared to $111,796 during the quarter ended June 30, 2007. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

In January 2008 the Company entered a consulting agreement to issue 12,000,000 shares of the Company's common stock as compensation. The shares vest in accordance with a vesting schedule. Of these shares 666,666 have vested as of June 30, 2008. As a result we recognized non cash stock compensation expense of $9,444 and $18,111 (Nil in 2007) for the three and six months ended June 30, 2008.

OTHER INCOME (EXPENSE)

                                    Three Months Ended June 30                    Six Months Ended June 30
                              ------------------------------------      ---------------------------------------
                                                        Percentage                                   Percentage
                                                         Increase                                     Increase
                                 2008         2007      (Decrease)          2008          2007       (Decrease)
                              ------------------------------------      ---------------------------------------
Gain on Extinguishment
of debt                              --     $109,721       (100%)                --      $231,771      (100%)
                              ----------------------                    -------------------------
OTHER EXPENSES
Interest Expense               ($35,602)    ($12,323)       189%           ($57,632)     ($21,313)      170%
Amortization of Discount
on Convertible Notes           ($94,382)   ($189,574)       (50%)         ($334,576)    ($345,476)       (3%)
Inducement Expense            ($729,600)    (256,000)       185%        ($1,156,457)    ($678,400)       70%
Income Tax Expense                   --           --         --             ($1,600)           --       100%
                              ---------------------------------------------------------------------------------
Total Other Expenses          ($859,584)   ($457,897)        88%        ($1,550,265)  ($1,045,189)       48%
                              ---------------------------------------------------------------------------------
Other Income and Expenses     ($859,584)   ($348,176)       147%        ($1,550,265)    ($813,418)       91%
                              =================================================================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable.

The Company had other expenses for the quarter ended June 30, 2008 of $859,584 compared to $457,897 in 2007. As indicated above, these expenses consisted mainly of amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses (Financial Statement Note 7).

NET INCOME / LOSS

Our net loss for the quarter ended June 30 2008 increased to $1,220,118 from net loss of $816,279 for the quarter ended June 30, 2007, representing an increase of 49%. The increase is directly related to the increase in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses since the operating loss decreased by $107,569 or 23%.

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

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                            -----------------------------------------------
                            June 30, 2008    December 31, 2007   Percentage
                                                                  Increase
                            -----------------------------------------------
Current Assets                   $105,003               $3,458     2,936%
Current Liabilities          ($8,827,061)         ($8,619,585)       2%
                            -----------------------------------------------
Working Capital Deficit      ($8,722,058)         ($8,616,127)       1%
                            ===============================================

The increase to our working capital deficit was primarily attributable to an increase in accounts payable, convertible notes and provision for lawsuit settlements as discussed below.

LIABILITIES

                                     --------------------------------------------------------
                                     June 30, 2008    December 31, 2007       Percentage
                                                                         Increase/ (Decrease)
                                     --------------------------------------------------------
Provisions for Lawsuit Settlements      $5,169,643           $4,994,173           4%
Accounts Payable                        $2,222,052           $2,132,439           4%
Accrued Liabilities                       $335,092             $292,000          15%
Short-Term Loans                        $1,100,274           $1,200,973          (8%)

The increase in provision for lawsuits is primarily due to accrued interest on outstanding judgments. Short-term loans decreased due to the conversion of $599,494 of notes and accrued interest to the Company's common stock. The decrease is offset by additional short term loans of $323,500 in connection with our note financing to generate cash. Short-term loans are net of discounts of $68,756 ($199,726 in 2007) and warrant allocation of $44,398 ($53,501 in 2007)
which nevertheless represents actual cash obligations (Financial Statement Note
4).

Included in short-term loans at June 30, 2008 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                         ---------------------
                                                               At June 30,
                                                         ---------------------
                                                              2008        2007
                                                              ----        ----
Net Cash provided by (used in) Operating Activities      ($221,955)  ($461,980)
Net Cash provided by (used in) Financing Activities       $323,500    $456,000
Net Increase (Decrease) in Cash During Period             $101,545     ($5,980)

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

We believe, however that recent technical developments provide the Company with potential for substantial growth but this will require investment. Our major goals, given appropriate funding are discussed above.

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

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the six months ended June 30, 2008, $11,112 ($11,112 in 2007) of licensing fees was recognized as income.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of this statement is required effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS 158 has not had a material effect on the Company as it has no defined benefit plans

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and did not have an impact on the Company as the Company does not have financial instruments subject to the expanded disclosure requirements of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year delay of the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Company's 2009 fiscal year.

Effective January 1, 2008, the Company adopted Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159")." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 had no impact on the Company's financial statements as the Company did not elect the fair value option

In December 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations.

Also in December 2007, the FASB issued Statement No. 160, "Non controlling Interest in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the "Hierarchy"). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" ("SAS 69"). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission's (the "SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60 ("SFAS No. 163"). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company's adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

A former consultant brought an action against us in the Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action sought $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing allegedly arising because we failed to give plaintiff an opinion to sell the 5,000,000 shares of our common stock received for services. The Company in the action sought the return of such shares and damages based upon plaintiff's breach and fraud based upon the failure to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. The Company did not anticipate any liability and therefore did not include an amount in the provision for lawsuit settlements. The action has been settled pursuant to which the plaintiff retained a majority of the shares and released the Company from all liability with any payments.

ITEM 2. CHANGES IN SECURITIES.

The following issuances of securities occurred during the three months ended June 30, 2008.

During the three months ended June 30, 2008 we sold 2 units of our securities in a private placement. Each unit consisted of a $100,000, 18% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was one-half penny ($.005). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition during such quarter $240,000 of principal of the aforesaid notes were converted into 34,990,418 shares of our common stock. These latter shares were issued pursuant to Section 3a (9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                          TURBODYNE TECHNOLOGIES, INC.

Signature                     Title                              Date
---------                     -----                              ----


/s/ Jason Meyers              Co-Chief Executive Officer,        August 14, 2008
---------------------         Director
Jason Meyers


/s/ Debi Kokinos              Chief Financial Officer            August 14, 2008
---------------------         and Chief Accounting Officer
Debi Kokinos