Form 10-Q
period 2008-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2008-11-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 2008

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non -accelerated filer [ ] (do not                 Smaller reporting company [X]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 550,507,401 shares of common stock issued and outstanding as of NOVEMBER 12, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] NO [X]

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 2008

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2008
            and December 31, 2007                                             4

         Consolidated Statements of Operations for the three
            and nine month periods ended September 30, 2008
            and September 30, 2007                                            5

         Consolidated Statements of Cash Flows for the nine
            month periods ended September 30, 2008 and
            September 30, 2007                                                6

         Notes to the Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis or Plan of Operations          21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          31

Item 4.  Controls and Procedures                                             32

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                                   33

Item 1A. Risk Factors                                                        NA

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         33

Item 3.  Defaults Upon Senior Securities                                     NA

Item 4.  Submission of Matters to a Vote of Security Holders                 NA

Item 5.  Other Information                                                   NA

Item 6.  Exhibits                                                            33

SIGNATURES                                                                   34

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE-MONTH PERIODS ENDED
            SEPTEMBER 30, 2008 AND 2007
            (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                     TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEETS
                                                                         (EXPRESSED IN US DOLLARS)

                                                                     SEPTEMBER 30      DECEMBER 31
                                                                             2008             2007
--------------------------------------------------------------------------------------------------
ASSETS                                                                (UNAUDITED)
CURRENT
   Cash                                                             $      13,054    $       2,786
   Prepaid expenses and other current assets                                  672              672
                                                                    ------------------------------
        TOTAL CURRENT ASSETS                                               13,726            3,458

PROPERTY AND EQUIPMENT, net                                                21,168            9,513
                                                                    ------------------------------
TOTAL ASSETS                                                        $      34,894    $      12,971
==================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                 $   2,339,512    $   2,132,439
   Accrued liabilities                                                    353,267          292,000
   Provision for lawsuit settlements (Note 5)                           5,257,378        4,994,173
   Loans payable (Note 4)                                                 464,777        1,200,973
                                                                    ------------------------------
        TOTAL CURRENT LIABILITIES                                       8,414,934        8,619,585

DEFERRED LICENSING FEE                                                    280,386          297,054
                                                                    ------------------------------
        TOTAL LIABILITIES                                               8,695,320        8,916,639
                                                                    ------------------------------
STOCKHOLDERS' DEFICIT
   Share Capital (Note 3)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares in 2008 and 2007                           12               12
          542,513,491 common shares in 2008 (380,459,434 in 2007)         542,514          380,460
   Treasury stock, at cost (5,278,580 shares)                          (1,963,612)      (1,963,612)
   Additional paid-in capital                                         127,774,077      124,831,388
   Other comprehensive income -
       Foreign exchange translation gain                                   35,119           35,119
   Accumulated deficit                                               (135,048,536)    (132,187,035)
                                                                    ------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (8,660,426)      (8,903,668)
                                                                    ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $      34,894    $      12,971
==================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                 TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         (Unaudited - Expressed in US Dollars)
                                                           THREE-MONTH                       NINE-MONTH
                                                           PERIODS ENDED                     PERIODS ENDED
                                                           SEPTEMBER 30                      SEPTEMBER 30
                                                       2008             2007             2008             2007
--------------------------------------------------------------------------------------------------------------
REVENUE                                                            (Restated)                        (Restated)
      Licensing fees
                                              $       5,556    $       5,556    $      16,668    $      16,668
                                              ----------------------------------------------------------------
              TOTAL REVENUE                           5,556            5,556           16,668           16,668
                                              ----------------------------------------------------------------
EXPENSES
     General and administrative                     168,094          250,503          598,451          734,702
     Research and development                        77,703          141,927          280,623          367,603
     Litigation expense                              88,017           80,355          268,412          239,880
     Depreciation and amortization                      890               --            2,670              537
                                              ----------------------------------------------------------------
         TOTAL EXPENSES                             334,704          472,785        1,150,156        1,342,722
                                              ----------------------------------------------------------------
LOSS FROM OPERATIONS                               (329,148)        (467,229)      (1,133,488)      (1,326,054)
OTHER INCOME (EXPENSES)

     Interest expense                                (6,209)         (15,259)         (63,841)         (36,571)
     Amortization of discount on
     convertible notes                              (80,339)        (219,708)        (414,915)        (565,184)
     Debt conversion expense                        (91,200)              --       (1,247,657)        (678,400)
     Gain on extinguishment of debt                      --           76,166               --          307,937
                                              ----------------------------------------------------------------
LOSS BEFORE TAXES                                  (506,896)        (626,030)      (2,859,901)      (2,298,272)

INCOME TAX EXPENSE                                       --               --           (1,600)              --
                                              ----------------------------------------------------------------
NET LOSS FOR THE PERIOD                       $    (506,896)   $    (626,030)   $  (2,861,501)   $  (2,298,272)
                                              ================================================================
Loss per common share

 BASIC AND DILUTED                            $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
==============================================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     496,245,781      366,751,360      442,678,078      320,907,262
==============================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30                             2008           2007
---------------------------------------------------------------------------------------------
                                                                                    (Restated)
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss for the period                                         $(2,861,501)   $(2,298,272)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                          (16,668)       (16,668)
      Depreciation and amortization                                      2,670             --
      Gain on extinguishment of debt                                        --       (307,937)
      Amortization of discount on convertible debt (Note 4)            414,915        565.184
      Stock for services                                                28,111         60.000
      Debt conversion expense (Note 4)                               1,247,657        678,400
      Warrant compensation  (Note 3)                                   119,075        317,799
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                            --             --
   Increase (decrease) in operating liabilities
       Accounts payable                                                387,073        158.354
       Accrued liabilities and provision for lawsuit settlements       379,761        258,348
                                                                   --------------------------
          Net cash used in operating activities                       (298,907)      (584,792)
                                                                   --------------------------
INVESTING ACTIVITIES
   Purchase assets                                                     (14,325)       (11,351)
                                                                   --------------------------
          Net cash used in investing activities                        (14,325)       (11,351)
                                                                   --------------------------
FINANCING ACTIVITIES
   Convertible Notes Payable                                           300,000        622,000
   Notes Payable                                                        23,500
                                                                   --------------------------
          Net cash provided by financing activities                    323,500        622,000
                                                                   --------------------------
NET INCREASE (DECREASE) IN CASH                                         10,268         25,857
CASH, beginning of  period                                               2,786         14,745
                                                                   --------------------------
CASH, end of period                                                $    13,054    $    40,602
=============================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $   122,250    $   318,941
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                     $    72,250    $   106,059
CONVERSION OF CONVERTIBLE DEBT AND INTEREST TO COMMON STOCK        $ 1,281,123    $   100,000
CONVERSION OF SHORT-TERM NOTES AND INTEREST TO COMMON STOCK        $    60,937    $        --
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

SEPTEMBER 30, 2008 AND 2007

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

      BASIS OF PRESENTATION

      The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with the instruction to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2007 and 2006 included in the Company's 10-KSB Annual Report as amended. The Company follows the same accounting policies in the preparation of interim reports.

      Results of operations for the interim periods are not indicative of annual results.

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $135,048,536 and a total capital deficit of $8,660,426 at September 30, 2008. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

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

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

      Computers and peripherals           - 3 years
      Machinery and equipment             - 7 to 15 years
      Furniture and fixtures              - 5 to 10 years

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

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the three months and nine months ended September 30, 2008 $5,556 and $16,668, respectively, ($5,556 and $16,668 in 2007) of licensing fees was recognized as income.

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

SEPTEMBER 30, 2008 AND 2007

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

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" "SFAS 123(R)". SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

SEPTEMBER 30, 2008 AND 2007

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the three months and nine months ended September 30, 2008 and 2007.

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

SEPTEMBER 30, 2008 AND 2007

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

SEPTEMBER 30, 2008 AND 2007

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

2     RESTATEMENT OF 2007 FINANCIAL STATEMENTS

      The Company is restating its previously issued September 30, 2007 consolidated financial statements for the following reasons: unrecorded beneficial conversion feature of convertible debt and related amortization, unrecorded value of detachable warrants issued with the convertible debt and related amortization, unrecorded inducement expense as a result of Company's modification of conversion terms and terms for the exercise of warrants to induce conversion of debt and warrants exercise.

                                       Previously     Increase
                                         Reported    (Decrease)
                                        (Original)                     Restated

TOTAL ASSETS                        $      53,162    $      --    $      53,162

Loans payable                             829,776       87,901          917,677
Total Current Liabilities               8,323,867       87,901        8,411,768
TOTAL LIABILITIES                       8,626,477       87,901        8,714,378

Additional paid in capital            123,600,485      662,177      124,262,662
Accumulated deficit                  (130,613,636)    (750,078)    (131,363,714)
TOTAL CAPITAL DEFICIT                  (8,573,315)     (87,901)      (8,661,216)

STATEMENT OF OPERATIONS
Amortization of convertible notes
 discount relating to -
 Beneficial conversion feature*          (311,234)    (190,008)        (501,242)
 Warrants                                      --      (63,942)         (63,942)
 Debt conversion expense                 (422,400)    (256,000)        (678,400)
NET LOSS                            $  (1,788,322)   $(509,950)   $  (2,298,272)

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

3.    SHARE CAPITAL

      Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

      a)    Authorized Capital

            At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

            In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of September 30, 2008, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

             In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

      b) During the nine months ended September 30, 2008 the Company issued 162,054,057 shares of common stock, 142,114,317 for conversion of notes and interest payable, 13,939,740 for additional merger shares and 6,000,000 for payment of services. During the nine months ended September 30, 2007, the Company issued 20,000,000 shares of common stock for conversion of notes payable.

      c) The Company issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger (the "Agreement") dated September 1, 2005. The Agreement among the Company. Turbodyne Acquisition Corp. a wholly owned subsidiary of Parent and Aspatuck Holdings Nevada Inc. provides that "it is the intent of the parties that the Merger Consideration Shares shall constitute 40% of the post merger fully diluted shares outstanding taking into account the issuance of shares of Parent Common Stock in settlement of the Pacific Baja Litigation and other shares relating in any manner to events or transactions prior to the Effective Date." A significant portion of the proceeds of the Company's private placements were used to settle prior obligations of the Company. Based on calculations presented to the board and the terms of the aforesaid Agreement the issuance of aforesaid shares was authorized.

      d)    Stock Options

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

SEPTEMBER 30, 2008 AND 2007

3.    SHARE CAPITAL - CONTINUED

            Grant of Stock Options to Non-employees for Services

            During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the quarter ended September 30, 2008 are as follows:

                 Total consultant warrants granted            78,200,000
                 Vested prior to January 1, 2008              16,172,220)
                 Vested January through September 2008        (5,263,886)
                 Cancelled January through September 2008     22,044,436)
                                                              ----------
                 Warrants not vested                          34,719,458
                                                              ==========

            During the nine months ended September 30, 2008 the Company recorded $119,075 ($317,799 in 2007) of compensation expense relating to stock warrants issued to non-employees for services rendered during the period.

            The estimated fair value of warrants vested to non-employees during the nine months ended September 30, 2008 ranged from $0.0124 to $0.0352. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility ranging from 91.39% to 157.41%; risk-free interest ranged from 2.88% to 3.68% and an expected life of 7 years.

      e)    Stock Purchase Warrants

            At September 30, 2008 the Company had 42,556,106 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.017 per share and expiration dates between 2011 and 2015. Details of share purchase warrants for the quarter ended September 30, 2008 are as follows: 2008

                                 INVESTORS         EMPLOYEES & CONSULTANTS        TOTAL
                           --------------------------------------------------------------------
                                       WEIGHTED                WEIGHTED                WEIGHTED
                                        AVERAGE                 AVERAGE                 AVERAGE
                                       EXERCISE                EXERCISE                EXERCISE
                             WARRANTS     PRICE      WARRANTS     PRICE      WARRANTS     PRICE
                           --------------------------------------------------------------------
Outstanding at beginning
of period                  15,120,000     $0.02    16,172,220     $0.01    31,292,220     $0.02

Granted                     6,000,000     $0.02     5,263,886     $0.01    11,263,886     $0.02
                           ----------              ----------              ----------
Warrants outstanding and
exercisable at end of
period                     21,120,000     $0.02    21,436,106     $0.01    42,556,106     $0.02
                           ==========              ==========              ==========
Weighted average fair
value of warrants
granted during the period                 $0.02                   $0.01                   $0.01

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

3.    SHARE CAPITAL - CONTINUED

            At September 30, 2008, the following is a summary of share purchase warrants outstanding and exercisable:

                                             Weighted-
                                               Average     Weighted
                                             Remaining      Average
                                           Contractual     Exercise
            Exercise Price       Number   Life (Years)        Price
            -------------------------------------------------------
                $0.01        20,602,778           5.75        $0.01
             $0.025 - 0.04   21,953,328           3.95         0.02
                             --------------------------------------
                             42,556,106           4.82        $0.02
            -------------------------------------------------------

4.    LOANS PAYABLE

                                                                        September    December 31,
                                                                         30, 2008           2007
                                                                       -------------------------
Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties                             $  138,600     $  138,600

Note payable, 5% per annum                                                 50,329         46,000

Note payable, 18% per annum                                                    --         33,300

Convertible notes payable net of unamortized discount of $19,232 and
$199,726 and warrant valuation of $13,580 and $53,501 in 2008
and 2007, respectively                                                    275,848        983,073
                                                                       -------------------------
Total Loans Payable                                                    $  464,777     $1,200,973
                                                                       =========================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

4.    LOANS PAYABLE - CONTINUED

      As of September 30, 2008, convertible notes consist of:

                                   Issued          Issued         Issued          Issued       Issued       Issued
                                  through           from           from            from         From         From
                                    Sept         Nov 06 to       Mar07 to       Sep 07 to     Jan 08 to   Apr 08 to
                                    2006           Feb 07         Aug 07          Dec 07       Mar 08       Jun 08         Total
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from issuances of
convertible debt                $    615,000   $     95,000   $    441,000    $    200,000   $  100,000   $  200,000   $  1,651,000
Less: Debt conversions              (530,000)       (95,000)      (441,000)       (200,000)    (100,000)          --     (1,366,000)
                                ---------------------------------------------------------------------------------------------------
                                      85,000             --             --              --           --      200,000        285,000
                                ---------------------------------------------------------------------------------------------------
Discount on convertible debt
  Value allocated to warrants         88,144          8,041        118,485          51,035       24,198       48,052        337,955
  Beneficial conversion feature      521,756         86,959        322,515         148,965       54,198       68,052      1,202,445
                                ---------------------------------------------------------------------------------------------------
                                     609,900         95,000        441,000         200,000       78,396      116,104      1,540,400
  Accumulated amortization of
  value allocated to warrants        (88,144)        (8,041)      (118,485)        (51,035)     (24,198)     (34,472)      (324,375)
  Accumulated amortization of
  beneficial conversion feature     (521,756)       (86,959)      (322,515)       (148,965)     (54,198)     (48,820)    (1,183,213)
                                ---------------------------------------------------------------------------------------------------
                                          --             --             --              --           --       32,812         32,812
                                ---------------------------------------------------------------------------------------------------
  Accrued Interest                    10,760             --             --              --           --       12,900         23,660
                                ---------------------------------------------------------------------------------------------------
Net Convertible Debt            $     95,760   $         --   $         --    $         --   $       --   $  180,088   $    275,848
                                ===================================================================================================
                                Lower of 70%
                                of market or
Original conversion price       $      0.025   $      0.005   $      0.020    $      0.020   $    0.020   $    0.020             --
Modified conversion price       $      0.005            N/A            N/A             N/A          N/A          N/A             --
Interest rate                              5%             5%             5%             18%          18%          18%            --
Maturity from date of issuance        1 year         1 year         1 year        6 months     6 months     6 months             --
Warrants issued                   12,300,000      1,900,000      8,820,000       4,000,000    2,000,000    4,000,000     33,020,000
Warrants exercised               (11,900,000)            --             --              --           --           --    (11,900,000)
                                ---------------------------------------------------------------------------------------------------
Warrants remaining                   400,000      1,900,000      8,820,000       4,000,000    2,000,000    4,000,000     21,120,000
                                ---------------------------------------------------------------------------------------------------
Market value of warrants at
date of issuance                $    150,884   $     48,863   $    398,872    $    140,612   $   41,498   $   69,572
Assumptions for Black-Scholes
valuation of warrants
  Original exercise price       $      0.025   $      0.025   $      0.020    $      0.020   $    0.020   $    0.020
  Modified exercise price       $      0.010            N/A            N/A             N/A          N/A          N/A
  Term                               5 years        5 years        5 years         5 years      5 years      5 years
  Volatility rate                146% - 151%    153% - 155%    112% - 155%     112% - 155%          109%         107%
  Risk free interest rate       4.61% - 5.02%  4.45% - 4.69%  4.46% - 5.01%   2.93% - 5.01%        2.93%        1.90%

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

4.    LOANS PAYABLE - CONTINUED

      For the years ended December 31, 2007 and 2006, the Company issued $691,000 and $660,000, respectively, of convertible notes. For the nine months ended September 30, 2008 the Company issued $300,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 13,820,000, 13,200,000 and 6,000,000 shares of the Company's common stock, respectively, at $0.0250 per share. For the nine months ended September 30, 2008 the Company allocated the $300,000 according to the value of the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

      The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method. For the years ended December 31, 2007 and 2006, amortization of the discount was $864,485 and $568,168, respectively. For the nine months ended September 30, 2008 the amortization of the discount was $414,915.

      In September 2006, the Company offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at the reduced exercise price of $0.01 by September 30, 2006. In consideration for the reduction of conversion price, the maturity of the notes extended for another year. As a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $988,686 and $345,357 for the years ended December 31, 2007 and 2006, respectively, with a corresponding increase in additional paid in capital. For the nine months ending September 30, 2008 the Company recognized an expense of $1,247,657.

      Prior to the nine months ended September 30, 2008, 11,900,000 of the warrants have been exercised.

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

      The notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes, issued after September 1, 2007, bear interest at 18% and mature within nine months from date of issuance. The warrants are to purchase the Company's common stock at $0.02 per share expiring in five years.

      For the year ended December 31, 2007, the Company recognized $864,485 in interest expense related to the amortization of the value of the detachable warrants and beneficial conversion feature recorded on these convertible notes. As of September 30, 2008, the remaining balance of the beneficial conversion feature was $19,232 and detachable warrants were $13,580.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

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

      At September 30, 2008, the Company has included $3,855,593 ($3,592,387 in
      2007) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000; therefore $83,000 has also been included in the provision for lawsuit settlements. December 31, 2007 September 30, 2008

            Settlement amount                  $2,068,079      $2,068,079

            Interest                            1,727,859       1,464,653

            Preference payment                     83,000          83,000

            Proceeds of stock sale               (23,345)        (23,345)
                                             ----------------------------
            Total                              $3,855,593      $3,592,387
                                             ============================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At September 30, 2008, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2008 AND 2007

5.    COMMITMENTS AND CONTINGENCIES - CONTINUED

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

We believe that these developments provide the Company with potential for substantial growth but this will require investment. We have the following major goals, given timely appropriate funding:-

o To have products in the market place by the first quarter of 2009 or as soon as possible thereafter. We are working on three market areas.

o To get operating income close to, or at breakeven by the second quarter of 2009 or as soon as possible thereafter and positive for the rest of 2009.

There is no assurance that we will obtain sufficient funding or otherwise be able to achieve our goals within the above timeframes if at all.

During the quarter ended June 30, 2008 the Company had entered into an arrangement with American Transportation Systems of Los Angeles, CA for the installation and testing of the Company's patented TurboPac. The arrangement included a pilot phase to prove diesel fuel savings and emissions reduction, and if successful, the purchase by American Transportation Systems of TurboPacs for the retrofit of a select number of vehicles. At this point the Client has not proceeded and we are not certain when and if they will proceed.

RESULTS OF OPERATIONS

                       ------------------------------------------------    -----------------------------------------------
                               Three Months Ended September 30                     Nine Months Ended September 30
                       ------------------------------------------------    -----------------------------------------------
                                                            Percentage                                        Percentage
                             2008             2007           Increase           2008              2007          Increase
                                           (Restated)       (Decrease)                         (Restated)     (Decrease)
                       ------------------------------------------------    -----------------------------------------------
Total Revenue               $5,556           $5,556            Nil             $16,668          $16,668          Nil
Operating Expenses        ($334,704)       ($472,785)         (29%)         ($1,150,156)      ($1,342,722)      (14%)
                       ----------------------------------                  ---------------------------------
Net Loss from
Operations                ($329,148)       ($467,229)         (30%)         ($1,133,488)      ($1,326,054)      (15%)
Other Income
(Expenses)                ($177,748)       ($158,801)          12%          ($1,728,013)       ($972,218)        78%
                       ==================================                  =================================
Net (Loss)                ($506,896)       ($626,030)         (19%)         ($2,861,501)      ($2,298,272)       25%
                       ==================================                  =================================

NET REVENUE

                       ------------------------------------------------    -----------------------------------------------
                               Three Months Ended September 30                     Nine Months Ended September 30
                       ------------------------------------------------    -----------------------------------------------
                                                           Percentage                                         Percentage
                             2008            2007           Increase            2008             2007          Increase
                       ------------------------------------------------    -----------------------------------------------
License Fee                 $5,556          $5,556           Nil               $16,668         $16,668           Nil

We had no revenue in 2008 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the three and nine month periods ended September 30, 2008 and 2007, $5,556 and $16,668 of licensing fees was recognized as income, respectively. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements. See discussion above.

COSTS OF SALES

We had no sales in 2008 and 2007; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expenses decreased from the comparable period in 2007. The primary components of our operating expenses and principal reason for changes are outlined in the table below:

                               -----------------------------------------    -------------------------------------------
                                   Three Months Ended September 30                Nine Months Ended September 30
                               -----------------------------------------    -------------------------------------------
                                                            Percentage                                      Percentage
                                                             Increase                                        Increase
                                  2008          2007        (Decrease)          2008           2007         (Decrease)
                               -----------------------------------------    -------------------------------------------
General and Administrative
Expenses                          $168,094      $250,503      (33%)              $598,451       $734,702     (19%)

Research and Development
Expenses                           $77,703      $141,927      (45%)              $280,623       $367,603     (24%)

Litigation Expenses                $88,017       $80,355       10%               $268,412       $239,880      12%

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses primarily included management compensation costs as well as overhead. The decline of these expenses for the three and nine months ended September 30, 2008 compared to prior periods in 2007 is due to decreased spending for consulting fees due to lack of financing as well as a corresponding decrease in the non cash warrant expense. Management compensation costs included non cash (i) stock compensation expense of $10,000 and $28,111 for the three months and nine months ended September 30, 2008 compared to none in 2007 and (ii) warrant expense of $19,822 and $86,209 for the three months and nine months ended September 30, 2008 compared to $64,390 and $225,444 in prior periods of 2007. (Financial Statement Note 3). These non cash expenses are discussed in "Compensation Expense" below.

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2008 for the three months and nine months ended September 30, 2008 is due to decreased spending for consulting fees due to lack of financing as well as a corresponding decrease in the non cash warrant expense. The amount of the latter was $3,669 and $32,866 for the three months and nine months ended September 30, 2008 compared to $66,200 and $92,355, respectively, for the prior periods. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2008 are associated with the development of our TurboPac-related technology.

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement as well as additional legal fees to defend a new action discussed in Financial Statement Note 5.

COMPENSATION EXPENSE

During 2006 and 2007, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. The warrants are not expensed until vested. The expense is allocated to selling general and administrative or research and development as appropriate as discussed above.

Of these warrants, 22,044,436 were cancelled due to termination of the consulting contracts and 5,263,886 were vested and reflected as an expense for the nine months ended September 30, 2008. The total vested and expensed from the grant date through September 30, 2008 was 21,436,106 warrants. We recognized $119,075 of non-employee compensation expense during the nine months ended September 30, 2008 compared to $317,799 during the nine months ended September 30, 2007. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

In January 2008 the Company entered a consulting agreement to issue 12,000,000 shares of the Company's common stock as compensation. The shares vest in accordance with a vesting schedule. Of these shares 1,000,000 have vested as of September 30, 2008. As a result we recognized non cash stock compensation expense of $10,000 and $28,111 (Nil in 2007) for the three and nine months ended September 30, 2008. Subsequent to September 30, 2008 the 1,000,000 shares were issued.

OTHER INCOME (EXPENSE)

                           -------------------------------------------   ----------------------------------------------
                                Three Months Ended September 30                 Nine Months Ended September 30
                           -------------------------------------------   ----------------------------------------------
                                                           Percentage                                       Percentage
                                                            Increase                                         Increase
                               2008           2007         (Decrease)         2008             2007         (Decrease)
                                           (Restated)                                       (Restated)
                           -------------------------------------------   ----------------------------------------------
Gain on Extinguishment
of debt
                                       -        $76,166     (100%)                   --        $307,937       (100%)
                           ----------------------------                  -------------------------------
OTHER EXPENSES

Interest Expense                ($6,209)      ($15,259)     (59%)              ($63,841)       ($36,571)        75%

Amortization of Discount
on Convertible Notes           ($80,339)     ($219,708)     (63%)             ($414,915)      ($565,184)       (27%)

Inducement Expense             ($91,200)            --       --             ($1,247,657)      ($678,400)        84%

Income Tax Expense                   --             --       --                 ($1,600)             --        100%
                           --------------------------------------------------------------------------------------------
Total Other Expenses          ($177,748)     ($234,967)     (24%)           ($1,728,013)    ($1,280,155)        35%
                           --------------------------------------------------------------------------------------------
Other Income and Expenses     ($177,748)     ($158,801)     (12%)           ($1,728,013)      ($972,218)        78%
                           ============================================================================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable.

The Company had other expenses for the quarter ended September 30, 2008 of $177,748 compared to $1,728,013 in 2007. As indicated above, these expenses consisted mainly of amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses (Financial Statement Note 4).

The Company continues to negotiate with our creditors and trade debt holders to settle accounts payable. If achieved, in an amount below the recorded amount, could result in debt extinguishment income.

NET INCOME / LOSS

Our net loss for the quarter ended September 30 2008 decreased to $506,896 from net loss of $626,030 for the quarter ended September 30, 2007, representing a decrease of 19%. The decrease is directly related to the decrease in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses since the operating loss decreased by $138,081 or 30%.

We believe, however that recent technical developments provide the Company with potential for substantial revenue in three market areas but this will require funding. Given appropriate funding we believe we could have the product in the marketplace by the first quarter of 2009 and achieve operating income close to, or at breakeven by the second quarter of 2009 and positive for the rest of 2009. To the extent funding is delayed these goals will be delayed. We will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                          ------------------------------------------------------
                          September 30, 2008    December 31, 2007     Percentage
                                                                       Increase
                          ------------------------------------------------------
Current Assets                      $13,726               $3,458         297%
Current Liabilities             ($8,414,934)         ($8,619,585)        (2%)
                          ------------------------------------------------------
Working Capital Deficit         ($8,401,208)         ($8,616,127)        (2%)
                          ======================================================

The decrease to our working capital deficit was primarily attributable to a decrease in convertible notes outstanding since the accounts payable, accrued liabilities and provision for lawsuit settlements all increased as discussed below.

LIABILITIES

                                     ------------------------------------------------------------
                                     September 30, 2008   December 31, 2007       Percentage
                                                                             Increase/ (Decrease)
                                     ------------------------------------------------------------
Provisions for Lawsuit Settlements           $5,257,378          $4,994,173           5%
Accounts Payable                             $2,339,512          $2,132,439          10%
Accrued Liabilities                            $353,267            $292,000          21%
Short-Term Loans                               $464,777          $1,200,973         (61%)

The increase in provision for lawsuits is primarily due to accrued interest on outstanding judgments. Short-term loans decreased due to the conversion of $1,281,123 of notes and accrued interest to the Company's common stock. The decrease is offset by additional short term loans of $323,500 in connection with our note financing to generate cash. Short-term loans are net of discounts of $19,232 ($199,726 in 2007) and warrant allocation of $13,580 ($53,501 in 2007)
which nevertheless represents actual cash obligations (Financial Statement Note
4).

Included in short-term loans at September 30, 2008 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS
                                                       -------------------------
                                                         At September 30,
                                                       -------------------------
                                                             2008          2007
                                                             ----          ----
                                                                      (Restated)
Net Cash provided by (used in) Operating Activities     ($298,907)    ($584,792)
Net Cash provided by (used in) Investing Activities      ($14,325)     ($11,351)
Net Cash provided by (used in) Financing Activities      $323,500      $622,000
Net Increase (Decrease) in Cash During Period             $10,268       $25,857

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

CRITICAL ACCOUNTING POLICIES

STOCK BASED COMPENSATION

We account for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share Based Payment" "SFAS 123(R)". SFAS No. 123R requires us to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the nine months ended September 30, 2008, $16,668 ($16,668 in 2007) of licensing fees was recognized as income.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES.

The following issuances of securities occurred during the three months ended September 30, 2008.

During the three months ended September 30, 2008 $596,000 of principal of the Companies 18% convertible notes were converted into 52,907,029 shares of our common stock at a conversion price of either one-half penny ($0.005) or two cents ($0.02) per share. These shares were issued pursuant to Section 3a (9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

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

                          TURBODYNE TECHNOLOGIES, INC.

Signature                 Title                             Date
---------                 -----                             ----

/s/ Jason Meyers          Co-Chief Executive Officer        November 14, 2008
                          and Director

/s/ Debi Kokinos          Chief Financial Officer           November 14, 2008
                          and Chief Accounting Officer