Form 10-K
period 2008-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2009-04-15
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
[X]      Annual Report Pursuant To Section 13 Or 15(d) Of
         The Securities Exchange Act Of 1934

         For the fiscal year ended DECEMBER 31, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of the Securities Exchange Act Of 1934

         For the transition period from _____ to _____

COMMISSION FILE NUMBER:     000-21391

                          TURBODYNE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

              NEVADA                                       95-4699061
              ------                                       ----------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

        6 EAST BARNETT STREET
        VENTURA, CALIFORNIA                                  93001
        -------------------                                  -----
(Address of principal executive offices)                   (Zip Code)


    (805) 512-9511
    --------------
Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act: NONE.
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:
                                                  COMMON STOCK, PAR VALUE $0.001
                                                  ------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.              [  ]Yes          [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    [  ]Yes           [X] No

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 [ ]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [   ]               Accelerated filer [ ]
Non-accelerated filer       [   ] (Do not check if a smaller reporting company)
Smaller reporting company   [ X ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          [ ]Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: $17,843,776 as of June 30, 2008

As of April 13, 2009, 549,513,491 shares of Turbodyne Technologies, Inc. common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                           TURBODYNE TECHNOLOGIES, INC.
                                                     FORM 10-K

                                                       INDEX

                                                                            PAGE
PART I

Item 1.    Description of Business............................................ 5

Item 1A.   Risk Factors.......................................................11

Item 1B.    Unresolved Staff Comments.........................................16

Item 2.    Description of Property. ..........................................17

Item 3.    Legal Proceedings. ................................................17

Item 4.    Submission of Matters to a Vote of Security Holders. ..............19

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities. ..........................20

Item 6.    Selected Financial Data............................................22

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ............................................23

Item 7A. Quantitative and Qualitative Disclosures of Market Risk..............30

Item 8.  Financial Statements and Supplementary Data. ........................30

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure. .............................................31

Item 9A.  Controls and Procedures. ...........................................31

Item 9B.  Other Information...................................................32

PART III

Item 10. Directors, Executive Officers and  Corporate Governance..............33

Item 11.  Executive Compensation..............................................35

Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................38

Item 13.  Certain Relationships and Related Transactions......................39

Item 14.  Principal Accountant Fees and Services..............................41

PART IV

Item 15.  Exhibits and Financial Statement Schedules..........................42

I

Signatures ...................................................................45

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


CORPORATE DEVELOPMENTS

On September 9, 2005 a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary pursuant to an AGREEMENT AND PLAN OF MERGER (the "Agreement"). Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("CONSULTING AGREEMENT") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events. In 2008 Albert Case resigned from the Board of Directors and as an officer of the Company.

The Company entered into a Consulting Agreement with Mr. John Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. As compensation, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares") to Mr. Adams. The Shares will be subject to forfeiture by Mr. Adams and will vest in accordance with a vesting schedule. Of such shares 4,000,000 Shares shall be "service based" and 111,111.11 Shares will vest for each month of service. Another 4,000,000 Shares shall be "revenue based" and the final 4,000,000 Shares shall be "EBITDA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITDA, or earnings before interest, taxes, depreciation or amortization, of $1,000,000.The unvested Shares shall be subject to forfeiture by Mr. Adams in accordance with an agreement to be entered into.

During 2008 management obtained less funding than it obtained from financing in prior years and less than it anticipated. As a result it was not able to achieve its goals in the timetable it set. All previous funding has been used and future funding will be used for continued:

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

We believe we have made engineering improvements and developed possible additional products, particularly in 2008, (see "2008 Developments" below). We, nevertheless still must subject our products to additional testing and development before we have a commercially feasible products. We will need additional funding before we are able to finalize this process. There is no assurance that the testing will result in a product that can be commercially exploited.

INDUSTRY BACKGROUND

MARKET DEMAND FOR CHARGING TECHNOLOGY FOR INTERNAL COMBUSTION ENGINES Turbodyne's management believes that the market demands for improved internal combustion engine performance will continue. While many factors contribute to demands for improved engine performance, we believe the key factors are:

     o Turbocharged gasoline engines are an advantageous alternative to larger displacement gasoline engines; they currently represent only a small percentage of the power plants in passenger cars because of turbo-lag;

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

     o The passenger car industry appears committed to resolving the turbo lag problem and to the best of our knowledge the charging technology as used in our product is currently a practical and effective solution to the problem; and

     o New more stringent emissions standards requiring reduced levels of emissions during periods of engine acceleration are being introduced throughout the world. (Such as "EPA Tier 2" and Euro 5&6 for 2009 and later.) Our technology helps engine manufacturers comply with the new requirements without having to make their engines less responsive.

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

Subsequent to December 31, 2007 a provisional application was converted into a non-provisional patent application in the United States Patent and Trademark Office. The applicants were consultants of the Company. The technology covered by the application was for a TurboPac related technology referred to as 'TurboFlow'. The patent disclosure includes application of the technology to vehicle types commonly referred to as 'hybrids' or 'low emission vehicles'. The disclosed technology applies advanced controls, energy management, and a TurboPac related technology to avoid problems encountered when using traditional turbo- or super- charging air injection units with a small engine in those types of vehicles. See "2008 Developments". The aforesaid patent application was assigned to the Company pursuant to a patent assignment agreement between the Company and the consultants. The agreement required the payment of unpaid fees owed to the consultants by the Company. The outstanding fees owed to the consultants pursuant to the agreement were paid.

PROPRIETARY INFORMATION AGREEMENTS

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.


RESEARCH AND DEVELOPMENT

The research and development costs decreased to $337,893 in 2008 ($524,905 in 2007) due to decreased spending for limited development operations due to lack of funding This reduction also reflects the decrease in non cash warrant expense amount of $34,045 compared to $141,271 in 2007 as a result of the termination of certain consulting agreements . (Financial Statement Note 6). Our research and development costs are charged to operations in the period incurred and relate to product development with 2008 costs related to the development of our TurboPac.


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



EMPLOYEES

As of December 31, 2008 we had no full-time employees but we have retained several consultants, devoting significant time to the Company's affairs. There is no assurance that we will be able to retain it's consultants since funds are not available to pay current or past due consulting fees.

ITEM 1A.  RISK FACTORS

We face the following material risks in executing our business plan and achieving revenues. We also face the risks identified elsewhere in this Annual Report on Form 10-K, including those risks identified under "Item 3 - Legal Proceedings" and "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations". If any of these risks occur, our business and our operating results and financial condition could be seriously harmed and we may not be able to commence business operations as a going concern.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $2,631,319 for the fiscal year ended December 2008. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $134,818,354 at December 31, 2008. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2008.

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

POSSIBLE CHANGES IN AUTOMOBILES MAY MAKE OUR PRODUCT OBSOLETE

There are numerous proposals to eliminate gasoline-powered, internal combustion engines. If these proposals are adopted it could, in the long run, limit or eliminate the need for our products.

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


INCREASED COMPLIANCE AS A PUBLIC COMPANY MAY BE A BURDEN

Pending actions by the Public Company Accounting Oversight Board and the Securities and Exchange Commission may substantially increase compliance costs under the Sarbanes-Oxley Act in the short term. If the Company fails to act because of a lack of funds then the ability of the Company to operate as a public traded firm could be materially impaired.


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


THE ACCOUNTING TREATMENT OF FUTURE VESTING OF WARRANTS MAY RESULT IN SIGNIFICANT LOSSES

We have approximately 33,350,015 consultant warrants which may vest over the next two or more years upon the continuation of service of the holders and/or the happening of a specific event. Effective January 1, 2005 the Company adopted SFAS 123(R) pursuant to which the warrants will be valued and expensed as vested.


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


RISKS RELATING TO OUR MARKET

OUR STOCK IS A PENNY STOCK; THEREFORE SHAREHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK

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



ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.  DESCRIPTION OF PROPERTY.

In March 2007, the Company rented a small corporate office in Ventura, California. In June 2008, the Company rented a small industrial testing facility in Simi Valley, California.


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

TST and Pacific Baja settled the preference payment issue resulting in TST paying $20,000 to Pacific Baja and TST relinquished the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference was recorded as a lawsuit settlement in other income. At December 31, 2008, the Company has included the following amounts in provision for lawsuit settlements.


                                               --------------------------------

                                                    Year Ended December 31
                                               --------------------------------

                                                   2008                 2007
                                               -----------          -----------
Settlement amount                              $ 2,068,079          $ 2,068,079
Interest                                       $ 1,815,594          $ 1,464,653
Preference payment                             $    83,000          $    83,000
Proceeds of stock sale                         ($   23,345)         ($   23,345)
                                               -----------          -----------
Total                                          $ 3,943,328          $ 3,592,387
                                               ===========          ===========


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

The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2008, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

CRESCENT FUND, LLC

A former consultant has filed a complaint in Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action seeks $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing. Plaintiff received a certificate for 5,000,000 shares of our common stock to perform investor relations services for us under a contract. The damages, it is claimed, arose because we failed to give plaintiff an opinion to sell the shares. It is the Company's position that plaintiff failed to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. Therefore plaintiff is not entitled to retain the shares. The Company has filed an answer and counterclaim for the return of such shares and damages based upon plaintiff's breach and fraud. The Company does not anticipate a liability therefore has not included an amount in the provision for lawsuit settlements. In 2008 the Company completed a nonmonetary settlement permitting the plaintiff to retain a majority of its shares but releasing the Company from all liability with any payments.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the limited activity of the Company in 2008 an annual meeting was not held, therefore, no matters were presented to the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

                                       2008                    2007
                            --------------------------------------------------
                                HIGH          LOW        HIGH        LOW
                            --------------------------------------------------
First Quarter               $    0.038   $    0.018   $   0.066    $  0.02
Second Quarter              $    0.052   $    0.016   $   0.065    $  0.03
Third Quarter               $    0.038   $    0.011   $   0.05     $  0.031
Fourth Quarter              $    0.015   $    0.002   $   0.056    $  0.029

The source of the high and low price is eSignal Charts and BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of April 13, 2009, there were approximately 456 registered holders of record of our common stock.


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

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of securities occurred during 2008 and were not otherwise reported in our current or quarterly reports.

On January 18, 2008, we issued 6,000,000 restricted shares of our common stock at a price of $0.03 per share to Woodcock Washburn, LLP to pay the balance due for patent legal services. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

On July 21, 2008 we issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger (the "Agreement") dated September 1, 2005. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.


On October 17, 2008, we issued 6,000,000 restricted shares of our common stock at a price of $0.019 per share to Sven Liebetanz for investor relations services in Germany related to a one year contract. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

On October 17, 2008 we issued 1,000,000 restricted shares of our common stock to John Adams for the January to September 2008 service based stock according to the Consulting Agreement effective January 1, 2008. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

EQUITY COMPENSATION PLAN INFORMATION


The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 7 of our financial statements included in this annual report.


--------------------------------------------------------------------------------------------------------------
                                                                                       Number of Securities
                                                                                     Remaining Available for
                                                                                  Future Issuance Under Equity
                              Number of Securities to be   Weighted-Average            Compensation Plans
                                Issued Upon Exercise of   Exercise Price of          (Excluding Securities
                                  Outstanding Options    Outstanding Options        Reflected in column (a)
----------------------------- ------------------------- ----------------------- ------------------------------

Plan Category                         (a)                         (b)                        (c)

----------------------------- ------------------------- ----------------------- ------------------------------

Equity Compensation Plans      10,799,000 Shares           $0.06 per Share                8,901,259 Shares
Approved By Security Holders    of Common Stock            of Common Stock

----------------------------- ------------------------- ----------------------- ------------------------------

Equity Compensation Plans Not   84,275,564 Shares         $0.02 per Share                2,176,000 Shares
Approved By Security Holders    of Common Stock *         of Common Stock

----------------------------- ------------------------- ----------------------- ------------------------------


* Represents shares subject to (i) 56,155,564 warrants that are included in consultant contracts, 6,633,329 of these vested in 2008 and 16,172,220 vested in 2006 and 2007.


ITEM 6. SELECTED FINANCIAL DATA

Since the Company is a small reporting company, this item is not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2008 and results of operations for each of the two years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under
Item I - Business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

                                    --------------------------------------------

                                             Year Ended December 31
                                    --------------------------------------------
                                                                     Percentage
                                                                      Increase
                                         2008          2007          (Decrease)
                                     -----------    -----------      -----------
Total Revenue                        $    22,224    $    22,224           Nil
Operating Expenses                   ($1,574,037)   ($1,791,987)        (12%)
Net Loss From Operations             ($1,551,813)   ($1,769,763)        (12%)
Net Other Income (Expenses)          ($1,077,906)   ($1,349,431)        (20%)
Net Loss                             ($2,631,319)   ($3,121,594)        (16%)


NET REVENUE
                                   --------------------------------------------

                                             Year Ended December 31
                                    --------------------------------------------

                                                                     Percentage
                                         2008          2007           Increase
                                     -----------    -----------      -----------

License Fee                          $    22,224    $    22,224            Nil

We had no revenue in 2008 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2008 and 2007, $22,224 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements.

COSTS OF SALES

We had no sales in 2008 and 2007; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expenses decreased from the comparable period in 2007. The primary components of our operating expenses are outlined in the table below:


                                    --------------------------------------------

                                             Year Ended December 31
                                    --------------------------------------------
                                                                     Percentage
                                                                      Increase
                                         2008          2007          (Decrease)
                                     -----------    -----------      -----------
Selling, General and
Administrative Expenses                $873,988      $940,427           (7.1%)
Research and Development Expenses      $337,893      $524,905          (35.6%)
Litigation Expenses                    $356,147      $323,743          (10.0%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and decreased mostly due to a decline in non cash warrant expense amount of $120,687 compared to $289,113 in 2007 as a result of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock. (Financial Statement Note 6)

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2008 is due to decreased spending for limited development operations due to a lack of funding and the decrease in the non cash warrant expense amount of $34,045 compared to $141,271 in 2007 as a result of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock. (Financial Statement Note 6) Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2008 are associated with the development of our TurboPac.

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement as well as additional legal fees to defend a new settled action discussed in Item 3.

COMPENSATION EXPENSE

As a result in of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock our stock based compensation for consultants decreased to $154,732 from $430,384 for 2007, representing a decrease of $275,652 or approximately 64%.

During 2007 and 2008, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. The termination of various consultant contracts resulted in the cancellation of 22,044,436 warrants. Of remaining warrants, 6,633,329 were vested and reflected as an expense in 2008 compared to warrants to purchase 16,172,220 shares vested in 2006 and 2007. As a result, we recognized $126,621 of non-employee compensation expense during the year ended December 31, 2008 compared to $430,384 during the year ended December 31, 2007. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

During 2008 we issued 1,000,000 shares of stock to John Adams as part of the "service based" portion of his contract. As a result we recognized $28,111 of non-employee compensation expense during the year ended December 31, 2008.

OTHER INCOME (EXPENSE)


                                    --------------------------------------------

                                             Year Ended December 31
                                    --------------------------------------------
                                                                     Percentage
                                                                      Increase
                                         2008          2007          (Decrease)
                                     -----------    -----------      -----------
Debt Relief                          $   691,957    $   561,005        23.3%
                                     -----------    -----------        ----
Other Expenses
Interest Expense                     ($   74,478)   ($   57,265)       30.0%
Amortization of Discount
  on Convertible Notes               ($  447,728)   ($  864,485)      (48.2%)
Inducement Expense                   ($1,247,657)   ($  988,686)       26.2%
                                     -----------    -----------        ----
Total Other Expenses                 ($1,769,863)   ($1,910,436)       (7.4%)
                                     -----------    -----------        ----
Net Other Income and Expenses        ($1,077,906)   ($1,349,431)      (20.1%)
                                     ===========    ===========        ====

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. Also, the Company has decreased the accounts payable for liabilities that have exceeded the statute of limitations for collection. When achieved, this is represented as a debt relief of accounts payable.

The Company had total other expenses for 2008 of $1,769,863 compared to $1,910,436 in 2007. As indicated above, the reduction resulted from a reduction in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses (Financial Statement Note 3).

NET INCOME / LOSS

Our net loss for the year ended December 31, 2008 decreased to $2,631,319 from net loss of $3,121,594 for the year ended December 31, 2007, representing a decrease of 15.7%.

We anticipate for the foreseeable future we will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses.


FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                                   ---------------------------------------------
                                      At                At            Percentage
                                   December 31,     December 31,      Increase/
                                       2008            2007           (Decrease)
                                   ---------------------------- ----------------
Current Assets                     $        68       $     3,458        (98%)
Current Liabilities                ($8,043,097)      ($8,619,585)        (6.7%)
Working Capital Deficit            ($8,043,029)      ($8,616,127)        (6.7%)

The decrease to our working capital deficit was primarily attributable to the decrease in short-term loans due conversion into common stock and an increase in provision for lawsuit settlements as discussed below.


LIABILITIES


                                   ---------------------------------------------
                                      At                At          Percentage
                                   December 31,     December 31,    Increase/
                                       2008            2007         (Decrease)
                                   ---------------------------- ----------------
Provisions for Lawsuit
Settlements                        $5,345,113      $4,994,173         7%
Accounts Payable                   $1,869,757      $2,132,439       (12.3%)
Accrued Liabilities                $  320,000      $  292,000         9.6%
Short-Term Loans                   $  508,227      $1,200,973       (57.7%)

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to expiration of the statute of limitation for certain payables and the write off of these payables in the amount of $691,957. Without this write off, accounts payable would have increased due to a lack of funds to pay creditors. Short-term loans decreased due to conversions to equity of principal amounts totaling $1,166,000 in 2008 compared to $160,000 in 2007. Short-term loans are net of unamortized debt discounts from beneficial conversion feature of $0 in 2008 and $199,726 in 2007 and from warrant allocation of $0 in 2008 and $53,501 in 2007 (Financial Statement Note 3).

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

In 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $138,600, which was recorded as loans payable. As of December 31, 2008 the shares have not been issued.

CASH FLOWS
                                                     --------------------------
                                                           At December 31,
                                                     --------------------------
                                                       2008             2007
                                                     ---------        ---------
Net Cash provided by (used in)
  Operating Activities                               ($255,093)       ($755,371)
Net Cash provided by (used in)
  Investing Activities                               ($ 14,325)       ($ 11,888)
Net Cash provided by (used in)
  Financing Activities                               $ 266,700        $ 755,300
                                                     ---------        ---------
Net (Decrease) in Cash During Period                 ($  2,718)       ($ 11,959)
                                                     =========        =========


CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to a lack of funds in 2008.


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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $134,818,354 at December 31, 2008, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we must seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.


STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No.123 (revised
2004), "Share Based Payment" "SFAS 123(R)". SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.


REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the year ended December 31, 2008, $22,224 ($22,224 in 2007) of licensing fees was recognized as income.


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




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Since the Company is a small reporting company, this item is not applicable.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Included at the end of this Annual Report on Form 10-K, starting at page F-1, are our audited financial statements for the years ended December 31, 2008 and 2007, which consists of the following:

1.   Report of Independent Registered Public Accounting Firm

2.   Consolidated Balance Sheets as at December 31, 2008 and December 31, 2007.

3. Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007.

4. Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2008 and December 31, 2007.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007.

6.   Notes to the Consolidated Financial Statements.

Since the Company is a small reporting company, it is not required to provide supplementary data as required by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


ITEM 9A.          CONTROLS AND PROCEDURES.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.


ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of March 31, 2009 are as follows:

--------------------- ----------------------------------------------------------
 NAME                  AGE
--------------------- ----------------------------------------------------------
 Jason Meyers          42     Director and Chairman/ Co-Chief Executive Officer
--------------------- ------ ---------------------------------------------------
 John Adams            68     President and Co-Chief Executive Officer
--------------------- ------ ---------------------------------------------------
 Debi Kokinos          56     Chief Financial Officer and Secretary
--------------------- ------ ---------------------------------------------------

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


AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors, which is also the audit committee, has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-k. We presently do not have any other committees of the Board of Directors.

COMMITTEES

The Company's Board of Directors has no nominating or other separate committees. The Board of Directors serves as the compensation committee.


CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-K. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2008 management did not file reports but these reports are being prepared and will be filed shortly.

ITEM 11.          EXECUTIVE COMPENSATION.


The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2008 and 2007:


-----------------------------------------------------------------------------------------------------
Name and Principal                                Option/Warrant       All Other
position                    Year      Salary          Awards          Compensation        Total
-----------------------------------------------------------------------------------------------------
John Adams                  2008       $-0-         $28,111 (1)           -0-           $ 28,111
President (Chief
Executive Officer)          2007       $-0-                               -0-             $ -0-
(1)
-----------------------------------------------------------------------------------------------------
Jason Meyers                2008     $120,000       $64,999 (2)           -0-           $184,999

                            2007     $120,000      $154,388 (2)           -0-           $274,388
-----------------------------------------------------------------------------------------------------
Albert F. Case, Jr.         2008     $28,000          $16,156             -0-            $44,156
(CEO in 2007)
                            2007     $96,000          $92,633             -0-           $188,633

-----------------------------------------------------------------------------------------------------
Debi Kokinos,               2008     $77,520        $19,500 (2)           -0-            $97,020
Chief Financial Officer
                            2007     $77,520        $46,316 (2)           -0-           $123,836

-----------------------------------------------------------------------------------------------------


(1) As compensation to Mr. Adams, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to forfeiture by Mr. Adams and will vest in accordance to a vesting schedule. Of such shares 4,000,000 shares shall be "service based" and 111,111.11 Shares will vest for each month of service.

(2) Represents, in each case, amounts recognized on vesting of warrants previously granted for financial reporting purposes in the applicable fiscal year. A description of the valuation method is set forth in Note 1 and 6 to the Financial Statements. Warrants to purchase 3,555,552 shares vested in both 2008 and 2007 with respect to Mr. Meyers. In the case of Ms. Kokinos warrants to purchase 1,066,668 shares vested in both 2008 and 2007.

COMPENSATION ARRANGEMENTS

The Company has entered into a Consulting Agreement with Mr. Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. Mr. Adams is required to devote such time as is necessary to his position but it is not contemplated the engagement will be fulltime. As compensation to Mr. Adams, the Company issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to forfeiture by Mr. Adams and will vest in accordance with a vesting schedule. Of such shares 4,000,000 shares shall be "service based" and 111,111.11 Shares will vest for each month of service. Another 4,000,000 Shares shall be "revenue based" and will vest upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements the recognition of revenue for reflecting the first sale of a production model of a Company product after the date. The final 4,000,000 Shares shall be "EBITDA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITDA, or earnings before taxes, interest or amortization, of $1,000,000. The unvested Shares shall be subject to forfeiture by Mr. Adams in accordance with an agreement to be entered into.

On April 1, 2006 we entered into a consulting agreement ("Consulting Agreement") with Aspatuck Holdings, Ltd., which is obligated to provide the services of Jason Meyers to the Company. Jason Meyers is our co-Chief Executive Officer since March 27, 2008.

The Agreement is for a three year term. The Company may terminate the Agreement and convert the Agreement to an employment agreement with Mr. Meyers. As compensation for Consultant's services, the Company is obligated to pay Consultant a cash fee of not less than $126,000 per annum. As additional consideration Consultant received seven year Warrants (the "Warrants") to purchase 32,000,000 of shares of the common stock of the Company (the "Shares") at an exercise price of $0.0117 per share. Such warrants shall "vest" and may be exercised as follows:

     o Warrants to purchase 10,666,667 Shares are "service based" and 1/36th of such Shares shall vest at the end of each month that Mr. Meyers has provided services pursuant to the consulting agreement or any converted employment agreement.

     o Warrants to purchase 10,666,667 Shares are "revenue based" and shall vest in their entirety upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements reflecting the recognition of revenue for the first sale of a production model of a Company product after provided payment is made therefore and the product is not returned and provided further such sale occurs during the period that Mr. Meyers has provided services pursuant to the consulting agreement or any converted employment agreement.

     o Warrants to purchase 10,666,667 Shares are "earnings based" and vest in their entirety upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements reflecting EBITA or earnings before taxes, interest or amortization, of $1,000,000 and provided further such sale occurs during the period that Mr. Meyers has provided services pursuant to the consulting agreement or any converted employment agreement .

Debi Kokinos entered into a substantially identical agreement, providing for her services as Chief Financial Officer. Ms. Kokinos is to receive annual compensation of approximately $77,520 and the grant of 9,600,000. The warrants are divided equally into the same three categories and vesting schedule as the warrants for Aspatuck Holdings.

OPTION INFORMATION

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:


                                       Number of
                      Number of       Securities
                      Securities      Underlying
                      Underlying     Unexercised
                     Unexercised       Options
                       Options           Not           Options           Options
 Name                Exercisable     Exercisable     Exercise Price    Expiration Date
--------------------------------------------------------------------------------------
Jason Meyers           9,777,768      22,222,232         $0.0117        Dec 31, 2015
--------------------------------------------------------------------------------------
Debi Kokinos           2,933,337       6,399,999         $0.0117        Dec 31, 2015
--------------------------------------------------------------------------------------
Debi Kokinos             400,000             --           $0.100        Mar 31, 2014
--------------------------------------------------------------------------------------
Debi Kokinos             500,000             --           $0.020        Jan 27, 2010
--------------------------------------------------------------------------------------
Albert F. Case         4,444,450             --          $0.0117      April 30, 2015
 (CEO 2007)
--------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

As of December 31, 2008, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31 2009 by: (i) each of our then directors; (ii) each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

----------------------------- ----------------------------- --------------------


Name and Address                   Amount and Nature of         Percentage of
of Beneficial Owner                Beneficial Ownership          Common Stock
----------------------------- ----------------------------- --------------------

Jason Meyers  (1) (2)                   91,230,405                    16.60%
----------------------------- ----------------------------- --------------------

Aspatuck Holdings Ltd.(1)               76,463,745                      (1)
----------------------------- ----------------------------- --------------------

John Adams (3)                           2,733,333                     0.37%
----------------------------- ----------------------------- --------------------

Debi Kokinos  (4)                        4,100,004                     0.75%
----------------------------- ----------------------------- --------------------

Albert F. Case (5)                       4,444,450                     0.81%
----------------------------- ----------------------------- --------------------

All Officers and Directors
as a Group (3 persons)                 102,508,192                   18.53%

----------------------------- ----------------------------- --------------------

     (1) Includes 76,463,745 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party. The above does not include substantial additional shares Aspatuck Holdings Ltd. may acquire under the Agreement and Plan of Merger described under Item 12
          - Certain Relationships and Related Transactions.

     (2) Of the above number of shares 10,666,657 shares are subject to warrants owned by Mr. Meyers and presently exercisable within sixty days after March 31, 2009. An additional 21,333,343 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2009.

     (3) Excludes 9,966,667 shares subject to forfeiture pursuant to agreements between Mr. Adams and the Company, and includes 700,000 shares subject to warrants presently exercisable.

     (4) The above ownership consists of shares that are subject to options or stock warrants presently exercisable within after March 31, 2009. An additional 7,288,886 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2009.

     (5) The above ownership consists of shares that are subject to options or stock warrants presently exercisable within after March 31, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The merger was completed as of September 9, 2005. Upon completion of the merger, the shareholders of Survivor were entitled under the Agreement to receive ("Merger Consideration") 40% of the Company's outstanding shares including the number of shares of Common Stock issuable on the exercise, conversion or exchange of securities, options, rights or other agreements ("Derivatives") providing for the issuance of Common Stock. Upon the merger the shareholders of Nevada were entitled to 139,192,222 of a total actual outstanding of 315,560,144 shares of the Company's Common Stock. There was no cash exchanged. These shares then accounted for 44% of the presently outstanding shares. AHL is the beneficial owner of 107,178,550 shares or approximately 34% of the outstanding shares of the Company's Common Stock. As a controlling owner of AHL, Meyers is the indirect beneficial owner of these shares. The number of Fully Diluted Shares Outstanding and, consequently the Merger Consideration include shares of Common Stock issued, or subject to Derivatives issued, after the merger, relating, in any manner, to events or transactions prior to the merger including securities of the Company issued to obtain funds to satisfy any Pre-merger obligations. A significant portion of the proceeds of the Company's prior private placements were used to settle obligations of the Company arising prior to the aforesaid merger. As a result of the antidilution provision, the Company issued 13,939,740 shares of the Company's common stock to AHL in July 2008. The number of shares was based on calculations presented to the board demonstrating the relation of the equity issuances in such prior placements and the satisfaction of pre merger obligations. As a controlling owner of AHL, Meyers is the indirect beneficial owner of these shares subject to minority interests of the survivor. Based on this formula substantial additional shares will be issued as Merger Consideration.

The Company was the beneficiary of the Consulting Agreement dated as of September 1, 2005, between Nevada and Stamford Research LLC, to provide the services of Albert Case who was Company's chief executive officer and is now the chief operations officer. As compensation for Consultant's services hereunder, the Company is to pay Consultant a total of $33,000 payable; $20,000 cash and $13,000 which was paid by the issuance of 1,300,000 shares of the Company's Common Stock based upon market at the time of the merger. The agreement was for a term of 90 days after the merger. In 2008 Albert Case resigned from the Board of Directors and as an officer of the Company.

The Company entered into a Consulting Agreement with Mr. John Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. As compensation for Mr. Adams, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be subject to forfeiture by Mr. Adams and will vest in accordance with a vesting schedule. Of such shares 4,000,000 Shares shall be "service based" and 111,111.11 Shares will vest for each month of service. Another 4,000,000 Shares shall be "revenue based" and the final 4,000,000 Shares shall be "EBITDA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITDA, or earnings before interest, taxes, depreciation or amortization, of $1,000,000.The unvested Shares shall be subject to forfeiture by Mr. Adams in accordance with an agreement to be entered into.

In February 2007 we entered into a patent assignment agreement with four of our consultants relating to the assignment of patent rights. The four consultants, including our then President Albert Case, are joint inventors of certain inventions and/or improvements for which they have filed a provisional application in the United States Patent and Trademark Office. Under the terms of the agreement, the co-inventors assigned the rights to the patent application to the Company .The Company was required to pay all accrued and unpaid compensation owed under existing agreements to each inventor and keep payments to them current under such agreements until termination of the patent assignment agreement. We made the required payments and the agreement terminated.

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $4,904 for 2008 and $2,604 for 2007. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of December 31, 2008 and 2007 the Company also owes Aspatuck Holdings Ltd consulting fees of $344,827 and $225,996, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2008 and 2007. The company also included $64,999 of non cash warrant expense for the year ended December 31, 2008 and $154,388 for 2007.

John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of December 31, 2008 and 2007, with total outstanding balance of $40,106 and $38,356, respectively, which includes accrued interest of $5,106 and $3,356, respectively. The Company recorded $28,111 general and administrative expense for the stock compensation issued to John Adams in 2008.

As of December 31, 2008 the Company owes Debi Kokinos, CFO consulting fees of $41,830. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2008 and 2007. The company also included $19,500 of non cash warrant expense for the year ended December 31, 2008 and $46,316 for 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods.

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

----------------------------- ---------------------------- ---------------------

                                       YEAR ENDED                YEAR ENDED
                                   DECEMBER 31, 2008          DECEMBER 31, 2007

----------------------------- ---------------------------- ---------------------
         Audit Related Fees             $121,686                   $77,165
----------------------------- ---------------------------- ---------------------
         Tax Fees                          -                          -
----------------------------- ---------------------------- ---------------------
         All Other Fees                    -                          -
----------------------------- ---------------------------- ---------------------
         Total                         $121,686                   $77,165
----------------------------- ---------------------------- ---------------------

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

  EXHIBIT    DESCRIPTION OF EXHIBIT
  NUMBER
   3.1    Restated Articles of Incorporation of Registrant.(1)

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

   10.10  2004 Stock Incentive Plan. (6)

   10.11 Consulting Agreement dated October 4, 2004 between the Registrant and Marsha Chandler. (8)

   10.12 Stipulation and Settlement Order dated October 27, 2004 between the Registrant and Peter Hofbauer. (8)

   10.13 Settlement and Release Agreement dated September 14, 2004 between the Registrant and John King. (8)

   10.14  2005 Stock Incentive Plan

   10.15 Consulting Agreement dated April 1, 2006 between the Registrant and Albert F. Case, Jr. ((10))

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

------------
   (1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2002.
   (2) Filed with as an exhibit to our Form 10-K for the fiscal year ended December 31, 1999.
   (3) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
   (4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
   (5) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
   (6) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.
   (7) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 9, 2004.
   (8) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30,2004
   (9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC October 2005
   (10) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

 a) CURRENT REPORTS ON FORM 8-K.


During the quarterly period ended December 31, 2008 we did not file any Form 8-K:

DATE OF FORM 8-K     DATE OF FILING WITH THE SEC    DESCRIPTION OF THE FORM 8-K
----------------     ---------------------------    ---------------------------

      Nil

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment no. 2 to this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Turbodyne Technologies, Inc.

Dated:   April 15, 2009                       By: /s/ Jason Meyers
                                              --------------------------
                                              Jason Meyers
                                              Co-Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
                             -----                               ----

/s/ Jason Meyers             Co-Chief Executive Officer,         April 15, 2009
________________________     Director
Jason Meyers

/s/ Debi Kokinos             Chief Financial Officer             April 15, 2009
_________________________    and Chief Accounting Officer
Debi Kokinos

                             TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                             TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                     Contents
  ------------------------------------------------------------------------------

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

       Statements of Stockholders' Deficit                                  F-6

       Statements of Cash Flows                                             F-7

       Notes to the Financial Statements                                    F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Turbodyne Technologies, Inc. and Subsidiaries
Ventura, California

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $134,818,354 and a total stockholders' deficit of $8,300,030 at December 31, 2008. It has used all of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuit settlements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Vasquez & Company
---------------------
Los Angeles, California
April 14, 2009


================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------
DECEMBER 31                                                             2008             2007
                                                                                     (As restated)
                                                                                      (See Note 2)
--------------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                           $          68    $       2,786
     Other current assets                                                    --                672
                                                                    -------------    -------------

          TOTAL CURRENT ASSETS                                                 68            3,458

PROPERTY AND EQUIPMENT, NET (NOTE 2)                                       17,829            9,513
                                                                    -------------    -------------

TOTAL ASSETS                                                        $      17,897    $      12,971
==================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Accounts payable                                               $   1,869,757    $   2,132,439
     Accrued liabilities                                                  320,000          292,000
     Provision for lawsuit settlements (Notes  5, 8 and 10)             5,345,113        4,994,173
     Loans payable (Notes 3)                                              508,227        1,200,973
                                                                    -------------    -------------

          TOTAL CURRENT LIABILITIES                                     8,043,097        8,619,585

DEFERRED LICENSING FEE                                                    274,830          297,054
                                                                    -------------    -------------

          TOTAL LIABILITIES                                             8,317,927        8,916,639
                                                                    -------------    -------------

STOCKHOLDERS' DEFICIT
     Share Capital (Note 7)
         Authorized
                1,000,000 preferred shares, par value $0.001
                1,000,000,000 common shares, par value $0.001
         Issued
              Preferred shares - 12,675 in 2008 and 2007                       12               12
              Common shares - 549,513,491 in 2008 and 380,459,434
                    In 2007                                               549,514          380,460
     Treasury stock, at cost - 5,278,580 common shares                 (1,963,612)      (1,963,612)

     Additional paid-in capital                                       127,897,291      124,831,388
     Other comprehensive income -
         Foreign exchange translation gain                                 35,119           35,119
     Accumulated deficit                                             (134,818,354)    (132,187,035)
                                                                    -------------    -------------

          TOTAL STOCKHOLDERS' DEFICIT                                  (8,300,030)      (8,903,668)
                                                                    -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                               $      17,897    $      12,971
==================================================================================================



      The accompanying notes are an integral part of these consolidated financial statements.



================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31                                                          2008                2007
-------------------------------------------------------------------------------------------------------------------

                                                                             --------------------------------------
LICENSING FEES                                                               $          22,224    $          22,224
                                                                             -----------------    -----------------

EXPENSES
     Selling, general and administrative (Notes 6, 7 and 8)                            873,988              940,427
     Research and developments costs (Notes 6 and 7)                                   337,893              524,905
     Litigation expense (Notes 5)                                                      356,147              323,743
     Depreciation and amortization                                                       6,009                2,912
                                                                             -----------------    -----------------

         TOTAL EXPENSES                                                              1,574,037            1,791,987
                                                                             -----------------    -----------------

LOSS FROM OPERATIONS                                                                (1,551,813)          (1,769,763)

OTHER INCOME (EXPENSE)
     Interest expense                                                                  (74,478)             (57,265)
     Amortization of convertible note discounts and warrants                          (447,728)            (864,485)
     Inducement expense for the conversion of notes payable                         (1,247,657)            (988,686)
     Debt relief                                                                       691,957              561,005
                                                                             -----------------    -----------------

LOSS BEFORE INCOME TAXES                                                            (2,629,719)          (3,119,194)
-------------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSES                                                                      1,600                2,400
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                                             $      (2,631,319)   $      (3,121,594)
===================================================================================================================

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED                           $           (0.01)   $           (0.01)
===================================================================================================================

WEIGHTED AVERAGE SHARES USED FOR BASIC AND DILUTED INCOME (LOSS) PER SHARE         469,450,890          356,903,750
===================================================================================================================




               The accompanying notes are an integral part of these consolidated financial statements



================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                  Preferred Stock                Common Stock                  Treasury Stock
                              ------------------------    ----------------------------    ----------------------------
                               Shares        Amount          Shares         Amount          Shares         Amount
----------------------------------------------------------------------------------------------------------------------
Balance,
  January 1, 2007              12,675   $          12     345,316,577   $     345,317       5,278,580   $  (1,963,612)

Exercise of warrants             --              --         3,000,000           3,000            --              --

Issuance of stock
  for services                   --              --              --              --              --              --

Conversion of note
  payable                        --              --        32,142,857          32,143            --              --

Issuance of warrants
  to consultants                 --              --              --              --              --              --

Issuance of warrants
  with convertible               --              --              --              --              --              --
  notes (Note 3)

Beneficial conversion
  features of notes              --              --              --              --              --              --
  (Note 3)

Inducement to convert
  notes payable
  (Note 3)                       --              --              --              --              --              --

Net income for
  the period                     --              --              --              --              --              --
                             ----------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 2007            12,675   $          12     380,459,434   $     380,460       5,278,580   $  (1,963,612)

Issuance of stock
  for services                   --              --         7,000,000           7,000            --              --

Issuance of stock for
  payment of accounts
  payable                        --              --         6,000,000           6,000            --              --

Conversion of note
  payable                        --              --       142,114,317         142,114            --              --

Issuance of warrants
  to consultants                 --              --              --              --              --              --

Issuance of warrants
  with convertible               --              --              --              --              --              --
  notes (Note 3)

Merger Consideration             --              --        13,939,740          13,940            --              --

Inducement to convert
  notes payable                  --              --              --              --              --              --

Net loss for
  the period                     --              --              --              --              --              --
                             ----------------------------------------------------------------------------------------
Balance,
  December 31, 2008            12,675   $          12     549,513,491   $     549,514       5,278,580   $  (1,963,612)
                             ========================================================================================



                          Additional         Other
                           Paid-in       Comprehensive    Accumulated     Stockholders'
                           Capital           Income         Deficit          Deficit
---------------------------------------------------------------------------------------
Balance,
  January 1, 2007       $ 122,538,462    $      35,119   $(129,065,441)   $  (8,110,143)

Exercise of warrants           45,000             --              --             48,000

Issuance of stock
  for services

Conversion of note
  payable                     137,857             --              --            170,000

Issuance of warrants
  to consultants              430,384             --              --            430,384

Issuance of warrants
  with convertible            173,819             --              --            173,819
  notes (Note 3)

Beneficial conversion
  features of notes           517,180             --              --            517,180
  (Note 3)

Inducement to convert
  notes payable
  (Note 3)                    988,686             --              --            988,686

Net income for
  the period                     --               --        (3,121,594)      (3,121,594)
                        ---------------------------------------------------------------
BALANCE,
  DECEMBER 31, 2007     $ 124,831,388    $      35,119   $(132,187,035)   $  (8,903,668)

Issuance of stock
  for services                135,112             --              --            142,112

Issuance of stock for
  payment of accounts
  payable                     174,000             --              --            180,000

Conversion of note
  payable                   1,201,951             --              --          1,344,065

Issuance of warrants
  to consultants              126,621             --              --            126,621

Issuance of warrants
  with convertible            194,502             --              --            194,502
  notes (Note 3)

Merger Consideration          (13,940)            --              --               --

Inducement to convert
  notes payable             1,247,657             --              --          1,247,657

Net loss for
  the period                     --               --        (2,631,319)      (2,631,319)
                        ---------------------------------------------------------------
Balance,
  December 31, 2008     $ 127,897,291    $      35,119   $(134,818,354)   $  (8,300,030)
                        ===============================================================






 The accompanying notes are an integral part of these consolidated financial statements.


================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                                2008           2007
-----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net loss                                                              $(2,631,319)   $(3,121,594)
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Amortization of deferred licensing fees                                (22,224)       (22,224)
        Depreciation and amortization                                            6,009          2,912
        Amortization of convertible note discounts and warrants (Note 3)       447,728        864,485
        Debt conversion expense (Note 3)                                     1,247,657        988,686
        Gain on settlement of debt                                            (691,957)      (561,005)
        Stock issued for services (Note 7 (e))                                 142,112         48,000
        Warrant compensation                                                   126,621        430,384
        Prepaid & other                                                            672           --
     Increase (decrease) in operating liabilities
         Accounts payable                                                      609,275        448,142
         Accrued liabilities and provision for lawsuit settlements             510,333        166,843
                                                                           -----------    -----------
            Net cash provided by (used in) operating activities               (255,093)      (755,371)
                                                                           -----------    -----------
INVESTING ACTIVITIES
     Purchase of capital asset                                                 (14,325)       (11,888)

                                                                           -----------    -----------
                  Net cash provided by (used in) investing activities          (14,325)       (11,888)
                                                                           -----------    -----------
FINANCING ACTIVITIES
     Convertible Notes Payable                                                 300,000        755,300
     Notes Payable                                                              23,500           --
     Notes Payable payments                                                    (56,800)
                                                                           -----------    -----------
            Net cash provided by (used in) financing activities                266,700        755,300
                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                 (2,718)       (11,959)

CASH, beginning of year                                                          2,786         14,745
                                                                           -----------    -----------

CASH, end of year                                                          $        68    $     2,786
=====================================================================================================

SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION

     Beneficial conversion feature of convertible debt                     $   122,250    $   517,180

     Value of warrants issued with convertible debt                        $    72,250    $   173,819

     Conversion of convertible debt and interest to common stock           $ 1,281,791    $   170,000

     Conversion of short-term notes and interest to common stock           $    60,937    $      --

     Conversion of accounts payable to common stock                        $   180,000    $      --
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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

       GOING CONCERN

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $134,818,354 and a total stockholders' deficit of $8,300,030 at December 31, 2008. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuit settlements. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

       RECOGNITION OF REVENUE

       License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2008 $22,224 ($22,224 in 2007) of licensing fees was recognized as income.


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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                                                       CONTINUED

       EARNINGS (LOSS) PER SHARE

       Earnings(loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

       For the year ended December 31, 2008, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,799,000 and 43,925,549 shares of common stock, convertible notes to purchase 27,524,801 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 469,450,890 were included in the denominator for 2008 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

       For the year ended December 31, 2007, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 18,022,000 and 31,292,220 shares of common stock, convertible notes to purchase 144,108,252 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 356,903,750 were included in the denominator for 2007 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's cash, term debts, accounts payable, accrued liabilities and loans payable approximate their carrying values because of the short-term maturities of these instruments.

       STOCK-BASED COMPENSATION

       The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No.123 (revised 2004), "Share Based Payment" "SFAS 123(R)". SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

       COMPREHENSIVE INCOME

       The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net loss approximated comprehensive loss for the year ended December 31, 2008 and 2007.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
                                                                       CONTINUED

       LEGAL FEES

       The Company expenses legal fees in connection with litigation as incurred.

       NEW ACCOUNTING PRONOUNCEMENTS

       In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 provides accounting guidance on the definition of fair value establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and did not have an impact on the Company as the Company does not have financial instruments subject to the expanded disclosure requirements of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year delay of the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Company's 2009 fiscal year.

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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

2.     PROPERTY AND EQUIPMENT

       Property and equipment, at cost, is summarized as follows:

                                                        2008              2007
                                                      --------         --------

        Machinery and equipment                       $ 72,406         $ 58,081
        Less: accumulated depreciation                 (54,577)         (48,568)
                                                      --------         --------

        Net property and equipment                    $ 17,829         $  9,513
                                                      ========         ========


3.     LOANS PAYABLE
                                                             2008         2007
                                                          ----------   ---------

Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties               $  138,600   $  138,600

Note payable, 5% per annum                                   50,905       46,000

Note payable, 18% per annum                                    --         33,300

Convertible notes payable net of
unamortized discount of $199,726
and warrant valuation of $53,501 in 2007                    318,722      983,073
                                                         ----------   ----------

Total Loans Payable                                      $  508,227   $1,200,973
                                                         ==========   ==========

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


3.      LOANS PAYABLE -  CONTINUED

        As of December 31, 2008, convertible notes consist of:

                                     Issued      Issued          Issued        Issued       Issued      Issued
                                     through      from            from          from         From         From
                                      Sept      Nov 06 to       Mar07 to      Sep 07 to    Jan 08 to    Apr 08 to
                                      2006         Feb 07        Aug 07        Dec 07       Mar 08       Jun 08        Total
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------

Proceeds from issuances of
convertible debt                  $   615,000   $    95,000   $   441,000   $   200,000  $   100,000   $   200,000   $ 1,651,000

Less: Debt conversions               (530,000)      (95,000)     (441,000)     (200,000)    (100,000)         --      (1,366,000)
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------

                                       85,000          --            --            --           --         200,000       285,000
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------

Discount on convertible debt

  Value allocated to warrants          88,144         8,041       118,485        51,035       24,198        48,052       337,955

  Beneficial conversion feature       521,756        86,959       322,515       148,965       54,198        68,052     1,202,445
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------

                                      609,900        95,000       441,000       200,000       78,396       116,104     1,540,400
  Accumulated amortization of
  value allocated to warrants         (88,144)       (8,041)     (118,485)      (51,035)     (24,198)      (48,052)     (337,955)
  Accumulated amortization of
  beneficial conversion feature      (521,756)      (86,959)     (322,515)     (148,965)     (54,198)      (68,052)   (1,202,445)
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------

  Accrued Interest                     11,822          --            --            --           --          21,900        33,722
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------



Net Convertible Debt              $    96,822   $      --     $      --     $      --    $      --     $   221,900   $   318,722
                                  ===========   ===========   ===========   ===========  ===========   ===========   ===========


                                   Lower of
                                    70% of
Original conversion price          market or    $     0.005     $   0.020   $     0.020  $     0.020   $     0.020        --
                                    $0.025

Modified conversion price           $0.005            N/A           N/A           N/A           N/A        N/A            --

Interest rate                         5%              5%            5%            18%           18%        18%            --

Maturity from date of issuance      1 year         1 year        1 year       6 months      6 months    6 months          --

Warrants issued                    12,300,000     1,900,000     8,820,000     4,000,000    2,000,000     4,000,000    33,020,000

Warrants exercised                (11,900,000)         --          --             --          --             --      (11,900,000)
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------

Warrants remaining                    400,000     1,900,000     8,820,000     6,000,000    2,000,000     4,000,000    21,120,000
                                  -----------   -----------   -----------   -----------  -----------   -----------   -----------


Market value of warrants
at date of issuance                 $ 150,884        48,863   $   398,872   $   140,612   $   41,498   $    69,572

Assumptions for Black-Scholes
valuation of warrants

     Original exercise price          $ 0.025     $   0.025   $     0.020   $     0.020   $    0.020   $     0.020

     Modified exercise price          $ 0.010        N/A          N/A            N/A          N/A            N/A

     Term                           5 years       5 years       5 years       5 years       5 years      5 years
                                                   153% -        112% -        112% -

     Volatility rate              146% - 151%      155%          155%          155%          109%          107%
                                    4.61% -       4.45% -       4.46% -       2.93% -

     Risk free interest rate         5.02%         4.69%        5.01%         5.01%          2.93%         1.90%

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


       For the year ended December 31, 2008, the Company issued $300,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 6,000,000 shares of the Company's common stock. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

       For the years ended December 31, 2007 and 2006, the Company issued $691,000 and $660,000, respectively, of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 13,820,000 and 13,200,000 shares of the Company's common stock, respectively. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

       The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method. For the years ended December 31, 2008 and 2007, amortization of the discount was $447,728 and $864,485, respectively. As of December 31, 2008 and 2007, the remaining balance of the beneficial conversion feature was $-0- and $199,726, and detachable warrants was $-0- and $53,501, respectively.

       In September 2006, the Company offered to decrease the note conversion price to $0.005 per share if the note holders exercised their warrants at the reduced exercise price of $0.010 by September 30, 2006. 11,900,000 of the warrants were exercised. In consideration for the reduction of conversion price, the maturity of the notes extended for another year.

       The modification of conversion terms was substantial such that it was considered an extinguishment of debt. Accordingly, the unamortized discount on convertible notes was written off and included in total amortization for 2006. Conversion of notes in 2008 and 2007 also resulted in the write off of the corresponding unamortized discount.

       In addition, as a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $1,247,657 and $988,686 for the years ended December 31, 2008 and 2007, respectively, with a corresponding increase in additional paid in capital.

       In February 2007, the Company changed the per share conversion price from $0.005 to $0.020 for new lenders.

       The notes issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at exercise prices ranging from $0.010 to 0.025 per share expiring in five years.

--------------------------------------------------------------------------------

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

  4.     INCOME TAXES

       Income tax expense is comprised of the following for the years ended December 31, 2008 and 2007:

                                                2008               2007
                                            -----------           ------
       Current
          State                             $     1,600           $2,400
                                            -----------           ------

       Total income tax expense for the years ended December 31, 2008 and 2007 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:

                                                       2008             2007
                                                   -----------      -----------

       Computed "expected" income tax benefit      $      --        $      --
       Non-deductible stock option compensation        126,621          430,384
       Non-deductible expenses                       1,695,385        1,903,727
       Non-deductible stock for services               142,111           48,000
       Change in valuation allowance                (1,964,117)      (2,382,111)
                                                   -----------      -----------

                                                   $      --        $      --
                                                   ===========      ===========

       The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

                                                       2008             2007
                                                   ------------    ------------
Deferred tax assets
   Accrued liabilities                             $    128,000    $    139,646
   Reserve for lawsuit settlements                    2,138,045       1,997,669
   Fixed Assets                                           7,132           3,805
   Alternative minimum tax credit                        55,000          55,000
   Net operating loss carryover                      27,331,289      27,159,140
                                                   ------------    ------------

      Gross deferred tax assets                      29,659,466      29,355,260
Less valuation allowance                            (29,659,466)    (29,355,260)
                                                   ------------    ------------

Deferred tax assets, net of valuation allowance    $       --      $       --
                                                   ============    ============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2008 or 2007. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

       At December 31, 2008, the Company had net operating loss carryforwards of approximately $79,500,000 for US income tax purposes, which if not used, will expire between the years 2009 and 2028. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward, which the Company can utilize to offset income for tax purposes in a year in the future.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


5.     COMMITMENTS AND CONTINGENCIES

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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

5.     COMMITMENTS AND CONTINGENCIES - CONTINUED

       b)   Litigation - Continued

       At December 31, 2008, the Company has included $3,943,328 ($3,592,387 in
       2007) in regard to this matter in provision for lawsuit settlements. If it was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST would likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference was recorded as a lawsuit settlement in other income.



                                                   Year Ended December 31
                                              ---------------------------------
                                                     2008               2007
                                              ---------------------------------
Settlement amount                              $ 2,068,079          $ 2,068,079

Interest                                       $ 1,815,594          $ 1,464,653

Preference payment                             $    83,000          $    83,000

Proceeds of stock sale                         ($   23,345)         ($   23,345)
                                            -----------------------------------

Total                                          $ 3,943,328          $ 3,592,387
                                            ===================================

       c) Other

       The Company is currently involved in various collection claims and other legal actions (Notes 10 and 13). It is not possible at this time to predict the outcome of some of the legal actions.

       d) Royalties

       The Company has agreed to pay a royalty equal to 2% of gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used. No royalty payments were made in 2008 and 2007.
--------------------------------------------------------------------------------

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


6.     STOCK OPTIONS

       2003 Stock Incentive Plan

       On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2008 and 2007, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

       2004 Nevada Stock Incentive Plan

       On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2008 and 2007, the number of unoptioned shares available for granting of options under the plan was 1,703,500.

       All options granted under the above plans are fully vested and exercisable immediately.

       Valuation-general Black-Scholes

       The determination of fair value of share-based payment awards to employees, directors and non-employees on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


6.     STOCK OPTIONS - CONTINUED

       The following summarizes information relating to stock options issued prior to 2008:

                                                                      2007 AND 2008

                                           NON-EMPLOYEES         EMPLOYEES & DIRECTORS       TOTAL
                                      ------------------------ ------------------------- ---------------------------

                                                     WEIGHTED                  WEIGHTED                    WEIGHTED
                                                      AVERAGE                   AVERAGE                     AVERAGE
                                                     EXERCISE                  EXERCISE                    EXERCISE
                                          OPTIONS      PRICE       OPTIONS        PRICE       OPTIONS         PRICE
                                      ------------ ----------- ------------ ------------ ------------ --------------

         Outstanding at beginning       2,125,000  $     0.08   15,674,000  $      0.06   17,799,000   $       0.06
         and end  of year



       At December 31, 2008, the following is a summary of stock options outstanding:

                                          Weighted Average     Weighted
                                                 Remaining      Average
                                               Contractual     Exercise
    Exercise Price         Number            Life (Years)        Price
------------------- ----------------- --------------------- ------------------

             $0.02       7,000,000            1.07              $0.02
     $0.04 - $0.07       1,450,000            3.09               0.04
     $0.09 - $0.10       9,349,000            4.98               0.10
                       -----------------------------------------------

                        17,799,000            3.29              $0.06
                       ===============================================


       Issuance of Stock Options to Non-employees for Services

       During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the year ended December 31, 2008 are as follows:

                      Total consultant warrants granted           78,200,000
                      Vested prior to January 1, 2008            (16,172,220)
                      Vested January through December 2008        (6,633,329)
                      Cancelled January through December 2008    (22,044,436)
                                                                --------------
                      Warrants not vested                         33,350,015
                                                                ==============

       During 2008 the Company using the Black-Scholes model recorded $126,621 ($430,384 in 2007) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $92,576 ($289,113 in 2007) to general and administrative expenses and $34,045 ($141,271 in 2007) to research and development.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


6.     STOCK OPTIONS - CONTINUED

       Issuance of Stock Options to Non-employees for Services - Continued

       The estimated fair value of warrants vested to non-employees during 2008 was between $0.023 and $0.06. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility between 101% and 161%; risk-free interest rate between 1.87% to 3.68% and an expected life of 7 years.

       The estimated fair value of warrants vested to non-employees during 2007 was between $0.023, and $0.06. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility between 112% and 155%; risk-free interest rate of 4.46% and 5.05% and expected life of 7 years.


7.     STOCKHOLDERS' EQUITY

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

       b) Merger

       New management took control pursuant to a merger completed as of September 9, 2005 pursuant to which a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC that is obligated to provide the services of Mr. Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became president and chief executive officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary in the event the Company issues any securities related directly or indirectly to pre-merger events. The Company issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger

       c) During 2008, the Company issued 13,000,000 (3,000,000 in 2007) shares to consultants in consideration for services, at a range of ascribed values from $0.019 to $0.03 ($0.016 in 2007) per share (based on the trading price of the Company's common stock on the agreement date).

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


7.     STOCKHOLDERS' EQUITY - CONTINUED

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

       e) During 2008, the Company issued 169,054,057 shares of common stock. The 169,054,057 included, 142,114,317 were issued for conversion of notes payable, 6,000,000 for conversion of accounts payable, 7,000,000 shares were issued for services with an ascribed value of $114,000 (based on the trading price of the Company's common stock on the dates service agreements were entered into) and 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger

       During 2007, the Company issued 35,000,000 shares of common stock. The 35,000,000 included, 32,000,000 were issued for conversion of notes payable, and 3,000,000 shares were issued for services with an ascribed value of $48,000 (based on the trading price of the Company's common stock on the dates service agreements were entered into).

       f) During 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $138,600, which was recorded as loans payable. As of December 31, 2008 the shares have not been issued.

       g) Stock Purchase Warrants

       At December 31, 2008 and 2007, the Company had 43,925,549 and 31,292,220
       stock purchase warrants outstanding and exercisable, respectively. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.02 per share and expiration dates between 2011 and 2015.

       In 2006 and 2007 consulting contracts were signed with a total of 78,200,000 warrants of which only 6,633,329 warrants were vested in 2008 (16,172,220 in 2006 and 2007). The termination of various consultants resulted in the cancellation of 22,044,436 warrants. The remaining warrants may vest over the next two or more years upon the continuation of service of the holders and/or the happening of specific events.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


  7.      STOCKHOLDERS' EQUITY - CONTINUED

         h)     Stock Purchase Warrants - continued


       Details of share purchase warrants issued and expired are as follows:

                                                     2008

                                    INVESTORS         EMPLOYEES & CONSULTANTS    TOTAL
                             ------------------------ -------------------------- ---------------------------

                                            WEIGHTED                   WEIGHTED                    WEIGHTED
                                             AVERAGE                    AVERAGE                     AVERAGE
                                           EXERCISE                    EXERCISE                    EXERCISE
                                WARRANTS       PRICE      WARRANTS        PRICE      WARRANTS         PRICE
                             ------------ ----------- ------------- ------------ ------------ --------------

 Outstanding at beginning     15,120,000    $   0.02    16,172,220    $    0.01   31,292,220     $     0.02
 of year
 Granted                       6,000,000    $   0.02     6,633,329    $    0.01   12,633,329     $     0.02
 Expired                                    $                         $                          $
                             ------------             -------------              ------------
 Warrants outstanding and
 exercisable at end of        21,120,000    $   0.02    22,805,549    $    0.01   43,925,549     $     0.02
 year
                             ============             =============              ============
 Weighted average fair
 value of
 warrants granted during                    $   0.02                  $    0.02                  $     0.02
 the year
                             ==============================================================================



       At December 31, 2008, the following is a summary of share purchase warrants outstanding and exercisable:

                                                    Weighted-
                                                      Average          Weighted
                                                    Remaining           Average
                                                  Contractual          Exercise
 Exercise Price               Number             Life (Years)             Price
------------------- ----------------- ------------------------ -----------------

     $0.01                21,972,221                     5.59             $0.01
  0.025 -0.04             21,953,328                     3.70             $0.02
                    ----------------- ------------------------ -----------------

                          43,925,549                     4.65             $0.02
                    ----------------- ------------------------ -----------------

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


8.      PACIFIC BAJA BANKRUPTCY

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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


9.     FORMER DIRECTORS

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


       The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2008 and 2007, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

--------------------------------------------------------------------------------

10.     CRESCENT FUND, LLC


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

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


11.     RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------
       The Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement") dated as of SEPTEMBER 2005, among it, its wholly owned subsidiary Turbodyne Acquisition Corp. ("Merger Subsidiary" or the "Survivor") and Aspatuck Holdings Nevada, Inc., (the "Nevada"). Nevada was a majority owned subsidiary of Aspatuck Holdings Ltd. ("AHL"). Jason Meyers is the President of AHL. The agreement contemplated the merger of Nevada and Merger Subsidiary with the Survivor as the surviving entity. Prior to the merger, Nevada entered into a consulting agreement ("CONSULTING AGREEMENT") with an entity which is obligated to provide the services of Albert Case to the Company.

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

       The Company issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger (the "Agreement") dated September 1, 2005. The Agreement among the Company. Turbodyne Acquisition Corp. a wholly owned subsidiary of Parent and Aspatuck Holdings Nevada Inc. provides that "it is the intent of the parties that the Merger Consideration Shares shall constitute 40% of the post merger fully diluted shares outstanding talking into account the issuance of shares of Parent Common Stock in settlement of the Pacific Baja Litigation and other shares related in any manner to events or transactions prior to the Effective Date." A significant portion of the proceeds of the Company's private placement were used to pay prior obligations to the Company. Based on calculations presented to the board and terms of the aforesaid Agreement the issuances of aforesaid additional shares were authorized.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


11.     RELATED PARTY TRANSACTIONS  - CONTINUED
--------------------------------------------------------------------------------
       In February 2007 we entered into a patent assignment agreement with four of our consultants relating to the assignment of patent rights. The four consultants, including our then President Albert Case, are joint inventors of certain inventions and/or improvements for which they have filed a provisional application in the United States Patent and Trademark Office. Under the terms of the agreement, the co-inventors assigned the rights to the patent application to the Company .The Company is required to pay all accrued and unpaid compensation owed under existing agreements to each inventor and keep payments to them current under such agreements. Failure to make these payments may result in the return of the Patent to the inventors.

       Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $4,904 for 2008 and $2,604 for 2007. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of December 31, 2008 and 2007 the Company also owes Aspatuck Holdings Ltd consulting fees of $344,827 and $225,996, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2008 and 2007. The company also included $64,999 of non cash warrant expense for the year ended December 31, 2008 and $154,388 for 2007.

       John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of December 31, 2008 and 2007, with total outstanding balance of $40,106 and $38,356, respectively, which includes accrued interest of $5,106 and $3,356, respectively. The Company recorded $28,111 general and administrative expense for the stock compensation issued to John Adams in 2008.

       As of December 31, 2008 the Company owes Debi Kokinos, CFO consulting fees of $41,830. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2008 and 2007. The company also included $19,500