Form 10-Q
period 2009-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2009-05-15
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended MARCH 31, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the transition period               to
                                         ----------------  -------------------

Commission File Number 000-21391

                          TURBODYNE TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

 NEVADA                                                95-4699061
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY             10106
---------------------------------------------          ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:      (805) 512-9511
                                                     --------------


                                 NOT APPLICABLE
                                 --------------
           (Former name, former address and former fiscal year end, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ? Accelerated filer ? Non -accelerated filer ? (do not check if a smaller Smaller reporting company [X ] reporting company) Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 549,513,491 shares of common stock issued and outstanding as of MAY 14, 2009.

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                                 MARCH 31, 2009

                                                                        PAGE
                                                                       NUMBER

PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of March 31, 2009 and
                  December 31, 2008                                            4

             Consolidated Statements of Operations for the three
                  month periods ended March 31, 2009 and March 31, 2008        5

             Consolidated Statements of Cash Flows for the
                  three month periods ended March 31, 2009 and March 31, 2008  6

             Notes to the Consolidated Financial Statements                    7

Item 2.      Management's Discussion and Analysis or Plan of Operations       23

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       NA

Item 4.      Controls and Procedures                                          31

PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings                                                32

Item 1A.     Risk Factors                                                     NA

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      32

Item 3.      Defaults Upon Senior Securities                                  NA

Item 4.      Submission of Matters to a Vote of Security Holders              NA

Item 5.      Other Information                                                NA

Item 6.      Exhibits                                                         33

SIGNATURES                                                                    34

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE THREE MONTHS ENDED
                                   MARCH 31, 2009 AND 2008
                                   (UNAUDITED - EXPRESSED IN US DOLLARS)



================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (EXPRESSED IN US DOLLARS)



                                                                  MARCH 31         DECEMBER 31
                                                                   2009                2008
-----------------------------------------------------------------------------------------------
ASSETS                                                          (UNAUDITED)
CURRENT
   Cash                                                      $          20    $          68
                                                             ----------------------------------

        TOTAL CURRENT ASSETS                                            20               68
PROPERTY AND EQUIPMENT, net                                         16,327           17,829
                                                             ----------------------------------

TOTAL ASSETS                                                 $      16,347    $      17,897
===============================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                          $   1,964,528    $   1,869,757
   Accrued liabilities                                             341,000          320,000
   Provision for lawsuit settlements (Note 4)                    5,441,621        5,345,113
   Loans payable (Note 3)                                          518,864          508,227
                                                             ----------------------------------

        TOTAL CURRENT LIABILITIES                                8,266,013        8,043,097

DEFERRED LICENSING FEE                                             269,274          274,830
                                                             ----------------------------------

        TOTAL LIABILITIES                                    $   8,535,287    $   8,317,927
                                                             ----------------------------------

STOCKHOLDERS' DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares                                     12               12
          549,513,491 common shares                                549,514          549,514
   Treasury stock, at cost (5,278,580 shares)                   (1,963,612)      (1,963,612)
   Additional paid-in capital                                  127,905,641      127,897,291
   Other comprehensive income -
       Foreign exchange translation gain                            35,119           35,119
   Accumulated deficit                                        (135,045,614)    (134,818,354)
                                                             ----------------------------------

        TOTAL STOCKHOLDERS' DEFICIT                             (8,518,940)      (8,300,030)
                                                             ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      16,347    $      17,897
===============================================================================================



         The accompanying notes are an integral part of these unaudited consolidated financial statements.



================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31                           2009              2008
------------------------------------------------------------------------------------------------


LICENSING FEES                                              $          5,556    $          5,556
                                                            ------------------------------------

EXPENSES
    Selling, general and administrative                               98,098             255,848
    Research and development                                          25,808             110,558
    Litigation                                                        96,508              82,065
    Depreciation and amortization                                      1,502                 890
                                                            ------------------------------------

       TOTAL EXPENSES                                                221,916             449,361
                                                            ------------------------------------

LOSS FROM OPERATIONS                                                (216,360)           (443,805)

OTHER INCOME (EXPENSE)
   Interest expense                                                   (9,300)            (22,030)
   Amortization of discount on convertible notes (Note 3)               --              (240,194)
   Debt conversion expense (Note 3)                                     --              (426,857)
                                                            ------------------------------------

NET LOSS BEFORE TAXES                                               (225,660)         (1,132,886)

Income tax expense                                                    (1,600)             (1,600)
                                                            ------------------------------------

NET LOSS FOR THE PERIOD                                     $       (227,260)   $     (1,134,486)
================================================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $          (0.00)   $          (0.00)
================================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                      549,513,491         383,241,566
================================================================================================



         The accompanying notes are an integral part of these unaudited consolidated financial statements.


================================================================================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)


FOR THE THREE-MONTH PERIODS ENDED MARCH 31                            2009            2008
---------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss for the period                                         $  (227,260)   $(1,134,486)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                           (5,556)        (5,556)
      Depreciation and amortization                                      1,502            890
      Amortization of discount on convertible debt (Note 3)               --          240,194
      Stock for services                                                 2,000        180,000
      Debt conversion expense (Note 3)                                    --          426,857
      Warrant compensation  (Note 2)                                     7,688         54,600
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                          --             --
   Increase (decrease) in operating liabilities
       Accounts payable                                                 94,771        (20,801)
       Accrued liabilities and provision for lawsuit settlements       126,807        132,070
                                                                   --------------------------
          Net cash used in operating activities                            (48)      (126,232)
                                                                   --------------------------

FINANCING ACTIVITIES
   Notes Payable                                                          --          123,500
                                                                   --------------------------
          Net cash provided by financing activities                       --          123,500
                                                                   --------------------------

NET INCREASE (DECREASE) IN CASH                                            (48)        (2,732)

CASH, beginning of  period                                                  68          2,786
                                                                   --------------------------
CASH, end of period                                                $        20    $        54
=============================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $      --      $    54,198
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                            --           24,198
CONVERSION OF INTEREST AND NOTES PAYABLE TO COMMON STOCK                  --          359,494
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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


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

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $135,045,614 at March 31, 2009 and a total capital deficit of $8,518,940 at March 31, 2009. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2008 and 2007 included in the Company's 10-K Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


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

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

                 Computers and measurement equipment             - 3 years
                 Machinery and equipment                         - 7 to 15 years
                 Furniture and fixtures                          - 5 to 10 years

     VALUATION OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2009 and 2008.

     FAIR VALUE MEASUREMENTS

      In January 1, 2008, SFAS No. 157 (SFAS 157), FAIR VALUE MEASUREMENTS became effective for the Company. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     FAIR VALUE MEASUREMENTS - CONTINUED

     SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have an impact on the Company's financial statements.


     Effective January 1, 2008, Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have an impact on the Company's financial statements.

     RECOGNITION OF REVENUE

     License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended March 31, 2009 $5,556 ($5,556 in 2008) of licensing fees was recognized as income.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     EARNINGS (LOSS) PER SHARE - CONTINUED

     For the quarter ended March 31, 2009, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,799,000 and 45,294,988 shares of common stock, convertible notes to purchase 28,155,158 shares of common stock were outstanding during the quarter. The weighted average cumulative equivalent shares of 549,513,491 were included in the denominator for 2009 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

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

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


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

     COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended March 31, 2009 and 2008.

------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and has no impact on its financial statements.

     In December 2007, the FASB issued Statement No. 160, "Non controlling Interest in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the Company beginning January 1, 2009 and has no impact on its financial statements.

     In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. This statement is effective for the Company beginning January 1, 2009 and has no impact on its financial statements.


     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2009, the FASB issued FSP FAS 141(R)-1, ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, "Business Combinations", which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company's financial statements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


2.   SHARE CAPITAL

     Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

     a)   Authorized Capital
          At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

          In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of March 31, 2009, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

          In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

     b) During the three months ended March 31, 2009 the Company did not issue any shares.

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

  ------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  MARCH 31, 2009 AND 2008
  ------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED


     c)   Stock Options - Continued


          GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

          During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the quarter ended March 31, 2009 are as follows:

              Total consultant warrants granted                  78,200,000
              Vested prior to January 1, 2009                   (22,805,549)
              Vested January through March 31, 2009              (1,369,439)
              Cancelled January through December 2008           (22,044,436)
                                                               -------------
              Warrants not vested                                31,980,576
                                                               =============

          During the three months ended March 31, 2009 the Company using the Black-Scholes model recorded $7,688 ($54,600 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $5,880 ($35,181 in 2008) to general and administrative expenses and $1,808 ($18,484 in 2008) to research and development.

          The estimated fair value of warrants issued to non-employees during the three months ended March 31, 2009 ranged from $0.0032 to $0.0062. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 113.23% and 125.53%; risk-free interest rate of 2.27%, 2.28% and 2.69% and an expected life of 7 years.

     d)   Stock Purchase Warrants

          At March 31, 2009 the Company had 45,294,988 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.016 per share and expiration dates between 2011 and 2016. Details of share purchase warrants for the quarter ended March 31, 2009 are as follows:

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


2.   SHARE CAPITAL - CONTINUED


                                    INVESTORS        EMPLOYEES & CONSULTANTS        TOTAL
                            ------------------------------------------------------------------------

                                          WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                          EXERCISE                 EXERCISE                EXERCISE
                              WARRANTS     PRICE      WARRANTS      PRICE      WARRANTS     PRICE
                            ------------------------------------------------------------------------

Outstanding at beginning    21,120,000   $   0.02    22,805,549   $   0.01    43,925,549   $   0.02
of period

Vested                            --     $   0.02     1,369,439   $   0.01     1,369,439   $   0.01
                            ----------               ----------               ----------

Warrants outstanding and
exercisable at end of
period                      21,120,000   $   0.02    24,174,988   $   0.01    45,294,988   $   0.02
                            ==========               ==========               ==========
Weighted average fair
value of warrants
granted during
the period                        --                               --     $         0.01   $   0.01
                            =======================================================================


          At March 31, 2009, the following is a summary of share purchase warrants outstanding and exercisable:

                                                  Weighted-
                                                   Average        Weighted
                                                  Remaining        Average
                                                  Contractual      Exercise
          Exercise Price           Number         Life (Years)       Price
          ----------------------------------------------------------------------

             $0.01              23,341,660           5.43             $0.01
          $0.025 - 0.04         21,953,328           3.46              0.02
                               ------------


                                45,294,988           4.47             $0.02
                               ============

--------------------------------------------------------------------------------


3.   LOANS PAYABLE

                                                       March 31,   December 31,
                                                         2009          2008
                                                      --------------------------

         Unsecured, non-interest bearing
         loan payable, due on
         demand from stockholders
         and other parties                             $138,600    $138,600

         Note payable, 5% per annum
         (see note 5)                                    51,479      50,905

         Convertible notes payable                      328,785     318,722
                                                      --------------------------

         Total Loans Payable                           $518,864    $508,227
                                                      ==========================


--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

  MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


3.   LOANS PAYABLE - CONTINUED

     As of March 31, 2009, convertible notes consist of:

                                  Issued         Issued     Issued           Issued        Issued         Issued
                                 through        from         from            from            From          From
                                   Sept      Nov 06 to     Mar 07 to       Sep 07 to      Jan 08 to      Apr 08 to
                                   2006         Feb 07       Aug 07         Dec 07          Mar 08         Jun 08        Total
                               ----------------------------------------------------------------------------------------------------
Proceeds from issuances of
convertible debt               $   615,000   $    95,000    $   441,000    $   200,000    $   100,000    $   200,000    $ 1,651,000

Less: Debt conversions            (530,000)      (95,000)      (441,000)      (200,000)      (100,000)          --       (1,366,000)
                               ----------------------------------------------------------------------------------------------------

                                    85,000          --             --             --             --          200,000        285,000
                               ----------------------------------------------------------------------------------------------------

Discount on convertible debt

   Value allocated to
      warrants                      88,144         8,041        118,485         51,035         24,198         48,052        337,955

   Beneficial conversion
      feature                      521,756        86,959        322,515        148,965         54,198         68,052      1,202,445
                               -----------------------------------------------------------------------------------------------------

                                   609,900        95,000        441,000        200,000         78,396        116,104      1,540,400
   Accumulated amortization
      of value allocated to
      warrants                     (88,144)       (8,041)      (118,485)       (51,035)       (24,198)       (48,052)      (337,955)

   Accumulated amortization
      of beneficial conversion
      feature                     (521,756)      (86,959)      (322,515)      (148,965)       (54,198)       (68,052)    (1,202,445)
                               ----------------------------------------------------------------------------------------------------

                                      --             --             --             --            --             --             --
                               ----------------------------------------------------------------------------------------------------

   Accrued Interest                 12,885          --             --             --             --           30,900         43,785
                               ----------------------------------------------------------------------------------------------------


Net Convertible Debt           $    97,885   $      --      $      --      $      --      $      --      $   230,900    $   328,785
                               ====================================================================================================

                                Lower of
                                 70% of
Original conversion price       market or       $0.005          $0.020         $0.020        $0.020         $0.020           --
                                  $0.025

Modified conversion price         $0.005          N/A             N/A            N/A           N/A            N/A            --

Interest rate                       5%            5%              5%             18%           18%            18%            --

Maturity from date of issuance   1 year         1 year          1 year        6 months      6 months        6 months         --



Warrants issued                 12,300,000     1,900,000      8,820,000      4,000,000      2,000,000      4,000,000     33,020,000


Warrants exercised             (11,900,000)         --             --             --             --             --      (11,900,000)
                               ----------------------------------------------------------------------------------------------------

Warrants remaining                 400,000     1,900,000      8,820,000      6,000,000      2,000,000      4,000,000     21,120,000
                               ----------------------------------------------------------------------------------------------------


Market value of warrants
at date of issuance              $ 150,884       $48,863       $398,872       $140,612        $41,498        $69,572

Assumptions for Black-Scholes
valuation of warrants

     Original exercise price      $  0.025     $   0.025         $0.020         $0.020         $0.020         $0.020


     Modified exercise price      $  0.010        N/A            N/A             N/A             N/A            N/A
     Term                         5 years     5 years          5 years         5 years         5 years        5 years
                                    146% -      153% -          112% -         112% -
     Volatility rate                151%        155%            155%           155%             109%            107%
                                   4.61% -      4.45% -         4.46% -        2.93% -
     Risk free interest rate        5.02%       4.69%           5.01%          5.01%           2.93%           1.90%


                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
--------------------------------------------------------------------------------


3.   LOANS PAYABLE - CONTINUED

     For the quarter ended March 31, 2009 the Company did not issue any new convertible notes.


     For the years ended December 31, 2008, 2007 and 2006, the Company issued $300,000, $691,000 and $660,000, respectively, of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 6,000,000, 13,820,000, and 13,200,000 shares of the Company's common stock, respectively. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

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

     In February 2007, the Company changed the per share conversion price from $0.005 to $0.020 for new lenders. The notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes, issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years. ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2006
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES

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

     At March 31, 2009, the Company has included $4,039,836 ($3,943,328 in 2008)
     in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has also been included in the provision for lawsuit settlements.

                                      ------------------- ----------------------
                                       March 31, 2009       December 31, 2008
                                      ------------------- ----------------------

           Settlement amount                  $2,068,079             $2,068,079
                                               1,912,102             $1,815,594
           Interest
                                                 $83,000                $83,000
           Preference payment
                                               ($23,345)              ($23,345)
           Proceeds of stock sale
                                      ------------------- ----------------------

           Total                              $4,039,836             $3,943,328

--------------------------------------------------------------------------------

  ------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2008
  ------------------------------------------------------------------------------


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

          The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At March 31, 2009, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2006
--------------------------------------------------------------------------------


4.   COMMITMENTS AND CONTINGENCIES - CONTINUED

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


5.   RELATED PARTY TRANSACTIONS

          Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $5,479 for 2009 and $4,904 for 2008. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of March 31, 2009 and December 31, 2008 the Company also owes Aspatuck Holdings Ltd consulting fees of $375,227 and $344,827, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $30,000 of consulting compensation in the general and administrative expense for the quarters ended March 31, 2009 and 2008. The Company also included $4,523 and $21,988 of non cash warrant expense for the quarter ended March 31, 2009 and 2008 respectively.

          John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of March 31, 2009 and December 31, 2008, with total outstanding balance of $40,543 and $40,106, respectively, which includes accrued interest of $5,543 and $5,106, respectively. The Company recorded $2,000 and $8,667 general and administrative expense for the stock compensation to be issued to John Adams for the quarter ended March 31, 2009 and 2008, respectively.

--------------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2009 AND 2006
--------------------------------------------------------------------------------


5.   RELATED PARTY TRANSACTIONS - CONTINUED

     As of March 31, 2009 and December 31, 2008 the Company owes Debi Kokinos, CFO consulting fees of $61,210 and $41,830, respectively. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $19,380 of consulting compensation in the general and administrative expense for the quarters ended March 31, 2009 and 2008. The company also included $1,357 and $6,597of non cash warrant expense for the quarter ended March 31, 2009 and 2008 respectively.


6.   SUBSEQUENT EVENTS

     Subsequent to March 31, 2009, the Board of Directors approved additional convertible notes at a purchase price of $100,000 per unit with detachable warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Notes have a two year maturity with 12% annual interest rate payable at maturity or at the time of conversion. The Note may be converted at any time after issuance until the note is paid in full. The conversion price is at a price equal to $.01 ("Conversion Price"); provided that Conversion shall be subject to a minimum conversion amount of $10,000, or if less, the remaining Outstanding Obligation. The warrants will have an exercise price of $.01 and a 5 year expiration date.

     Subsequent to March 31, 2009, the Company issued a $100,000 convertible note with the above terms. The convertible note was issued with detachable warrants to purchase 2,000,000 shares of the Company's common stock.

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

We are an engineering Company and have been engaged, for over ten years, in the design and development of forced-air induction (air-charging) technologies that improve the performance of gas and diesel internal combustion engines. Optimum performance of an internal combustion engine requires a proper ratio of fuel to air. Power available from the engine is reduced when a portion of the fuel is not used. In a wide range of gas and diesel engines additional air is needed to achieve an optimal result. Traditional engineered solutions for this problem use belts or exhaust gas (superchargers or turbochargers) to supply additional air to an engine. Turbodyne, instead, uses electric motors to supply additional air. Because an electric motor can be engaged more quickly, compared to the mechanical delays inherent in a belt or exhaust gas device, Turbodyne's products under development are designed to reduce this `turbolag' and otherwise adds to the effectiveness of gas and diesel engines used in automotive, heavy vehicle, marine, and other internal combustion installations.

RESULTS OF OPERATIONS
                                     -------------------------------------------

                                              First Quarter Ended March 31
                                     -------------------------------------------
                                                                   Percentage
                                        2009           2008          Increase
                                                                    (Decrease)
                                     -------------------------------------------
Total Revenue                        $     5,556    $     5,556            Nil
Operating Expenses                   ($  221,916)   ($  449,361)           (51%)
Net Loss from Operations             ($  216,360)   ($  443,805)           (51%)
Other expense and income tax         ($   10,900)   ($  690,681)           (98%)
                                     ===========    ===========    ===========
Net Loss                             ($  227,260)   ($1,134,486)           (80%)
                                     ===========    ===========    ===========


NET REVENUE

                                           -------------------------------------

                                                 First Quarter Ended March 31
                                           -------------------------------------
                                                                      Percentage
                                            2009            2008        Increase
                                           -------------------------------------

License Fee                                $5,556           $5,556           Nil
                                           ======           ======           ===

We had no revenue in 2009 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the quarters ended March 31, 2009 and 2008, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements.



COST OF SALES

We had no sales in 2009 and 2008; therefore we did not have any costs of sales during any portion of these years

OPERATING EXPENSES

Due to a lack of funds we reduced our operations in the first quarter of 2009 so that operating expenses decreased from the comparable period in 2008 by 51%. The primary components of our operating expenses are outlined in the table below:

                                               First Quarter Ended March 31
                                          --------------------------------------
                                                                     Percentage
                                           2009            2008        Increase
                                                                     (Decrease)

General and Administrative Expenses       $98,098        $255,848      (62%)
Research and Development Expenses         $25,808        $110,558      (77%)
Litigation Expenses                       $96,508         $82,065       18%

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and included non cash warrant and stock compensation expense amount of $5,880 and $2,000 ($35,795 and $8,667 in 2008) respectively. (Financial Statement Note
2)

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2008 is due to decreased spending for limited development operations due to a lack of funding and the decrease in the non cash warrant expense amount of $1,808 compared to $18,805 in 2008 as a result of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock. (Financial Statement Note 2). Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2009 are associated with the development of our TurboPac.

LITIGATION EXPENSE

The litigation expense is the accrued interest relating to the TST, Inc. settlement as discussed in Financial Statement Note 4.

COMPENSATION EXPENSE

GRANT OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the year ended December 31, 2008 are as follows:

        Total consultant warrants granted                       78,200,000
        Vested prior to January 1, 2009                       (22,805,549)
        Vested January through March 31, 2009                  (1,369,439)
        Cancelled January through December 2008               (22,044,436)
                                                            ---------------
        Warrants not vested                                     31,980,576
                                                            ===============

During the three months ended March 31, 2009 the Company using the Black-Scholes model recorded $7,688 ($54,600 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $5,880 ($35,181 in 2008) to general and administrative expenses and $1,808 ($18,484 in 2008) to research and development.

OTHER INCOME (EXPENSE) AND INCOME TAX
                                     -------------------------------------------
                                                Quarter Ending March 31
                                     -------------------------------------------
                                                                    Percentage
                                        2009            2008         Increase
                                                                    (Decrease)
                                     -------------------------------------------
Other Expenses
Interest Expense                      ($9,300)       ($22,030)       (58%)
Amortization of Discount on
  Convertible Notes                     $-0-         ($240,194)      (100%)
Inducement Expense                      $-0-         ($426,857)      (100%)
Income Tax                            ($1,600)        ($1,600)        Nil
                                     -------------------------------------------
Total Other Expenses                 ($10,900)       ($690,681)      (98%)
                                     ===========================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable.

The Company had other expenses for the quarter ending March 31, 2009 of $9,300 compared to $690,681 in 2008. As indicated above, the reduction resulted from a reduction in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses (Financial Statement
Note 3).

NET INCOME / LOSS

Our net loss for the quarter ended March 31 2009 decreased to $227,260 from net loss of $1,134,486) for the quarter ended March 31, 2008, representing a decrease of 80%. The decrease is directly related limited activity due to a lack of funds and a significant decrease in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses.


FINANCIAL CONDITION


CASH AND WORKING CAPITAL


                              ------------------------------------- -------------------------
                                 March 31, 2009  December 31, 2008         Percentage
                                                                     Increase / (Decrease)
                              ------------------------------------- -------------------------
Current Assets                              $20                $68           (71%)
Current Liabilities                ($8,266,013)       ($8,043,097)             3%
                              ----------------- ------------------ -------------------------
Working Capital Deficit            ($8,265,993)       ($8,043,029)             3%
                              ===================================== =========================


The increase to our working capital deficit was primarily attributable to an increase in accounts payable and an increase in provision for lawsuit settlements as discussed below.


LIABILITIES


                                        ---------------- ------------------- ----------------------
                                         March 31, 2009   December 31, 2008         Percentage
                                                                               Increase/ (Decrease)
                                        ---------------- ------------------- ----------------------

Provisions for Lawsuit Settlements           $5,441,621          $5,345,113             2%
Accounts Payable                             $1,964,528          $1,869,757             5%
Accrued Liabilities                            $341,000            $320,000             7%
Short-Term Loans                               $518,864            $508,227             2%


The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable increased due to a lack of funds to pay creditors. Short-term loans increased due to interest expense.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations may also be conditional upon the forbearance of our creditors.

Included in short-term loans at March 31, 2009 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS
                                                       -------------------------
                                                               At March 31,
                                                       -------------------------
                                                         2009             2008
                                                         ----             ----
Net Cash provided by (used in) Operating Activities     ($48)       ($126,232)
Net Cash provided by (used in) Financing Activities         -         $123,500
Net Increase (Decrease) in Cash During Period           ($48)         ($2,732)


CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to the limited amount of funds available compared to 2008.


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



NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations. This statement is effective for the Company beginning January 1, 2009 and has no impact on its financial statements.

In December 2007, the FASB issued Statement No. 160, "Non controlling Interest in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations. This statement is effective for the Company beginning January 1, 2009 and has no impact on its financial statements.


In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations. This statement is effective for the Company beginning January 1, 2009 and has no impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board
(APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009

In April 2009, the FASB issued FSP FAS 141(R)-1, ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, "Business Combinations", which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company's financial statements.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

NONE



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no securities issued in the quarter ended March 31, 2009

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


                                                    TURBODYNE TECHNOLOGIES, INC.


Signature                    TITLE                               DATE
                             -----                               ----

/s/ Jason Meyers             Co-Chief Executive Officer,          May 15, 2009
________________________     Director
Jason Meyers


/s/ Debi Kokinos             Chief Financial Officer             May 15, 2009
_________________________    and Chief Accounting Officer
Debi Kokinos