Form 10-Q
period 2009-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2009-08-14
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period ____________ to ____________

Commission File Number 000-21391
                       ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             NEVADA                                        95-4699061
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY                  10106
--------------------------------------------                ----------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:          (805) 512-9511
                                                         --------------

                                 NOT APPLICABLE
                                 --------------
            (Former name, former address and former fiscal year end,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]
Accelerated filer [ ]
Non -accelerated filer [ ] (do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 550,513,491 shares of common stock issued and outstanding as of AUGUST 12, 2009.

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                                  JUNE 30, 2009

                                                                           PAGE
                                                                          NUMBER

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2009
             and December 31, 2008                                           4

         Condensed Consolidated Statements of Operations for the
             three and six month periods ended June 30, 2009 and
             June 30, 2008                                                   5

         Condensed Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 2009 and June 30, 2008             6

         Notes to the Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis or Plan of Operations         23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         NA

Item 4.  Controls and Procedures                                            30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  33

Item 1A. Risk Factors                                                       NA

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        33

Item 3.  Defaults Upon Senior Securities                                    NA

Item 4.  Submission of Matters to a Vote of Security Holders                NA

Item 5.  Other Information                                                  33

Item 6.  Exhibits                                                           34

SIGNATURES                                                                  35

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED
            JUNE 30, 2009 AND 2008
            (UNAUDITED - EXPRESSED IN US DOLLARS)

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)

                                                                      JUNE 30        DECEMBER 31
                                                                        2009             2008
-------------------------------------------------------------------------------------------------
ASSETS                                                               (UNAUDITED)
CURRENT
   Cash                                                            $      29,121    $          68
                                                                   ------------------------------
        TOTAL CURRENT ASSETS                                              29,121               68
PROPERTY AND EQUIPMENT, net                                               14,825           17,829
                                                                   ------------------------------
TOTAL ASSETS                                                       $      43,946    $      17,897
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable                                                $   1,916,303    $   1,869,757
   Accrued liabilities                                                   334,424          320,000
   Provision for lawsuit settlements (Note 5)                          5,538,129        5,345,113
   Loans payable (Note 3)                                                529,501          508,227
                                                                   ------------------------------
        TOTAL CURRENT LIABILITIES                                      8,318,357        8,043,097
                                                                   ------------------------------
LONG-TERM
   Loans payable (Note 4)                                                121,750               --
   Deferred licensing fee                                                263,718          274,830
                                                                   ------------------------------
        TOTAL LONG-TERM LIABILITIES                                      385,468          274,830
                                                                   ------------------------------
        TOTAL LIABILITIES                                              8,703,825        8,317,927
                                                                   ------------------------------
STOCKHOLDERS' DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares in 2009 and 2008                          12               12
          550,513,491 common shares in 2009 and 549,513,491 2008         550,514          549,514
   Treasury stock, at cost (5,278,580 shares)                         (1,963,612)      (1,963,612)
   Additional paid-in capital                                        127,944,545      127,897,291
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (135,226,457)    (134,818,354)
                                                                   ------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                   (8,659,879)      (8,300,030)
                                                                   ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $      43,946    $      17,897
=================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                          THREE-MONTH                            SIX-MONTH
                                                         PERIODS ENDED                         PERIODS ENDED
                                                            JUNE 30                               JUNE 30
                                                    2009               2008               2009               2008
----------------------------------------------------------------------------------------------------------------------
REVENUE
      Licensing fees
                                              $         5,556    $         5,556    $        11,112    $        11,112
                                              ------------------------------------------------------------------------
              TOTAL REVENUE                             5,556              5,556             11,112             11,112
                                              ------------------------------------------------------------------------
EXPENSES
     General and administrative                        94,003            174,508            192,132            430,356
     Research and development                          48,221             92,362             74,029            202,920
     Litigation expense                                96,508             98,330            193,016            180,395
     Depreciation and amortization                      1,502                890              3,004              1,780
                                              ------------------------------------------------------------------------
         TOTAL EXPENSES                               240,234            366,090            462,181            815,451
                                              ------------------------------------------------------------------------
LOSS FROM OPERATIONS                                 (234,678)          (360,534)          (451,069)          (804,339)
OTHER INCOME (EXPENSES)
     Interest expense                                 (13,761)           (35,602)           (23,060)           (57,632)
     Amortization of discount on
     convertible notes                                 (2,884)           (94,382)            (2,884)          (334,576)
     Debt conversion expense                               --           (729,600)                --         (1,156,457)
     Gain on extinguishment of debt                    70,510                 --             70,510                 --
                                              ------------------------------------------------------------------------
LOSS BEFORE TAXES                                    (180,813)        (1,220,118)          (406,503)        (2,353,004)
INCOME TAX EXPENSE                                         --                 --             (1,600)            (1,600)
                                              ------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                       $      (180,813)   $    (1,220,118)   $      (408,103)   $    (2,354,604)
                                              ========================================================================
Loss per common share
BASIC AND DILUTED                             $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)
======================================================================================================================
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED       550,513,491        439,581,259        550,513,491        417,896,030
======================================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30                                 2009           2008
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss for the period                                         $   (408,103)   $ (2,354,604)
                                                                   ----------------------------
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                           (11,112)        (11,112)
      Depreciation and amortization                                       3,004           1,780
      Amortization of discount on convertible debt (Note 3 & 4)           2,884         334,576
      Stock for services                                                  3,444         189,444
      Debt conversion expense (Note 3)                                       --       1,156,457
      Warrant compensation  (Note 2)                                     11,890          95,584
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                             --              --
   Increase (decrease) in operating liabilities
       Accounts payable                                                  46,546          89,613
       Accrued liabilities and provision for lawsuit settlements        230,500         276,307
                                                                   ----------------------------
        Net cash used in operating activities                          (120,947)       (221,955)
                                                                   ----------------------------
FINANCING ACTIVITIES
   Notes payable                                                        150,000         323,500
                                                                   ----------------------------
          Net cash provided by financing activities                     150,000         323,500
                                                                   ----------------------------
NET INCREASE (DECREASE) IN CASH                                          29,053         101,545

CASH, beginning of  period                                                   68           2,786
                                                                   ----------------------------
CASH, end of period                                                $     29,121    $    104,331
===============================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $         --    $    122,250
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                           34,257          72,250
CONVERSION OF INTEREST AND NOTES PAYABLE TO COMMON STOCK                     --         622,020
===============================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Expressed in US Dollars)

JUNE 30, 2009 AND 2008

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

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $135,226,457 at June 30, 2009 and a total capital deficit of $8,659,879 at June 30, 2009. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

JUNE 30, 2009 AND 2008

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

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

            Computers and measurement equipment             - 3 years
            Machinery and equipment                         - 7 to 15 years
            Furniture and fixtures                          - 5 to 10 years

      VALUATION OF LONG-LIVED ASSETS

      The Company periodically and at least, annually, reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2009 and 2008.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      FAIR VALUE MEASUREMENTS

      Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company reports assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

      o Level 1 - Quoted prices in active markets for identical assets or liabilities.

      o Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

      o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

      An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

      All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company has no financial assets and non-financial assets and liabilities that are measured at fair value.

      As of June 30, 2009, financial liabilities subject to fair value measurements were as follows:

                                       Total    Level 1    Level 2    Level 3
                                      ---------------------------------------
       Liabilities:
       Conversion option liabilities  $651,251                       $651,251

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the six months ended June 30, 2009 $11,112 ($11,112 in 2008) of licensing fees was recognized as income.

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

      For the quarter ended June 30, 2009, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,599,000 and 49,386,655 shares of common stock, convertible notes to purchase 28,785,515 shares of common stock were outstanding during the period. The weighted average cumulative equivalent shares of 550,513,491 were included in the denominator for 2009 computation of diluted earnings
      (loss) per share. No other adjustments were made for purposes of per share calculations.

      For the quarter ended June 30, 2008, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 18,022,000 and 41,186,663 shares of common stock, convertible notes to purchase 16,325,991 shares of common stock were outstanding during the period. The weighted average cumulative equivalent shares of 439,581,259 were included in the denominator for 2009 computation of diluted earnings
      (loss) per share. No other adjustments were made for purposes of per share calculations.

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

JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended June 30, 2009 and 2008.

      NEW ACCOUNTING PRONOUNCEMENTS

      In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of this FSP did not have an impact on the Company's financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS

      In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

      In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," which is an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor's continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

      In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB interpretation No. 46(R)," establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, "Accounting for Transfers of Financial Assets," and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then- existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

2.    SHARE CAPITAL

      Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

      a)    Authorized Capital

            At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

            In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of June 30, 2009, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

            In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

      b) During the six months ended June 30, 2009 the Company issued 1,000,000 shares of common stock for payment of services.

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

JUNE 30, 2009 AND 2008

2.    SHARE CAPITAL - CONTINUED

      c)    Stock Options - Continued

            Grant of Stock Options to Non-employees for Services

            During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the quarter ended June 30, 2009 are as follows:

                  Total consultant warrants granted                78,200,000
                  Vested prior to January 1, 2009                 (22,805,549)
                  Vested January through June 30, 2009             (2,461,106)
                  Cancelled January through December 2008         (22,044,436)
                                                                  -----------
                  Warrants not vested                              30,888,909
                                                                  ===========

            During the six months ended June 30, 2009 the Company using the Black-Scholes model recorded $11,890 ($95,584 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $10,082 ($66,387 in 2008) to general and administrative expenses and $1,808 ($29,197 in 2008) to research and development.

            The estimated fair value of warrants issued to non-employees during the six months ended June 30, 2009 ranged from $0.0032 to $0.0062. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 113.23%, 113.72%, 125.53 and 139.34%;
            risk-free interest rate of 2.27%, 2.28%, 2.69%, 2.70%, 3.06% and
            3.19% and an expected life of 7 years.

      d)    Stock Purchase Warrants

            At June 30, 2009 the Company had 49,386,655 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.01 to $0.04 per share with a weighted average exercise price of $0.016 per share and expiration dates between 2011 and 2016. Details of share purchase warrants for the quarter ended June 30, 2009 are as follows:

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

2.    SHARE CAPITAL - CONTINUED

                                  INVESTORS       EMPLOYEES & CONSULTANTS         TOTAL
                            ------------------------------------------------------------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                         AVERAGE                AVERAGE                AVERAGE
                                        EXERCISE               EXERCISE               EXERCISE
                              WARRANTS     PRICE     WARRANTS     PRICE     WARRANTS     PRICE
                            ------------------------------------------------------------------
Outstanding at beginning
of period                   21,120,000     $0.02   22,805,549     $0.01   43,925,549     $0.02

Vested                       3,000,000     $0.01    2,461,106     $0.01    5,461,106     $0.01
                            ----------             ----------             ----------
Warrants outstanding
and exercisable at end
of period                   24,120,000     $0.02   25,266,655     $0.01   49,386,655     $0.02
                            ==========             ==========             ==========

Weighted average fair
value of warrants granted
during the period                   --        --                  $0.01                  $0.01
                            ==================================================================

At June 30, 2009, the following is a summary of share purchase warrants outstanding and exercisable:

                                              Weighted-
                                                Average      Weighted
                                              Remaining       Average
                                            Contractual      Exercise
      Exercise Price           Number      Life (Years)         Price
      ----------------------------------------------------------------
          $0.01            27,433,327              5.21         $0.01
       $0.025 - 0.04       21,953,328              3.21          0.02
                         ------------
                           49,386,655              4.32         $0.02
                         ============

3.    CURRENT LOANS PAYABLE

                                                         June 30,   December 31,
                                                            2009           2008
                                                        -----------------------
      Unsecured, non-interest bearing loan payable,
      due on demand to stockholders and other parties   $138,600       $138,600

      Note payable, 5% per annum (see note 6)             52,054         50,905

      Convertible notes payable                          338,847        318,722
                                                        -----------------------
      Total Current Loans Payable                       $529,501       $508,227
                                                        -----------------------

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

3.    CURRENT LOANS PAYABLE - CONTINUED

      As of June 30, 2009, convertible notes consist of:

                                       Issued       Issued         Issued        Issued        Issued        Issued
                                       through        from          from          from          From          From
                                        Sept       Nov 06 to      Mar07 to     Sep 07 to     Jan 08 to     Apr 08 to
                                        2006         Feb 07        Aug 07        Dec 07        Mar 08        Jun 08        Total
                                     ----------------------------------------------------------------------------------------------
Proceeds from issuances of
convertible debt                     $  615,000    $   95,000    $  441,000    $  200,000    $  100,000    $  200,000    $1,651,000

Less: Debt conversions                 (530,000)      (95,000)     (441,000)     (200,000)     (100,000)           --    (1,366,000)
                                     ----------------------------------------------------------------------------------------------
                                         85,000            --            --            --            --       200,000       285,000
                                     ----------------------------------------------------------------------------------------------
Discount on convertible debt
     Value allocated to warrants         88,144         8,041       118,485        51,035        24,198        48,052       337,955
     Beneficial conversion feature      521,756        86,959       322,515       148,965        54,198        68,052     1,202,445
                                     ----------------------------------------------------------------------------------------------
                                        609,900        95,000       441,000       200,000        78,396       116,104     1,540,400
     Accumulated amortization of
     value allocated to warrants        (88,144)       (8,041)     (118,485)      (51,035)      (24,198)      (48,052)     (337,955)
     Accumulated amortization of
     beneficial conversion feature     (521,756)      (86,959)     (322,515)     (148,965)      (54,198)      (68,052)   (1,202,445)
                                     ----------------------------------------------------------------------------------------------
                                             --            --            --            --            --            --            --
                                     ----------------------------------------------------------------------------------------------
     Accrued Interest                    13,947            --            --            --            --        39,900        53,847
                                     ----------------------------------------------------------------------------------------------
Net Convertible Debt                 $   98,947    $       --    $       --    $       --    $       --    $  239,900    $  338,847
                                     ==============================================================================================
                                       Lower of
                                         70% of
Original conversion price             market or    $    0.005    $    0.020    $    0.020    $    0.020    $    0.020            --
                                         $0.025
Modified conversion price                $0.005           N/A           N/A           N/A           N/A           N/A            --
Interest rate                                 5%            5%            5%           18%           18%           18%           --
Maturity from date of issuance           1 year        1 year        1 year      6 months      6 months      6 months            --

Warrants issued                      12,300,000     1,900,000     8,820,000     4,000,000     2,000,000     4,000,000    33,020,000

Warrants exercised                  (11,900,000)           --            --            --            --            --   (11,900,000)
                                     ----------------------------------------------------------------------------------------------
Warrants remaining                      400,000     1,900,000     8,820,000     6,000,000     2,000,000     4,000,000    21,120,000
                                     ----------------------------------------------------------------------------------------------
Market value of warrants at date
of issuance                          $  150,884    $   48,863    $  398,872      $140,612    $   41,498    $   69,572
Assumptions for Black-Scholes
valuation of warrants
     Original exercise price         $    0.025    $    0.025    $    0.020    $    0.020    $    0.020    $    0.020
     Modified exercise price         $    0.010           N/A           N/A           N/A           N/A           N/A
     Term                               5 years       5 years       5 years       5 years       5 years       5 years
     Volatility rate                   146%-151%     153%-155%     112%-155%     112%-155%          109%          107%
     Risk free interest rate         4.61%-5.02%   4.45%-4.69%   4.46%-5.01%   2.93%-5.01%         2.93%         1.90%

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

3.    LOANS PAYABLE - CONTINUED

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

      In addition, as a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $1,247,657 and $988,686 for the years ended December 31, 2008 and 2007, respectively, with a corresponding increase in additional paid-in capital.

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

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

4.    LONG-TERM LOANS PAYABLE

      For the quarter ended June 30, 2009, the Company issued $150,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 3,000,000 shares of the Company's common stock. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. There was no beneficial conversion feature.

      The Convertible Notes have a two year maturity with 12% annual interest rate payable at maturity or at the time of conversion. The Note may be converted at any time after issuance until the note is paid in full. The conversion price is at a price equal to $.01; provided that Conversion shall be subject to a minimum conversion amount of $10,000, or if less, the remaining Outstanding Obligation. The warrants will have an exercise price of $.01 and a 5 year expiration date.

      The value of the warrants has been recorded as a discount to convertible notes and is being amortized over the term of the notes using the straight-line method. For the quarter ended June 30, 2009, amortization of the discount was $1,985. As of June 30, 2009, the remaining balance of the detachable warrants was $31,373. As of June 30, 2009 the accrued interest on the convertible notes is $3,123.

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

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

5.    COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

      a)    TST, Inc. - Continued

            Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 shares issued in connection with the TST settlement had been sold which have reduced the provision for lawsuit settlement by $23,345.

      At June 30, 2009, the Company has included $4,136,344 ($3,943,328 in 2008)
      in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has also been included in the provision for lawsuit settlements.

                                       June 30, 2009      December 31, 2008
                                       ------------------------------------
            Settlement amount             $2,068,079             $2,068,079
            Interest                       2,008,610              1,815,594
            Preference payment                83,000                 83,000
            Proceeds of stock sale           (23,345)               (23,345)
                                          ----------             ----------
            Total                         $4,136,344             $3,943,328
--------------------------------------------------------------------------------

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

JUNE 30, 2009 AND 2008

5.    COMMITMENTS AND CONTINGENCIES - CONTINUED

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At June 30, 2009, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2009 AND 2008

6.    RELATED PARTY TRANSACTIONS

      Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $6,054 for 2009 and $4,904 for 2008. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of June 30, 2009 and December 31, 2008 the Company also owes Aspatuck Holdings Ltd consulting fees of $357,227 and $344,827, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $30,000 of consulting compensation in the general and administrative expense for the quarters ended June 30, 2009 and 2008. The Company also included $7,755 and $44,853 of non cash warrant expense for the quarter ended June 30, 2009 and 2008 respectively.

      The Company has agreed to pay Aspatuck Holdings, Ltd. $64,000 of the accounts payable owed as funds become available and then $10,000 per month until repaid. The accounts payable is for the services of the primary shareholder of Aspatuck, Jason Meyers.

      John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of June 30, 2009 and December 31, 2008, with total outstanding balance of $40,981 and $40,106, respectively, which includes accrued interest of $5,981 and $5,106, respectively. The Company recorded $3,444 and $9,444 general and administrative expense for the stock compensation to be issued to John Adams for the quarter ended June 30, 2009 and 2008, respectively.

      On June 30, 2009 we issued a certificate for 1,000,000 restricted shares of our common stock to John Adams for the October 2008 through June 30, 2009 representing a portion of the 12,000,000 shares of service based stock according to the Consulting Agreement effective January 1, 2008.

      As of June 30, 2009 and December 31, 2008 the Company owes Debi Kokinos, CFO consulting fees of $65,590 and $41,830, respectively. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $19,380 of consulting compensation in the general and administrative expense for the quarters ended June 30, 2009 and 2008. The company also included $2,327 and $13,456 of non cash warrant expense for the quarter ended June 30, 2009 and 2008 respectively.

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

RESULTS OF OPERATIONS

                                 Three Months Ended June 30                           Six Months Ended June 30
                       ----------------------------------------------      ---------------------------------------------
                                                           Percentage                                         Percentage
                             2009             2008          Increase            2009              2008          Increase
                                                           (Decrease)                                         (Decrease)
                       ----------------------------------------------      ---------------------------------------------
Total Revenue               $5,556           $5,556           Nil              $11,112          $11,112           Nil
Operating Expenses
                          ($240,234)       ($366,090)        (34%)           ($462,181)        ($815,451)        (43%)
                       ----------------------------------                  ----------------------------------
Net Loss from
Operations                ($234,678)       ($360,534)        (35%)           ($451,069)        ($804,339)        (44%)
Other Income
(Expenses)                 $53,865         ($859,584)        (106%)            $42,966        ($1,550,265)      (103%)
                       ==================================                  ==================================
Net (Loss)                ($180,813)      ($1,220,118)       (85%)           ($408,103)       ($2,354,604)       (83%)
                       ==================================                  ==================================

NET REVENUE

                                 Three Months Ended June 30                           Six Months Ended June 30
                       ----------------------------------------------      ---------------------------------------------
                                                           Percentage                                         Percentage
                             2009            2008           Increase            2009             2008          Increase
                       ----------------- -------------- ---------------    ---------------- --------------- --------------
License Fee                 $5,556          $5,556            Nil              $11,112          $11,112           Nil

We had no revenue in 2009 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the quarters ended June 30, 2009 and 2008, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements.

COST OF SALES

We had no sales in 2009 and 2008; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Due to a lack of funds we reduced our operations in the first and second quarter of 2009 so that operating expenses decreased from the comparable period in 2008 by 43%. The primary components of our operating expenses are outlined in the table below:

                                      Three Months Ended June 30                     Six Months Ended June 30
                               -----------------------------------------    -------------------------------------------
                                                            Percentage                                      Percentage
                                                             Increase                                        Increase
                                  2009          2008        (Decrease)          2009           2008         (Decrease)
                               -----------------------------------------    -------------------------------------------
General and Administrative
Expenses
                                 $94,003        $174,508      (46%)            $192,132       $430,356         (55%)
Research and Development

Expenses                           $48,221       $92,362      (48%)             $74,029       $202,920         (64%)

Litigation Expenses                $96,508       $98,330       (2%)            $193,016       $180,395           7%

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and included non cash warrant and stock compensation expense amount of $10,082 and $3,444 ($31,206 and $9,444 in 2008) respectively.

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2008 is due to decreased spending for limited development operations due to a lack of funding and the decrease in the non cash warrant expense amount of $1,808 compared to $39,959 in 2008 as a result of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2009 are associated with the development of our TurboPac.

LITIGATION EXPENSE

The litigation expense is the accrued interest relating to the TST, Inc. settlement.

COMPENSATION EXPENSE

Grant of Stock Options to Non-employees for Services

During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the year ended December 31, 2008 are as follows:

            Total consultant warrants granted                     78,200,000
            Vested prior to January 1, 2009                      (22,805,549)
            Vested January through June 30, 2009                  (2,461,106)
            Cancelled January through December 2008              (22,044,436)
                                                                 -----------
            Warrants not vested                                   30,888,909
                                                                 ===========

During the six months ended June 30, 2009 the Company using the Black-Scholes model recorded $11,890 ($95,584 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $10,082 ($66,387 in 2008) to general and administrative expenses and $1,808 ($29,197 in 2008) to research and development.

OTHER INCOME (EXPENSE) AND INCOME TAX

                                  Three Months Ended June 30                  Six Months Ended June 30
                           ----------------------------------------  ------------------------------------------
                                                       Percentage                                  Percentage
                                                        Increase                                    Increase
                               2009           2008     (Decrease)        2009           2008       (Decrease)
                           ----------------------------------------  ------------------------------------------
Gain on Extinguishment
of debt                       $70,510             --       100%         $70,510              --       100%
                           -------------------------                 --------------------------
OTHER EXPENSES

Interest Expense             ($13,761)      ($35,602)      (61%)       ($23,060)       ($57,632)      (60%)

Amortization of Discount
on Convertible Notes          ($2,884)      ($94,382)      (97%)        ($2,884)      ($334,576)      (99%)

Inducement Expense                 --      ($729,600)     (100%)             --     ($1,156,457)     (100%)

Income Tax Expense                 --             --        --          ($1,600)        ($1,600)      Nil
                           -----------------------------------------------------------------------------------
Total Other Expenses         ($16,645)     ($859,584)      (98%)       ($27,544)    ($1,550,265)      (98%)
                           -----------------------------------------------------------------------------------
Other Income and Expenses     $53,865      ($859,584)     (106%)        $42,966     ($1,550,265)     (103%)
                           ===================================================================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable. For the quarter ending June 30, 2009, the Company recorded a gain of $70,510 related to debt relief.

The Company had other expenses for the quarter ending June 30, 2009 of $15,765 compared to $859,584 in 2008. As indicated above, the reduction resulted from a reduction in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses.

NET LOSS

Our net loss for the Quarter Ending Ended June 30 2009 decreased to $180,813 from net loss of $1,220,118 for the Quarter Ended June 30, 2008, representing a decrease of 85%. The decrease is directly related to limited activity, due to a lack of funds and a significant decrease in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                         -------------------------------------------------------
                                                                 Percentage
                         June 30, 2009    December 31, 2008  Increase/(Decrease)
                         -------------------------------------------------------
Current Assets                $29,121                $68         (42,725%)
Current Liabilities       ($8,318,357)       ($8,043,097)            3%
                         -------------------------------------------------------
Working Capital Deficit   ($8,289,236)       ($8,043,029)            3%
                         =======================================================

The increase to our working capital deficit was primarily attributable to an increase in accounts payable and an increase in provision for lawsuit settlements as discussed below.

LIABILITIES

                         -------------------------------------------------------
                                                                 Percentage
                         June 30, 2009    December 31, 2008  Increase/(Decrease)
                         -------------------------------------------------------
Provisions for Lawsuit
  Settlements              $5,538,129          $5,345,113             4%
Accounts Payable           $1,916,303          $1,869,757             2%
Accrued Liabilities          $334,424            $320,000             5%
Short-Term Loans             $529,501            $508,227             4%

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

Included in short-term loans at June 30, 2009 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                             At June 30,
                                                        ----------------------
                                                           2009        2008
                                                           ----        ----
Net Cash provided by (used in) Operating Activities     ($120,947)  ($221,955)
Net Cash provided by (used in) Financing Activities      $150,000    $323,500
Net Increase (Decrease) in Cash During Period             $29,053    $101,545

CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to the limited amount of funds available compared to 2008.

FINANCING REQUIREMENTS

We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2009 we need substantially more capital to complete development and continue our business. There is no assurance that we will be able to raise the required additional capital. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of this FSP did not have an impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," which is an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor's continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB interpretation No. 46(R)," establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, "Accounting for Transfers of Financial Assets," and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2009 we issued 1,000,000 restricted shares of our common stock to John Adams for the October 2008 through June 30, 2009 service based stock according to the Consulting Agreement effective January 1, 2008. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

ITEM 5. OTHER INFORMATION

The Company has agreed to pay Aspatuck Holdings, Ltd. $64,000 of the accounts payable owed as funds become available and then $10,000 per month until all amounts, currently $357,227 are repaid. The accounts payable is for the services of the primary shareholder of Aspatuck, Jason Meyers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     -------------------------------------------------------------------
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

                          TURBODYNE TECHNOLOGIES, INC.

Signature                  Title                                Date
---------                  -----                                ----

/s/ Jason Meyers           Co-Chief Executive Officer,          August 14, 2009
----------------------     Director
Jason Meyers

/s/ Debi Kokinos           Chief Financial Officer              August 14, 2009
----------------------     and Chief Accounting Officer
Debi Kokinos