Form 10-Q
period 2009-09-30
TURBODYNE TECHNOLOGIES, INC
filed 2009-11-16
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _______________ to _______________

Commission File Number 000-21391
                       ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        95-4699061
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY                 10106
--------------------------------------------                 -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:         (805) 512-9511
                                                        --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year end,
                         if changed since last report)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non -accelerated filer [ ]                         Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 550,513,491 shares of common stock issued and outstanding as of NOVEMBER 6, 2009.

                          TURBODYNE TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 2009

                                                                           PAGE
                                                                          NUMBER

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2009
            and December 31, 2008                                             4

         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and
            September 30, 2008                                                5

         Condensed Consolidated Statements of Cash Flows for the nine
            month periods ended September 30, 2009 and September 30, 2008     6

         Notes to the Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis or Plan of Operations           25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           NA

Item 4.  Controls and Procedures                                              34

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                                    35

Item 1A. Risk Factors                                                         NA

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          35

Item 3.  Defaults Upon Senior Securities                                      NA

Item 4.  Submission of Matters to a Vote of Security Holders                  NA

Item 5.  Other Information                                                    35

Item 6.  Exhibits                                                             36

SIGNATURES                                                                    37

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 2009 AND 2008
            (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        (EXPRESSED IN US DOLLARS)

                                                                    SEPTEMBER 30      DECEMBER 31
                                                                            2009             2008
-------------------------------------------------------------------------------------------------
ASSETS                                                               (UNAUDITED)

CURRENT
   Cash                                                            $          69    $          68
                                                                   ------------------------------
        TOTAL CURRENT ASSETS                                                  69               68
PROPERTY AND EQUIPMENT, net                                               13,323           17,829
                                                                   ------------------------------
TOTAL ASSETS                                                       $      13,392    $      17,897
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                $   1,999,312    $   1,869,757
   Accrued liabilities                                                   348,600          320,000
   Provision for lawsuit settlements (Note 5)                          5,634,637        5,345,113
   Loans payable (Note 3)                                                540,139          508,227
                                                                   ------------------------------
        TOTAL CURRENT LIABILITIES                                      8,522,688        8,043,097
                                                                   ------------------------------
LONG-TERM

   Loans payable (Note 4)                                                130,567               --

   Deferred licensing fee                                                258,162          274,830
                                                                   ------------------------------
        TOTAL LONG-TERM LIABILITIES                                      388,729          274,830
                                                                   ------------------------------
        TOTAL LIABILITIES                                              8,911,417        8,317,927
                                                                   ------------------------------
STOCKHOLDERS' DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 preferred shares in 2009 and 2008                          12               12
          550,513,491 common shares in 2009 and 549,513,491 2008         550,514          549,514
   Treasury stock, at cost (5,278,580 shares)                         (1,963,612)      (1,963,612)
   Additional paid-in capital                                        127,952,523      127,897,291
   Other comprehensive income -
       Foreign exchange translation gain                                  35,119           35,119
   Accumulated deficit                                              (135,472,581)    (134,818,354)
                                                                   ------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                   (8,898,025)      (8,300,030)
                                                                   ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $      13,392    $      17,897
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

                                                                         TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                            THREE-MONTH                           NINE-MONTH
                                                           PERIODS ENDED                         PERIODS ENDED
                                                           SEPTEMBER 30                          SEPTEMBER 30
                                                         2009               2008               2009               2008
----------------------------------------------------------------------------------------------------------------------
REVENUE
      Licensing fees
                                              $         5,556    $         5,556    $        16,668    $        16,668
                                              ------------------------------------------------------------------------
              TOTAL REVENUE                             5,556              5,556             16,668             16,668
                                              ------------------------------------------------------------------------
EXPENSES
     General and administrative                       134,214            168,094            326,346            598,451
     Research and development                              --             77,703             74,029            280,623
     Litigation expense                                96,508             88,017            289,524            268,412
     Depreciation and amortization                      1,502                890              4,506              2,670
                                              ------------------------------------------------------------------------
         TOTAL EXPENSES
                                                      232,224            334,704            694,405          1,150,156
                                              ------------------------------------------------------------------------
LOSS FROM OPERATIONS                                 (226,668)          (329,148)          (677,737)        (1,133,488)
OTHER INCOME (EXPENSES)
     Interest expense                                 (15,138)            (6,209)           (38,198)           (63,841)
     Amortization of discount on
     convertible notes                                 (4,317)           (80,339)            (7,201)          (414,915)
     Debt conversion expense                               --            (91,200)                --         (1,247,657)
     Gain on extinguishment of debt                        --                 --             70,510                 --
                                              ------------------------------------------------------------------------
LOSS BEFORE TAXES                                    (246,123)          (506,896)          (652,626)        (2,859,901)

INCOME TAX EXPENSE                                         --                 --             (1,600)            (1,600)
                                              ------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                       $      (246,123)   $      (506,896)   $      (654,226)   $    (2,861,501)
                                              ========================================================================
Loss per common share

 BASIC AND DILUTED                            $         (0.00)   $         (0.00)   $         (0.00)   $         (0.01)
======================================================================================================================
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED       550,513,491        496,245,781        549,850,487        442,678,078
======================================================================================================================

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30                              2009            2008
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss for the period                                         $   (654,226)   $ (2,861,501)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                           (16,668)        (16,668)
      Depreciation and amortization                                       4,506           2,670
      Amortization of discount on convertible debt (Note 3 & 4)           7,201         414,915
      Stock for services                                                  5,333          28,111
      Debt conversion expense (Note 3)                                       --       1,247,657
      Warrant compensation  (Note 2)                                     17,979         119,075
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                             --              --
   Increase (decrease) in operating liabilities
       Accounts payable                                                 129,555         387,073
       Accrued liabilities and provision for lawsuit settlements        356,321         379,761
                                                                   ----------------------------
          Net cash used in operating activities                        (149,999)       (298,907)
                                                                   ----------------------------
INVESTING ACTIVITIES
   Purchase assets                                                           --         (14,325)
                                                                   ----------------------------
           Net cash used in investing activities                             --         (14,325)
                                                                   ----------------------------
FINANCING ACTIVITIES
   Convertible Notes Payable                                            150,000         300,000
   Notes payable                                                             --          23,500
                                                                   ----------------------------
          Net cash provided by financing activities                     150,000         323,500
                                                                   ----------------------------
NET INCREASE (DECREASE) IN CASH                                               1          10,268

CASH, beginning of  period                                                   68           2,786
                                                                   ----------------------------
CASH, end of period                                                $         69    $     13,054
===============================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $         --    $    122,250
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                           34,257          72,250
CONVERSION OF CONVERTIBLE DEBT AND INTEREST TO COMMON STOCK                  --       1,281,123
CONVERSION OF SHORT-TERM NOTES AND INTEREST TO COMMON STOCK                  --          60,937
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

SEPTEMBER 30, 2009 AND 2008

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

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $135,472,581 at September 30, 2009 and a total capital deficit of $8,898,025 at September 30, 2009. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

SEPTEMBER 30, 2009 AND 2008

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

      FASB ACCOUNTING STANDARDS CODIFICATION

      The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB". The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure consistent reporting of its financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement No. 157, Fair Value Measurements, are no longer being issued by the FASB. For further discussion of the Codification see "FASB Codification Discussion" in Management's Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report.

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

SEPTEMBER 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      FAIR VALUE MEASUREMENTS

      Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company reports assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

            o Level 1 -- Quoted prices in active markets for identical assets or liabilities.

            o Level 2 -- Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

            o Level 3 -- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

SEPTEMBER 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the nine months ended September 30, 2009 $16,668 ($16,668 in 2008) of licensing fees was recognized as income.

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with the provisions of ASC Topic 260, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

      For the quarter ended September 30, 2009, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,274,000 and 50,617,210 shares of common stock, convertible notes to purchase 29,415,873 shares of common stock were outstanding during the period. The weighted average cumulative equivalent shares of 550,513,491 were included in the denominator for 2009 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

      For the quarter ended September 30, 2008, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 18,022,000 and 42,556,106 shares of common stock, convertible notes to purchase 20,191,110 shares of common stock were outstanding during the period. The weighted average cumulative equivalent shares of 549,850,487 were included in the denominator for 2009 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

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

SEPTEMBER 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the fair value method in accordance with ASC Topic 718, "Compensation - Stock Compensation," which requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

SEPTEMBER 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      COMPREHENSIVE INCOME

      ASC Topic 323, "Investments - Equity Method and Joint Ventures," establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended September 30, 2009 and 2008.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2009, the FASB established the "FASB Accounting Standards Codification" (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for the Company this period ended September 30, 2009 and references to pre-codification statements have been removed or replaced in the Company's consolidated financial statements.

      In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," which has not been added to the Codification. It is an amendment of ASC Topics 310 (Receivables), 405 (Liabilities), 470 (Debt), 740 (Income Taxes) and 810 (Consolidation) as they pertain SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor's continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB interpretation No. 46(R)," which has not been added to the Codification. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC Topic 810 (Consolidation) as it pertains to FASB interpretation No. 46, "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, "Accounting for Transfers of Financial Assets," and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

      In August 2009, the FASB published Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. It clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one of several acceptable valuation techniques. ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability, and (ii) that both a "quoted price in an active market for the identical liability at the measurement date" and the "quoted price for the identical liability when traded as an asset in a active market when no adjustments to the quoted price of the asset are required" are Level 1 fair value measurements. ASU 2009-05 is effective in the fourth quarter of 2009. The Company has not yet determined the impact of the adoption of ASU 2009-05 on its financial statements.

      In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". It amends Subtopic 820-10, "Fair Value Measurements and Disclosures--Overall," to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-12 are not expected to have an impact on the Company's consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS

      In October 2009, the FASB published FASB Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements." It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements," for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 are not expected to have an impact on the Company's consolidated financial statements.

      In October 2009, the FASB published FASB Accounting Standards Update 2009-14 Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements." It changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, "Software-Revenue Recognition." In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company's consolidated financial statements.

      In October 2009, the FASB published FASB Accounting Standards Update 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing." It includes amendments to Topic 470, Debt, (Subtopic 470-20), and Topic 260, "Earnings per Share" (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years FOR ARRANGEMENTS OUTSTANDING AS OF THE BEGINNING OF THOSE YEARS. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 is effective FOR ARRANGEMENTS ENTERED INTO ON (NOT OUTSTANDING) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 are not expected to have an impact on the Company's consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

2.    SHARE CAPITAL

      Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

      a)    Authorized Capital

            At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

            In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of September 30, 2009, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

            In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

      b) During the nine months ended September 30, 2009 the Company issued 1,000,000 shares of common stock for payment of services.

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

SEPTEMBER 30, 2009 AND 2008

2.    SHARE CAPITAL - CONTINUED

      c)    Stock Options - Continued

            Grant of Stock Options to Non-employees for Services

            During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the quarter ended September 30, 2009 are as follows:

               Total consultant warrants granted                    78,200,000
               Vested prior to January 1, 2009                     (22,805,549)
               Vested January through September 30, 2009            (3,691,661)
               Cancelled January through December 2008             (22,044,436)
                                                                   -----------
               Warrants not vested                                  29,658,354
                                                                   ===========

            During the nine months ended September 30, 2009 the Company using the Black-Scholes model recorded $17,979 ($119,075 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $16,171 ($86,209 in 2008) to general and administrative expenses and $1,808 ($32,866 in 2008) to research and development.

            The estimated fair value of warrants issued to non-employees during the nine months ended September 30, 2009 ranged from $0.0032 to $0.0088. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility ranging from 113.23% to 139.34%; risk-free interest rate ranging from 2.27% to 3.19% and an expected life of 7 years.

      d)    Stock Purchase Warrants

            At September 30, 2009 the Company had 50,617,210 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.01 to $0.04 per share with a weighted average exercise price of $0.016 per share and expiration dates between 2011 and 2016. Details of share purchase warrants for the quarter ended September 30, 2009 are as follows:

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

2.    SHARE CAPITAL - CONTINUED

                                            INVESTORS        EMPLOYEES & CONSULTANTS         TOTAL
                                     ---------------------------------------------------------------------
                                                  WEIGHTED                WEIGHTED                WEIGHTED
                                                   AVERAGE                 AVERAGE                 AVERAGE
                                                  EXERCISE                EXERCISE                EXERCISE
                                       WARRANTS      PRICE     WARRANTS      PRICE     WARRANTS      PRICE
                                     ---------------------------------------------------------------------
Outstanding at beginning of period   21,120,000      $0.02   22,805,549      $0.01   43,925,549      $0.02
Vested                                3,000,000      $0.01    3,691,661      $0.01    6,691,661      $0.01
                                     ----------              ----------              ----------
Warrants outstanding and
exercisable at end of period         24,120,000      $0.02   26,497,210      $0.01   50,617,210      $0.02
                                     ----------              ----------              ----------
Weighted average fair value of
warrants granted during the period           --      $0.01                   $0.01                   $0.01
                                     =====================================================================

      At September 30, 2009, the following is a summary of share purchase warrants outstanding and exercisable:

                                                     Weighted-
                                                       Average          Weighted
                                                     Remaining           Average
                                                   Contractual          Exercise
      Exercise Price               Number         Life (Years)             Price
      --------------------------------------------------------------------------
          $0.01                28,663,882                 5.05             $0.01
       $0.025 - 0.04           21,953,328                 2.95              0.02
                           --------------
                               50,617,210                 4.14             $0.02
                           ==============

3.    CURRENT LOANS PAYABLE
                                                         September      December
                                                          30, 2009      31, 2008
                                                         -----------------------
      Unsecured, non-interest bearing loan payable,
      due on demand to stockholders and other parties    $ 138,600     $ 138,600

      Note payable, 5% per annum (see note 6)               52,629        50,905

      Convertible notes payable                            348,910       318,722
                                                         -----------------------
      Total Current Loans Payable                        $ 540,139     $ 508,227
                                                         =======================

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

3.    CURRENT LOANS PAYABLE - CONTINUED

      As of September 30, 2009, convertible notes consist of:

                                     Issued        Issued        Issued        Issued        Issued       Issued
                                     through        From          from          from          From         From
                                      Sept       Nov 06 to      Mar07 to     Sep 07 to     Jan 08 to     Apr 08 to
                                      2006         Feb 07        Aug 07        Dec 07        Mar 08       Jun 08         Total
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Proceeds from issuances of $
convertible debt                  $   615,000   $    95,000   $   441,000   $   200,000       100,000   $   200,000   $ 1,651,000
Less: Debt conversions               (530,000)      (95,000)     (441,000)     (200,000)     (100,000)           --    (1,366,000)
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                       85,000            --            --            --            --       200,000       285,000
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Discount on convertible debt
   Value allocated to warrants         88,144         8,041       118,485        51,035        24,198        48,052       337,955
   Beneficial conversion feature      521,756        86,959       322,515       148,965        54,198        68,052     1,202,445
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                      609,900        95,000       441,000       200,000        78,396       116,104     1,540,400
   Accumulated amortization of
   value allocated to warrants        (88,144)       (8,041)     (118,485)      (51,035)      (24,198)      (48,052)     (337,955)
   Accumulated amortization of
   beneficial conversion feature     (521,756)      (86,959)     (322,515)     (148,965)      (54,198)      (68,052)   (1,202,445)
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                           --            --            --            --            --            --            --
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Accrued Interest                    15,010            --            --            --            --        48,900        63,910
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net Convertible Debt              $   100,010   $        --   $        --   $        --   $        --   $   248,900   $   348,910
                                  ===========   ===========   ===========   ===========   ===========   ===========   ===========
                                     Lower of
                                       70% of
                                    market or
Original conversion price              $0.025   $     0.005   $     0.020   $     0.020   $     0.020   $     0.020            --
Modified conversion price              $0.005           N/A           N/A           N/A           N/A           N/A            --
Interest rate                               5%            5%            5%           18%           18%           18%           --
Maturity from date of issuance         1 year        1 year        1 year      6 months      6 months      6 months            --
Warrants issued                    12,300,000     1,900,000     8,820,000     4,000,000     2,000,000     4,000,000    33,020,000
Warrants exercised                (11,900,000)           --            --            --            --            --   (11,900,000)
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Warrants remaining                    400,000     1,900,000     8,820,000     4,000,000     2,000,000     4,000,000    21,120,000
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Market value of warrants at
date of issuance                  $   150,884   $    48,863   $   398,872   $   140,612   $    41,498   $    69,572
Assumptions for Black-Scholes
valuation of warrants
   Original exercise price        $     0.025   $     0.025   $     0.020   $     0.020   $     0.020   $     0.020
   Modified exercise price        $     0.010           N/A           N/A           N/A           N/A           N/A
   Term                               5 years       5 years       5 years       5 years       5 years       5 years
   Volatility rate                   146%-151%     153%-155%     112%-155%     112%-155%          109%          107%
   Risk free interest rate         4.61%-5.02%   4.45%-4.69%   4.46%-5.01%   2.93%-5.01%         2.93%         1.90%

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

3.    LOANS PAYABLE - CONTINUED

      For the years ended December 31, 2008, 2007 and 2006, the Company issued $300,000, $691,000 and $660,000, respectively, of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 6,000,000, 13,820,000, and 13,200,000 shares of the Company's common stock, respectively. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method. For the nine months ended September 30, 2009 and 2008, amortization of the discount was $-0- and $414,915, respectively. As of September 30, 2009 and 2008, the remaining balance of the beneficial conversion feature was $-0- and $19,232, and detachable warrants was $-0- and $13,580, respectively.

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

      In addition, as a result of the inducement to exercise the warrants and to convert the notes, the Company recognized an expense of $-0- and $1,247,657 for the nine months ended September 30, 2009 and 2008, respectively, with a corresponding increase in additional paid-in capital.

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

4.    LONG-TERM LOANS PAYABLE

      For the nine months ended September 30, 2009, the Company issued $150,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 3,000,000 shares of the Company's common stock. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. There was no beneficial conversion feature.

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

      The value of the warrants has been recorded as a discount to convertible notes and is being amortized over the term of the notes using the straight-line method. For the nine months ended September 30, 2009, amortization of the discount was $7,201. As of September 30, 2009, the remaining balance of the detachable warrants was $27,056. As of September 30, 2009 the accrued interest on the convertible notes is $7,623.

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

SEPTEMBER 30, 2009 AND 2008

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

      At September 30, 2009, the Company has included $4,232,852 ($3,943,328 in
      2008) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has also been included in the provision for lawsuit settlements.

                                         September 30, 2009   December 31, 2008
                                         --------------------------------------
                Settlement amount               $ 2,068,079         $ 2,068,079
                Interest                          2,105,118           1,815,594
                Preference payment                   83,000              83,000
                Proceeds of stock sale              (23,345)            (23,345)
                                         --------------------------------------
                Total                           $ 4,232,852         $ 3,943,328
                ----------------------------------------------------------------

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

SEPTEMBER 30, 2009 AND 2008

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At September 30, 2009, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

6.    RELATED PARTY TRANSACTIONS

      Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $6,629 for 2009 and $4,904 for 2008. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of September 30, 2009 and December 31, 2008 the Company also owes Aspatuck Holdings Ltd consulting fees of $387,227 and $344,827, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $30,000 of consulting compensation in the general and administrative expense for the quarters ended September 30, 2009 and 2008. The Company also included $4,684 and $15,248 of non cash warrant expense for the quarter ended September 30, 2009 and 2008 respectively.

      The Company has agreed to pay Aspatuck Holdings, Ltd. $64,000 of the accounts payable owed as funds become available and then $10,000 per month until repaid. The accounts payable is for the services of the primary shareholder of Aspatuck, Jason Meyers.

      John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of September 30, 2009 and December 31, 2008, with total outstanding balance of $41,415 and $40,106, respectively, which includes accrued interest of $6,418 and $5,106, respectively.

      On June 30, 2009 we issued a certificate for 1,000,000 restricted shares of our common stock to John Adams for the October 2008 through June 30, 2009 representing a portion of the 12,000,000 shares of service based stock according to the Consulting Agreement effective January 1, 2008. The Company recorded $1,889 and $10,000 general and administrative expense for the stock compensation to be issued to John Adams for the quarter ended September 30, 2009 and 2008, respectively.

      As of September 30, 2009 and December 31, 2008 the Company owes Debi Kokinos, CFO consulting fees of $82,970 and $41,830, respectively. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $19,380 of consulting compensation in the general and administrative expense for the quarters ended September 30, 2009 and 2008. The Company also included $1,405 and $4,574 of non cash warrant expense for the quarter ended September 30, 2009 and 2008 respectively.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

SEPTEMBER 30, 2009 AND 2008

7.    SUBSEQUENT EVENTS

      Subsequent to September 30, 2009, the Company issued a convertible note for $50,000. The convertible note was issued with detachable warrants to purchase 1,000,000 shares of the Company's common stock. The Convertible Note has a two year maturity with 12% annual interest rate payable at maturity or at the time of conversion. The Note may be converted at any time after issuance until the note is paid in full. The conversion price is at a price equal to $.01; provided that Conversion shall be subject to a minimum conversion amount of $10,000, or if less, the remaining Outstanding Obligation. The warrants will have an exercise price of $.01 and a 5 year expiration date.

      Subsequent to September 30, 2009 the Company entered into Common Stock Purchase Agreements for 25,400,000 shares for a total of $89,900. The proceeds were used for payment of a contract with D. Brown Traktoren, GmbH for the services to the Company of Augustin Thalhofer for the development of the TurboPac.

      On November 7, 2009 we received notification that The People's Republic of China granted two patents to Turbodyne Technologies, Inc. on July 22, 2009 for Charge Air Systems for Turbocharged Four-Cycle Internal Combustion Engines and Two Stage Charge Air System for Four-Cycle Internal Combustion Engine. The original applications for these patents were filed July 23, 1998. The People's Republic of China represents one of the fastest growing markets for our products.

      The Company has evaluated its subsequent events through November 16, 2009, the date these financial statements were issued.

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

PLAN OF OPERATIONS

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

On November 7, 2009 we received notification that The People's Republic of China granted two patents to Turbodyne Technologies, Inc. on July 22, 2009 for Charge Air Systems for Turbocharged Four-Cycle Internal Combustion Engines and Two Stage Charge Air System for Four-Cycle Internal Combustion Engine. The original applications for these patents were filed July 23, 1998. The People's Republic of China represents one of the fastest growing markets for our products.

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

CRITICAL ACCOUNTING POLICIES

      STOCK BASED COMPENSATION

      The Company accounts for stock-based compensation under the fair value method in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation," which requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

      FASB CODIFICATION

      The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the SFAS or FASB Statements. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this quarterly report on Form 10-Q to reflect the guidance in the Codification.

RESULTS OF OPERATIONS

                            Three Months Ended September 30                     Nine Months Ended September 30
                       ----------------------------------------        -------------------------------------------
                                                     Percentage                                         Percentage
                          2009         2008           Increase           2009              2008           Increase
                                                     (Decrease)                                         (Decrease)
                       ----------------------------------------        -------------------------------------------
Total Revenue             $5,556       $5,556           Nil              $16,668            $16,668         Nil
Operating Expenses
                       ($232,224)   ($334,704)         (31%)           ($694,405)       ($1,150,156)       (40%)
                       ----------------------                          ----------------------------
Net Loss from
Operations             ($226,668)   ($329,148)         (31%)           ($677,737)       ($1,133,488)       (40%)
Other Income
(Expenses)              ($19,455)   ($177,748)         (89%)             $23,511        ($1,728,013)      (101%)
                       ======================                          ============================
Net (Loss)             ($246,123)   ($506,896)          51%            ($654,226)       ($2,861,501)       (77%)
                       ======================                          ============================

NET REVENUE

              Three Months Ended September 30     Nine Months Ended September 30
              -------------------------------     ------------------------------
                                   Percentage                         Percentage
               2009       2008      Increase        2009      2008     Increase
              -------------------------------     ------------------------------
License Fee   $5,556     $5,556       Nil         $16,668   $16,668      Nil

We had no revenue in 2009 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the quarters ended September 30, 2009 and 2008, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into commercial arrangements.

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

OPERATING EXPENSES

Due to a lack of funds we reduced our operations in the first and second quarter of 2009 so that operating expenses decreased from the comparable period in 2008 by 43%. The primary components of our operating expenses are outlined in the table below:

                          Three Months Ended September 30    Nine Months Ended September 30
                          -------------------------------    ------------------------------
                                               Percentage                        Percentage
                                                Increase                          Increase
                            2009       2008    (Decrease)      2009       2008   (Decrease)
                          -------------------------------    ------------------------------
General and
Administrative Expenses   $134,214   $168,094      (20%)     $326,346   $598,451    (45%)

Research and
Development Expenses          $-0-   $ 77,703     (100%)     $ 74,029   $280,623    (74%)

Litigation Expenses       $ 96,508   $ 88,017       10%      $289,524   $268,412      8%

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses primarily included management compensation costs as well as overhead. The decline of these expenses for the three and nine months ended September 30, 2009 compared to prior periods in 2008 is due to decreased spending due to lack of financing as well as a corresponding decrease in the non cash warrant expense. Management compensation costs included non cash
(i) stock compensation expense of $1,889 and $5,333 for the three months and nine months ended September 30, 2009 compared to $10,000 and $28,111 in 2008 and
(ii) warrant expense of $6,089 and $16,171 for the three months and nine months ended September 30, 2009 compared to $19,822 and $86,209 in prior periods of 2008.

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2009 is due to decreased spending for limited development operations due to a lack of funding and the decrease in the non cash warrant expense amount of $1,808 compared to $32,866 in 2008 as a result of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock. Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2009 are associated with the development of our TurboPac.

On November 7, 2009 we received notification that The People's Republic of China granted two patents to Turbodyne Technologies, Inc. on July 22, 2009 for Charge Air Systems for Turbocharged Four-Cycle Internal Combustion Engines and Two Stage Charge Air System for Four-Cycle Internal Combustion Engine. The original applications for these patents were filed July 23, 1998. The People's Republic of China represents one of the fastest growing markets for our products.

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

COMPENSATION EXPENSE

Grant of Stock Options to Non-employees for Services

During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the year ended December 31, 2008 are as follows:

            Total consultant warrants granted                     78,200,000
            Vested prior to January 1, 2009                     (22,805,549)
            Vested January through September 30 2009             (3,691,661)
            Cancelled January through December 2008             (22,044,436)
                                                                -----------
            Warrants not vested                                   29,658,354
                                                                ============

During the nine months ended September 30, 2009 the Company using the Black-Scholes model recorded $17,979 ($119,075 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $16,171 ($86,209 in 2008) to general and administrative expenses and $1,808 ($32,866 in 2008) to research and development.

OTHER INCOME (EXPENSE) AND INCOME TAX

                                Three Months Ended September 30       Nine Months Ended September 30
                               ---------------------------------    -----------------------------------
                                                      Percentage                             Percentage
                                                       Increase                               Increase
                                  2009       2008     (Decrease)      2009          2008     (Decrease)
                               ---------------------------------    -----------------------------------
Gain on Extinguishment
of debt                              --          --      Nil         $70,510            --      100%
                               --------------------                 ----------------------
OTHER EXPENSES

Interest Expense               ($15,138)    ($6,209)    (144%)      ($38,198)     ($63,841)     (40%)

Amortization of Discount
on Convertible Notes            ($4,317)   ($80,339)     (95%)       ($7,201)    ($414,915)     (98%)

Inducement Expense                   --    ($91,200)    (100%)            --   ($1,247,657)    (100%)

Income Tax Expense                   --          --       --         ($1,600)      ($1,600)     Nil
                               ------------------------------------------------------------------------
Total Other Expenses           ($19,455)  ($177,748)     (89%)      ($46,999)  ($1,728,013)     (97%)
                               ------------------------------------------------------------------------
Other Income and Expenses      ($19,455)  ($177,748)     (89%)       $23,511   ($1,728,013)    (101%)
                               ========================================================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable. For the nine months ended September 30, 2009, the Company recorded a gain of $70,510 related to debt relief.

The Company had other expenses for the quarter ended September 30, 2009 of $19,455 compared to $177,748 in 2008. As indicated above, the reduction resulted from a reduction in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses.

NET LOSS

Our net loss for the Quarter Ended September 30 2009 decreased to $246,123 from net loss of $506,896 for the Quarter Ended September 30, 2008, representing a decrease of 47%. The decrease is directly related to limited activity, due to a lack of funds and a significant decrease in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                                                                       Percentage
                        September 30, 2009   December 31, 2008     Increase/(Decrease)
                        --------------------------------------------------------------
Current Assets                         $69                 $68             (1%)

Current Liabilities            ($8,522,688)        ($8,043,097)             6%
                        --------------------------------------------------------------
Working Capital Deficit        ($8,522,619)        ($8,043,029)             6%
                        ==============================================================

The increase to our working capital deficit was primarily attributable to an increase in accounts payable and an increase in provision for lawsuit settlements as discussed below.

LIABILITIES

                                                                       Percentage
                        September 30, 2009   December 31, 2008     Increase/(Decrease)
                        --------------------------------------------------------------
Provisions for
  Lawsuit Settlements           $5,634,637          $5,345,113             5%
Accounts Payable                $1,999,313          $1,869,757             7%
Accrued Liabilities               $348,600            $320,000             9%
Short-Term Loans                  $540,139            $508,227             6%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable increased due to a lack of funds to pay creditors. Short-term loans increased due to interest expense.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on receipt of new funding that would enable us to make payments to the creditors. Our ability to continue our operations may be conditional upon the forbearance of our creditors.

Included in short-term loans at September 30, 2009 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                             At September 30,
                                                         -----------------------
                                                              2009         2008
                                                              ----         ----
Net Cash provided by (used in) Operating Activities      ($149,999)   ($298,907)
Net Cash provided by (used in) Financing Activities             --     ($14,325)
Net Cash provided by (used in) Financing Activities       $150,000     $323,500
Net Increase (Decrease) in Cash During Period                   $1      $10,268

CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to the limited amount of funds available compared to 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the "FASB Accounting Standards Codification" (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for the Company this period ended September 30, 2009 and references to pre-codification statements have been removed or replaced in the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," which has not been added to the Codification. It is an amendment of ASC Topics 310 (Receivables), 405 (Liabilities), 470 (Debt), 740 (Income Taxes) and 810 (Consolidation) as they pertain SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor's continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB interpretation No. 46(R)," which has not been added to the Codification. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC Topic 810 (Consolidation) as it pertains to FASB interpretation No. 46, "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, "Accounting for Transfers of Financial Assets," and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." It amends Subtopic 820-10, Fair Value Measurements and Disclosures--Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-12 are not expected to have an impact on the Company's consolidated financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements." It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements," for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 are not expected to have an impact on the Company's consolidated financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-14, "Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements." It changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, "Software-Revenue Recognition." In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company's consolidated financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing." It includes amendments to Topic 470, Debt, (Subtopic 470-20), and Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years FOR ARRANGEMENTS OUTSTANDING AS OF THE BEGINNING OF THOSE YEARS. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 is effective FOR ARRANGEMENTS ENTERED INTO ON (NOT OUTSTANDING) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 are not expected to have an impact on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 5. OTHER INFORMATION

The services of Jason Myers, the Company's Chairman of the Board and co Chief Executive Officer are provided pursuant to a Consulting Agreement with Aspatuck Holdings, Ltd. dated April 1, 2006 Under the Consulting Agreement. Aspatuck Holdings is to provide the services of Mr. Myers and receive annual fees of $120,000. As of September 30, 2009 there were $387,000 of unpaid fees. The Company has agreed to pay, as funds become available, $64,000 of the unpaid fees and then $10,000 per month until all amounts, are paid.

On November 7, 2009 we received notification that the Peoples Republic of China granted two patents to Turbodyne Technologies, Inc. on July 22, 2009 for Charge Air Systems for Turbocharged Four-Cycle Internal Combustion Engines and Two Stage Charge Air System for Four-Cycle Internal Combustion Engine. The original applications for these patents were filed July 23, 1998. The People's Republic of China represents one of the fastest growing markets for our products.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------
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

                        TURBODYNE TECHNOLOGIES, INC.

Signature               Title                                 Date
                        -----                                 ----

/s/ Jason Meyers        Co-Chief Executive Officer,           November 16, 2009
---------------------   Director
Jason Meyers

/s/ Debi Kokinos        Chief Financial Officer               November 16, 2009
---------------------   and Chief Accounting Officer
Debi Kokinos