Form 10-K
period 2009-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2010-04-15
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
    Of 1934

    For the fiscal year ended DECEMBER 31, 2009

[ ] Transition Report Under Section 13 Or 15(d) Of the Securities Exchange Act
    Of 1934

    For the transition period from _____ to _____

COMMISSION FILE NUMBER:     000-21391
                            ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                      95-4699061
-------------------------------------      -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

888 SEVENTH AVENUE, 17TH FLOOR
NEW YORK, NY                                                     10106
----------------------------------------                       ---------
(Address of principal executive offices)                       (Zip Code)


(805) 512-9511
-----------------------------------------
Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:  NONE.
                                                                -----

Securities registered under Section 12(g) of the Exchange Act:
                                                  COMMON STOCK, PAR VALUE $0.001
                                                  ------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [ X ] No

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       [  ]              Accelerated filer      [ ]
Non-accelerated filer         [  ] (Do not check if a smaller reporting company)
Smaller reporting company     [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes           [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.:
$2,202,053 as of June 30, 2009

As of March 26, 2010, 582,980,168 shares of Turbodyne Technologies, Inc. common stock were outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          TURBODYNE TECHNOLOGIES, INC.
                                    FORM 10-K

                                      INDEX

                                                                            PAGE
PART I

Item 1. Description of Business.........................................       4

Item 1A. Risk Factors...................................................      10

Item 1B. Unresolved Staff Comments......................................      15

Item 2. Description of Property.........................................      15

Item 3. Legal Proceedings...............................................      15

Item 4. Submission of Matters to a Vote of Security Holders ............      17

PART II

Item 5. Market for Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities ...................      18

Item 6. Selected Financial Data ........................................      20

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................      21

Item 7A. Quantitative and Qualitative Disclosures of Market Risk .......      30

Item 8.  Financial Statements and Supplementary Data ...................      30

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ........................................      31

Item 9A.  Controls and Procedures ......................................      31

Item 9B.  Other Information ............................................      32

PART III

Item 10. Directors, Executive Officers and  Corporate Governance .......      33

Item 11.  Executive Compensation .......................................      35

Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ..................      38

Item 13.  Certain Relationships and Related Transactions ...............      39

Item 14.  Principal Accountant Fees and Services .......................      42

PART IV

Item 15.  Exhibits and Financial Statement Schedules ...................      43


Signatures .............................................................      46

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


CORPORATE DEVELOPMENTS

On September 9, 2005 a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly-owned subsidiary pursuant to an AGREEMENT AND PLAN OF MERGER (the "Agreement"). Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research LLC, which is obligated to provide the services of Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became President and Chief Executive Officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary when the Company issues any securities related directly or indirectly to pre-merger events. In 2008 Albert Case resigned from the Board of Directors and as an officer of the Company.

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

During 2009 management obtained less funding than it obtained from financing in prior years and less than it anticipated. As a result it was not able to achieve its goals in the timetable it set. All previous funding has been used and future funding will be used for continued:

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


RESEARCH AND DEVELOPMENT

The research and development costs decreased to $112,950 in 2009 ($337,893 in 2008) due to decreased spending for limited development operations due to lack of funding This reduction also reflects the decrease in non cash warrant expense amount of $227 compared to $34,045 in 2008 as a result of the termination of certain consulting agreements . (Financial Statement Note 7). Our research and development costs are charged to operations in the period incurred and relate to product development with 2009 costs related to the development of our TurboPac.


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



EMPLOYEES
As of December 31, 2009 we had no full-time employees but we have retained several consultants, devoting significant time to the Company's affairs. There is no assurance that we will be able to retain our consultants since funds are not available to pay current or past due consulting fees.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $865,379 for the fiscal year ended December 2009. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $135,683,733 at December 31, 2009. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2009.

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


THE ACCOUNTING TREATMENT OF FUTURE VESTING OF WARRANTS MAY RESULT IN SIGNIFICANT LOSSES

We have approximately 27,733,334 consultant warrants which may vest over the next two or more years upon the continuation of service of the holders and/or the happening of a specific event. Effective January 1, 2005 the Company adopted SFAS 123(R) pursuant to which the warrants will be valued and expensed as vested.


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



ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE.


ITEM 2.  DESCRIPTION OF PROPERTY.

In 2009 an affiliate of the Company provided office space to the Company in New York, New York on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS.

We are a party to the legal proceedings described below. We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

PACIFIC BAJA LIQUIDATING TRUST


In September 1999, Pacific Baja Light Metals Corporation, our former, wholly-owned subsidiary, filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. ("Bankruptcy Proceeding") In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja. The Trust was seeking, among other matters the re-characterization of Company advances to Pacific Baja as equity and the subordination of unsecured claims against Pacific Baja; the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to the Company on the basis of an allegation of fraudulent transfer; an order that the Company is liable for all of the previous debts of Pacific Baja totaling approximately $7,000,000; and damages and punitive damages against the Company and certain former officers and directors and the former officers and directors of Pacific Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence. The Company settled the bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination of both. Additionally the Company assigned to the Bankruptcy Trust the rights to $9,500,000 claims under any applicable directors and officers' liability insurance policies. The Bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims. The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005. We are negotiating with the Trustee regarding this default

TST, INC.

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

TST and Pacific Baja settled the preference payment issue resulting in TST paying $20,000 to Pacific Baja and TST relinquished the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference was recorded as a lawsuit settlement in other income. At December 31, 2009, the Company has included the following amounts in provision for lawsuit settlements.


                                      -------------------------------------

                                         Year Ended December 31
                                      -------------------------------------

                                            2009                   2008
Settlement amount                         $2,068,079            $2,068,079
Interest                                  $2,201,626            $1,815,594
Preference payment                           $83,000               $83,000
Proceeds of stock sale                     ($23,345)             ($23,345)
                                      --------------- ---------------------
 Total                                    $4,329,360            $3,943,328
                                      =============== =====================


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

The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2009, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.


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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the limited activity of the Company in 2009 an annual meeting was not held, therefore, no matters were presented to the security holders.

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

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

                                       2009                       2008
                            ----------------------------------------------------
                               HIGH            LOW          HIGH         LOW
                            ----------------------------------------------------
First Quarter                $   0.007      $ 0.004      $  0.038    ?$  0.018
Second Quarter               $   0.01       $ 0.003      $  0.052    ?$  0.016
Third Quarter                $   0.018      $ 0.006      $  0.038    ?$  0.011
Fourth Quarter               $   0.017      $ 0.006      $  0.015    ?$  0.002

The source of the high and low price is eSignal Charts and BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of March 25, 2010, there were approximately 467 registered holders of record of our common stock.


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

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of securities occurred during 2009 and were not otherwise reported in our current or quarterly reports.

On June 30, 2009 we issued 1,000,000 restricted shares of our common stock to John Adams for the October 2008 to June 2009 service based stock according to the Consulting Agreement effective January 1, 2008. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

In October 2009 we received total proceeds of $88,900 for 25,400,000 shares of the Company's common stock from three accredited investors. These units were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 and are exempt from the registration requirements under that act on the basis that the investor was an "accredited investor", as defined in Regulation D.

We issued 1,000,000 restricted shares of our common stock at a price of $0.0049 per share for a contract signed June 25, 2009 for the engineering services of Augustin Thalhofer in Germany related to a product development contract. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

We issued 666,667 restricted shares of our common stock to John Adams for the July to December 2009 service based stock according to the Consulting Agreement effective January 1, 2008. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

EQUITY COMPENSATION PLAN INFORMATION


The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 8 of our financial statements included in this annual report.


--------------------------------- ------------------------------ ------------------------------ ------------------------------

                                                                                                    Number of Securities
                                                                                                   Remaining Available for
                                                                                                Future Issuance Under Equity
                                   Number of Securities to be      Weighted-Average Exercise         Compensation Plans
                                     Issued Upon Exercise of     Price of Outstanding Options       (Excluding Securities
                                       Outstanding Options                                         Reflected in column (a)

--------------------------------- ------------------------------ ------------------------------ ------------------------------

Plan Category                                  (a)                            (b)                            (c)

--------------------------------- ------------------------------ ------------------------------ ------------------------------

Equity Compensation Plans               10,799,000 Shares          $0.06 per Share of Common          8,901,259 Shares
Approved By Security Holders             of Common Stock                     Stock

--------------------------------- ------------------------------ ------------------------------ ------------------------------

Equity Compensation Plans Not      63,211,099 Shares of Common     $0.02 per Share of Common          2,176,000 Shares
Approved By Security Holders                 Stock *                         Stock

--------------------------------- ------------------------------ ------------------------------ ------------------------------


* Represents shares subject to (i) 56,211,099 warrants that are included in consultant contracts, 28,477,765 are vested as or December 31, 2009.






ITEM 6. SELECTED FINANCIAL DATA

Since the Company is a small reporting company, this item is not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2009 and results of operations for each of the two years ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under
Item I - Business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

                                     -------------------------------------------

                                                  Year Ended December 31
                                     -------------------------------------------
                                                                      Percentage
                                       2009             2008           Increase
                                                                      (Decrease)
                                     -------------------------------------------
Total Revenue                        $    22,224    $    22,224            Nil
Operating Expenses                   ($  936,697)   ($1,574,037)           (40%)
Net Loss From Operations             ($  914,473)   ($1,551,813)           (41%)
Net Other Income (Expenses)          $    50,694    ($1,077,906)           105%
Income tax expense                   ($    1,600)   ($    1,600)           Nil
Net Loss                             ($  865,379)   ($2,631,319)           (67%)


NET REVENUE
                                     -------------------------------------------

                                              Year Ended December 31
                                     -------------------------------------------
                                                                     Percentage
                                        2009            2008          Increase
                                     -------------------------------------------
License Fee                            $22,224        $22,224             Nil

We had no revenue in 2009 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2009 and 2008, $22,224 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM) until we complete our production models and enter into commercial arrangements.

COSTS OF SALES

We had no sales in 2009 and 2008; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Operating expenses decreased from the comparable period in 2008. The primary components of our operating expenses are outlined in the table below:
                                                --------------------------------

                                                       Year Ended December 31
                                                --------------------------------
                                                                     Percentage
                                                  2009        2008     Increase
                                                                      (Decrease)
                                                --------------------------------
Selling, General and Administrative Expenses    $433,294    $873,988    (50.4%)
Research and Development Expenses               $112,950    $337,893    (66.6%)
Litigation Expenses                             $386,032    $356,147      8.4%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and decreased mostly due to a decline in consulting fees of $197,520 compared to $326,611 in 2008 and non cash warrant and stock compensation expense amount of $31,842 compared to $120,687 in 2008 as a result of the decrease in the per share price of the Company's common stock. (Financial Statement Note 7)

RESEARCH AND DEVELOPMENT

The decrease in research and development costs in 2009 is due to decreased spending for limited development operations due to a lack of funding and the decrease in the consulting fees of $108,723 in 2009 compared to $279,362 in 2008, and non cash warrant expense amount of $4,227 in 2009 compared to $34,045 in 2008 as a result of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock. (Financial Statement Note 7) Our research and development costs related to present and future products are charged to operations in the period incurred. Our research and development activities during 2009 are associated with the development of our TurboPac(TM).

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement as well as additional legal fees to defend a new settled action discussed in Item 3.



COMPENSATION EXPENSE

As a result in of the termination of certain consulting agreements and the decrease in the per share price of the Company's common stock our stock based compensation for consultants decreased to $36,119 from $154,732 for 2008, representing a decrease of $118,613 or approximately 64%.

During 2008 and 2009, warrants to purchase 78,200,000 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. The termination of various consultants or the expiration of contracts resulted in the cancellation of 54,013,889 warrants. The remaining 24,186,111 warrants vested in 2006 through 2009. In 2009 3,691,661 warrants were vested and reflected as an expense in compared to 6,633,329 shares vested in 2008. As a result, we recognized $23,180 of non-employee compensation expense during the year ended December 31, 2009 compared to $126,621 during the year ended December 31, 2008. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

During 2009 we issued 1,666,667 shares of stock to John Adams as part of the "service based" portion of his contract. As a result we recognized $11,552 of non-employee compensation expense during the year ended December 31, 2009 compared to $28,111 in 2008.

OTHER INCOME (EXPENSE)

                                       -----------------------------------------
                                                 Year Ended December 31
                                       -----------------------------------------
                                                                     Percentage
                                          2009             2008        Increase
                                                                      (Decrease)
                                       ----------------------------------------
Debt Relief                            $   112,853      $   691,957      (83.7%)
                                       -----------      -----------      -----
OTHER EXPENSES
Interest Expense                       ($   54,009)     ($   74,478)     (27.5%)
Amortization of Discount
  on Convertible Notes                 ($    8,150)     ($  447,728)       (98%)
Inducement Expense                             -0-      ($1,247,657)      (100%)
                                       -----------      -----------      -----
TOTAL OTHER EXPENSES                   ($   62,159)     ($1,769,863)     (96.4%)
                                       -----------      -----------      -----
Net Other Income (Expenses)            $    50,694      ($1,077,906)       105%
                                       ===========      ===========      =====

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. Also, the Company has decreased the accounts payable for liabilities that have exceeded the statute of limitations for collection. When achieved, this is represented as a debt relief of accounts payable.

During 2009 the Company had total other expenses of $62,159 compared to $1,769,863 in 2008. As indicated above, the reduction resulted from a reduction in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses (Financial Statement Note 3).

NET INCOME / LOSS

Our net loss for the year ended December 31, 2009 decreased to $865,379 from net loss of $2,631,319 for the year ended December 31, 2008, representing a decrease of 67.1%.

We anticipate for the foreseeable future we will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                                   ---------------------------------------------
                                     At December 31,  At December 31, Percentage
                                         2009            2008         Increase/
                                                                      (Decrease)
                                   ---------------------------------------------
Current Assets                       $     3,037      $        68        4,366%
Current Liabilities                  ($8,584,668)     ($8,043,097)         6.7%
                                     -----------      -----------      -------
Working Capital Deficit              ($8,581,631)     ($8,043,029)        (6.7%)
                                     ===========      ===========      =======

The increase to our working capital deficit was primarily attributable to the increase in provision for lawsuit settlements for accrued interest as discussed below.


LIABILITIES

                                   ---------------------------------------------
                                   At December 31,   At December 31,  Percentage
                                       2009             2008          Increase/
                                                                      (Decrease)
                                   ---------------------------------------------
Provisions for Lawsuit
Settlements                          $5,731,145      $5,345,113           7.22%
Accounts Payable                     $2,002,746      $1,869,757           7.11%
Accrued Liabilities                  $  300,000      $  320,000          (6.25%)
Short-Term Loans                     $  550,777      $  508,227           8.37%
Long-term loans payable              $  184,237      $     --              100%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable increased due to a lack of funds to pay creditors. The total accounts payable would have increased even more except the accounts payable was decreased due to the expiration of the statute of limitation for certain payables and the write off of these payables in the amount of $112,853. Short-term loans increased due to accrued interest. (Financial Statement Note
3).

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

In 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $138,600, which was recorded as loans payable. As of December 31, 2009 the shares have not been issued.

CASH FLOWS
                                                        ------------------------
                                                              At December 31,
                                                        ------------------------
                                                            2009         2008
                                                            ----         ----
Net Cash provided by (used in) Operating Activities      ($285,931)   ($255,093)
Net Cash provided  (used in) by Investing Activities          $-0-    ($ 14,325)
Net Cash provided by (used in) Financing Activities      $ 288,900    $ 266,700
                                                         ---------    ---------
Net Increase (Decrease) in Cash During Period            $   2,969    ($  2,718)
                                                         =========    =========


CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to a lack of funds in 2009 and a decrease in operations because of this lack of funds.


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



SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $135,683,733 at December 31, 2009, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we must seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.


STOCK BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation, which requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

REVENUE RECOGNITION

Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Since the re-commencement of operations, we recognize license and royalty fees over the term of the license or royalty agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for the year ended December 31, 2009, $22,224 ($22,224 in 2008) of licensing fees was recognized as income.

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

NEW ACCOUNTING PRONOUNCEMENTS


In February 2010, the FASB issued Accounting Standards Update 2010-09, SUBSEQUENT EVENTS (TOPIC 855): AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820): IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In January 2010, the FASB issued two ASU's that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU's, do not change existing practice. ASU 2010-05, COMPENSATION--STOCK COMPENSATION (TOPIC
718)--ESCROWED SHARE ARRANGEMENTS AND THE PRESUMPTION OF COMPENSATION, codifies EITF Topic D-110, ESCROWED SHARE ARRANGEMENTS AND THE PRESUMPTION OF COMPENSATION, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting. ASU 2010-04, ACCOUNTING FOR VARIOUS TOPICS--TECHNICAL CORRECTIONS TO SEC PARAGRAPHS, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references. These two ASU's do not have an impact on the Company's financial statements.

In October 2009, the FASB issued ASU 2009-15, ACCOUNTING FOR OWN-SHARE LENDING ARRANGEMENTS IN CONTEMPLATION OF CONVERTIBLE DEBT ISSUANCE OR OTHER FINANCING. ASU 2009-15 includes amendments to ASC Topic 470, DEBT, (SUBTOPIC 470-20), and ASC Topic 260, EARNINGS PER SHARE (SUBTOPIC 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 are effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 are not expected to have an impact on the Company's financial statements.

In October 2009, the FASB published ASU 2009-14, SOFTWARE (TOPIC 985) - CERTAIN REVENUE ARRANGEMENTS THAT INCLUDE SOFTWARE ELEMENTS. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company's fiscal year beginning October 1, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company's financial statements.

In October 2009, the FASB published ASU 2009-13, REVENUE RECOGNITION (TOPIC 605)
- MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, REVENUE RECOGNITION-MULTIPLE-ELEMENT ARRANGEMENTS, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:
(a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company's fiscal year beginning October 1, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company's financial statements.

In September 2009, the FASB published ASU No. 2009-12, FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) - INVESTMENTS IN CERTAIN ENTITIES THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT). ASU 2009-12 amends ASC Subtopic 820-10, FAIR VALUE MEASUREMENTS AND DISCLOSURES--OVERALL, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-14 is effective for the Company and did not have an impact on the Company's financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at the end of this Annual Report on Form 10-K, starting at page F-1, are our audited financial statements for the years ended December 31, 2009 and 2008, which consists of the following:

1.   Report of Independent Registered Public Accounting Firm

2.   Consolidated Balance Sheets as at December 31, 2009 and December 31, 2008.

3. Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008.

4. Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2009 and December 31, 2008.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of March 31, 2009 are as follows:

------------------- ------------------------------------------------------------
 NAME                AGE
------------------- ------------------------------------------------------------
 Jason Meyers        43        Director and Chairman/ Co-Chief Executive Officer
------------------- --------- --------------------------------------------------
 John Adams          69        President and Co-Chief Executive Officer
------------------- --------- --------------------------------------------------
 Debi Kokinos        57        Chief Financial Officer and Secretary
------------------- --------- --------------------------------------------------

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

JASON MEYERS has been our Chairman of the Board of Directors since September 1, 2005 and Co-Chief Executive Officer, with primary responsibilities for compliance matters since March 2008. Mr. Meyers is an investment banker, based in New York City. Mr. Meyers has extensive experience in re-capitalizing, funding and revitalizing distressed businesses and recruiting management teams. Mr. Meyers has over 18 years of investment and merchant banking experience and has led or participated in the origination and syndication of dozens of private placements and initial public offerings in a broad range of industries including entertainment, technology, healthcare, and financial services.

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


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2009 management did not file reports but these reports are being prepared and will be filed shortly.

ITEM 11.          EXECUTIVE COMPENSATION.


The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2009 and 2008:

-----------------------------------------------------------------------------------------------------
Name and Principal                                Option/Warrant       All Other
position                    Year      Salary          Awards          Compensation        Total
-----------------------------------------------------------------------------------------------------
John Adams                  2009       $-0-         $8,889 (1)            -0-            $ 8,889
President (Co-Chief
Executive Officer)          2008       $-0-         $28,111 (1)           -0-           $ 28,111
(1)
-----------------------------------------------------------------------------------------------------
Jason Meyers                2009     $120,000       $17,658 (2)           -0-           $137,658
(Co-Chief Executive
Officer)                    2008     $120,000       $64,999 (2)           -0-           $184,999

-----------------------------------------------------------------------------------------------------
Debi Kokinos,               2009     $77,520        $5,297 (2)            -0-            $82,817
Chief Financial Officer
                            2008     $77,520        $19,500 (2)           -0-            $97,020

-----------------------------------------------------------------------------------------------------

(1) As compensation to Mr. Adams, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to forfeiture by Mr. Adams and will vest in accordance to a vesting schedule. Of such shares 4,000,000 shares shall be "service based" and 111,111.11 Shares will vest for each month of service. For each of the years ended December 31, 2009 and 2008, 1,333,333 shares vested and were issued to Mr. Adams.

 (2) Represents, in each case, amounts recognized on vesting of warrants previously granted for financial reporting purposes in the applicable fiscal year. A description of the valuation method is set forth in Note 1 and 7 to the Financial Statements. Warrants to purchase 3,555,552 shares vested in both 2009 and 2008 with respect to Mr. Meyers. In the case of Ms. Kokinos warrants to purchase 1,066,667 shares vested in both 2009 and 2008.

COMPENSATION ARRANGEMENTS

The Company has entered into a Consulting Agreement with Mr. Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. Mr. Adams is required to devote such time as is necessary to his position but it is not contemplated the engagement will be fulltime. As compensation to Mr. Adams, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to forfeiture by Mr. Adams and will vest in accordance with a vesting schedule. Of such shares 4,000,000 shares shall be "service based" and 111,111.11 Shares will vest for each month of service. As of December 31, 2009 2,666,667 of these shares have been issued. Another 4,000,000 Shares shall be "revenue based" and will vest upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements the recognition of revenue for reflecting the first sale of a production model of a Company product after the date. The final 4,000,000 Shares shall be "EBITDA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITDA, or earnings before taxes, interest or amortization, of $1,000,000. The unvested Shares shall be subject to forfeiture by Mr. Adams in accordance with an agreement to be entered into.

On April 1, 2009 we entered into a consulting agreement ("Consulting Agreement") with Aspatuck Holdings, Ltd., which is obligated to provide the services of Jason Meyers to the Company. Jason Meyers is our Co-Chief Executive Officer since March 27, 2008.

The Agreement is for a three year term. The Company may terminate the Agreement and convert the Agreement to an employment agreement with Mr. Meyers. As compensation for Consultant's services, the Company is obligated to pay Consultant a cash fee of not less than $120,000 per annum. As additional consideration Consultant received seven year Warrants (the "Warrants") to purchase 32,000,000 of shares of the common stock of the Company (the "Shares") at an exercise price of $0.0117 per share. Such warrants shall "vest" and may be exercised as follows:

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

Debi Kokinos entered into a substantially identical agreement, providing for her services as Chief Financial Officer. Ms. Kokinos is to receive annual compensation of approximately $77,520 and the grant of warrants to purchase 9,600,000 shares of common stock. The warrants are divided equally into the same three categories and vesting schedule as the warrants for Aspatuck Holdings.

OPTION INFORMATION

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:

                                   Number of
                     Number of    Securities
                    Securities     Underlying
                    Underlying    Unexercised
                   Unexercised      Options
                     Options          Not          Options
  Name             Exercisable    Exercisable   Exercise Price   Expiration Date
--------------------------------------------------------------------------------
Jason Meyers       13,333,320     29,333,336         $0.0117       Dec 31, 2016
Debi Kokinos        4,000,001      6,399,999         $0.0117       Dec 31, 2016
Debi Kokinos          400,000             --          $0.100       Mar 31, 2014
Debi Kokinos          500,000             --          $0.020       Jan 27, 2010





COMPENSATION OF DIRECTORS

As of December 31, 2009, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of March 31 2009 by:
(i) each of our then directors; (ii) each of our named executive officers, and
(iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

----------------------------- ----------------------- -------------------------


Name and Address               Amount and Nature of            Percentage of
of Beneficial Owner            Beneficial Ownership            Common Stock
----------------------------- ----------------------- -------------------------

Jason Meyers  (1) (2)               80,571,453                      16.60%
----------------------------- ----------------------- -------------------------

Aspatuck Holdings Ltd.(1)           66,349,245                        (1)
----------------------------- ----------------------- -------------------------

John Adams (3)                       3,922,222                       0.37%
----------------------------- ----------------------- -------------------------

Debi Kokinos  (4)                    5,344,446                       0.75%
----------------------------- ----------------------- -------------------------

All Officers and Directors
as a Group (3 persons)             102,508,192                     18.53%


----------------------------- ----------------------- -------------------------

(1) Includes 66,349,245 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party. The above does not include substantial additional shares Aspatuck Holdings Ltd. may acquire under the Agreement and Plan of Merger described under Item 12 - Certain Relationships and Related Transactions.

(2) Of the above number of shares 29,037,043 shares are subject to warrants owned by Mr. Meyers and presently exercisable within sixty days after March 31, 2010. An additional 29,333,336 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2010.

(3) Excludes 9,000,000 shares subject to forfeiture pursuant to agreements between Mr. Adams and the Company, and includes 700,000 shares subject to warrants presently exercisable.

(4) The above ownership consists of shares that are subject to options or stock warrants presently exercisable within sixty days after March 31, 2010. An additional 8,533,333 shares are subject to warrants not presently exercisable or exercisable within sixty days of March 31, 2010.


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

The merger was completed as of September 9, 2005. Upon completion of the merger, the shareholders of Survivor were entitled under the Agreement to receive ("Merger Consideration") 40% of the Company's outstanding shares including the number of shares of Common Stock issuable on the exercise, conversion or exchange of securities, options, rights or other agreements ("Derivatives") providing for the issuance of Common Stock. Upon the merger the shareholders of Nevada were entitled to 139,192,222 of a total actual outstanding of 315,560,144 shares of the Company's Common Stock. There was no cash exchanged. These shares then accounted for 44% of the presently outstanding shares. AHL is the beneficial owner of 107,178,550 shares or approximately 34% of the outstanding shares of the Company's Common Stock. As a controlling owner of AHL, Meyers is the indirect beneficial owner of these shares. The number of Fully Diluted Shares Outstanding and, consequently the Merger Consideration include shares of Common Stock issued, or subject to Derivatives issued, after the merger, relating, in any manner, to events or transactions prior to the merger including securities of the Company issued to obtain funds to satisfy any Pre-merger obligations. A significant portion of the proceeds of the Company's prior private placements were used to settle obligations of the Company arising prior to the aforesaid merger. As a result of the anti-dilution provision, the Company issued 13,939,740 shares of the Company's common stock to AHL in July 2008. The number of shares was based on calculations presented to the board demonstrating the relation of the equity issuances in such prior placements and the satisfaction of pre merger obligations. As a controlling owner of AHL, Meyers is the indirect beneficial owner of these shares subject to minority interests of the survivor. Based on this formula substantial additional shares will be issued as Merger Consideration.


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

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $7,204 for 2009 and $4,904 for 2008. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of December 31, 2009 and 2008 the Company also owes Aspatuck Holdings Ltd consulting fees of $417,227 and $344,827, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2009 and 2008. The company also included $17,658 of non cash warrant expense for the year ended December 31, 2009 and $64,999 for 2008.

John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2008 but remain unpaid as of December 31, 2009 and 2008, with total outstanding balance of $41,856 and $40,106, respectively, which includes accrued interest of $6,856 and $5,106, respectively. The Company recorded $8,889 general and administrative expense for the stock compensation issued to John Adams in 2009 and $28,111 for 2008.

As of December 31, 2009 the Company owes Debi Kokinos, CFO consulting fees of $92,350. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2009 and 2008. The company also included $5,297 of non cash warrant expense for the year ended December 31, 2009 and $19,500 for 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods.

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

------------------------- ---------------------- -------------------------------

                                 YEAR ENDED                   YEAR ENDED
                             DECEMBER 31, 2009             DECEMBER 31, 2008

------------------------- ---------------------- -------------------------------
    Audit Related Fees            $57,225                      $121,686
------------------------- ---------------------- -------------------------------
   Tax Fees                         -                             -
------------------------- ---------------------- -------------------------------
    All Other Fees                   -                             -
------------------------- ---------------------- -------------------------------
    Total                         $57,225                      $121,686
------------------------- ---------------------- -------------------------------

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

a) CURRENT REPORTS ON FORM 8-K.


During the quarterly period ended December 31, 2009 we did not file any Form
8-K:

DATE OF FORM 8-K      DATE OF FILING WITH THE SEC    DESCRIPTION OF THE FORM 8-K
----------------      ---------------------------    ---------------------------

      Nil

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Turbodyne Technologies, Inc.

Dated:   April 15, 2010                   BY: /S/ JASON MEYERS
                                          --------------------------
                                          Jason Meyers
                                          Co-Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   TITLE                              DATE
                            -----                              ----

/s/ Jason Meyers            Co-Chief Executive Officer,        April 15, 2010
________________________    Director
Jason Meyers

/s/ Debi Kokinos            Chief Financial Officer            April 15, 2010
_________________________   and Chief Accounting Officer
Debi Kokinos

                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

       Statements of Cash Flows                                             F-7

       Notes to the Financial Statements                                    F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Turbodyne Technologies, Inc. and Subsidiaries
Ventura, California

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $135,683,733 and a total stockholders' deficit of $9,005,066 at December 31, 2009. It has used all of its available cash in its operating activities in recent years, has an $8,581,631 working capital deficiency and is subject to lawsuit settlements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these regards are also discussed in Note 1 to the consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Vasquez & Company LLP
-------------------------
Los Angeles, California
April 14, 2010


--------------------------------------------------------------------------------------------------------

                                                           TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
  DECEMBER 31                                                                  2009             2008
------------------------------------------------------------------------------------------------------

ASSETS
CURRENT
     Cash                                                                 $       3,037    $          68
                                                                          -------------    -------------

          TOTAL CURRENT ASSETS                                                    3,037               68

PROPERTY AND EQUIPMENT, NET (NOTE 2)                                             13,408           17,829
                                                                          -------------    -------------

TOTAL ASSETS                                                              $      16,445    $      17,897
========================================================================================================

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

CURRENT
     Accounts payable                                                     $   2,002,746    $   1,869,757
     Accrued liabilities                                                        300,000          320,000
     Provision for lawsuit settlements (Notes  6, 9 and 11)                   5,731,145        5,345,113
     Loans payable (Notes 3)                                                    550,777          508,227
                                                                          -------------    -------------

          TOTAL CURRENT LIABILITIES                                           8,584,668        8,043,097

LONG-TERM

     Convertible loans payable ( Note 4)                                        184,237             --

     Deferred licensing fee                                                     252,606          274,830
                                                                          -------------    -------------

          TOTAL LONG-TERM LIABILITIES                                           436,843          274,830
                                                                          -------------    -------------

          TOTAL LIABILITIES                                                   9,021,511        8,317,927
                                                                          -------------    -------------

STOCKHOLDERS' DEFICIT
     Share Capital (Note 8)
         Authorized
                1,000,000 preferred shares, par value $0.001
                1,000,000,000 common shares, par value $0.001
         Issued
              Preferred shares - 12,675 in 2009 and 2008                             12               12
              Common shares - 577,580,158 in 2009 and 549,513,491
                    In 2008                                                     577,581          549,514
     Treasury stock, at cost - 5,278,580 common shares                       (1,963,612)      (1,963,612)

     Additional paid-in capital                                             128,029,567      127,897,291
     Other comprehensive income -
         Foreign exchange translation gain                                       35,119           35,119
     Accumulated deficit                                                   (135,683,733)    (134,818,354)
                                                                          -------------    -------------

          TOTAL STOCKHOLDERS' DEFICIT                                        (9,005,066)      (8,300,030)
                                                                          -------------    -------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                                     $      16,445    $      17,897
========================================================================================================


         The accompanying notes are an integral part of these consolidated financial statements.




--------------------------------------------------------------------------------------------------------------------

                                                                       TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31                                                          2009                2008

--------------------------------------------------------------------------------------------------------------------


LICENSING FEES                                                                $          22,224    $          22,224
                                                                              -----------------    -----------------

EXPENSES
     Selling, general and administrative (Notes 7, 8 and 9)                             433,294              873,988
     Research and developments costs (Notes 7 and 8)                                    112,950              337,893
     Litigation expense (Note 6)                                                        386,032              356,147
     Depreciation and amortization                                                        4,421                6,009
                                                                              -----------------    -----------------

         TOTAL EXPENSES                                                                 936,697            1,574,037
                                                                              -----------------    -----------------

LOSS FROM OPERATIONS                                                                   (914,473)          (1,551,813)

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (54,009)             (74,478)
     Amortization of convertible note discounts and warrants                             (8,150)            (447,728)
     Inducement expense for the conversion of notes payable                                --             (1,247,657)
     Debt relief                                                                        112,853              691,957
                                                                              -----------------    -----------------

LOSS BEFORE INCOME TAXES                                                               (863,779)          (2,629,719)
--------------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSES                                                                       1,600                1,600
--------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                       $        (865,379)   $      (2,631,319)
====================================================================================================================

LOSS PER COMMON SHARE - BASIC AND DILUTED
                                                                              $           (0.00)   $           (0.01)
====================================================================================================================

WEIGHTED AVERAGE SHARES USED FOR BASIC AND DILUTED LOSS PER SHARE                   555,383,811          469,450,890
====================================================================================================================



               The accompanying notes are an integral part of these consolidated financial statements

-------------------------------------------------------------------------------------------------------------------------

                                                                            TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     Preferred Stock                Common Stock                    Treasury Stock
                                ------------------------      -----------------------        ----------------------------
                                  Shares         Amount         Shares        Amount            Shares           Amount
-------------------------------------------------------------------------------------------------------------------------
Balance,
January 1, 2008                   12,675   $          12     380,459,434   $     380,460       5,278,580   $  (1,963,612)

Issuance of stock
for services                        --              --         7,000,000           7,000            --              --

Issuance of stock for
payment of accounts                 --              --         6,000,000           6,000            --              --
payable

Conversion of
note payable                        --              --       142,114,317         142,114            --              --

Issuance of warrants
to consultants                      --              --              --              --              --              --

Issuance of warrants with
convertible                         --              --              --              --              --              --
notes (Note 3)

Merger Consideration                --              --        13,939,740          13,940            --              --

Inducement to convert
notes payable
(Note 3)                            --              --              --              --              --              --

Net  loss for the period            --              --              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 2008                 12,675   $          12     549,513,491   $     549,514       5,278,580   $  (1,963,612)

Issuance of stock
for private placements        25,400,000          25,400          63,500          88,900

Issuance of stock
for services                        --              --         2,666,667           2,667            --              --

Issuance of warrants
to consultants                      --              --              --              --              --              --

Debt discount from
beneficial conversion               --              --              --              --              --              --
feature and Issuance
of warrants with
convertible notes
(Note 4)

Net loss for
the period                          --              --              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 2009                 12,675   $          12     577,580,158   $     577,581       5,278,580   $  (1,963,612)
=========================================================================================================================



                                 Additional        Other
                                  Paid-in      Comprehensive     Accumulated      Stockholders'
                                  Capital          Income          Deficit           Deficit
-----------------------------------------------------------------------------------------------
Balance,
January 1, 2008               $ 124,831,388    $      35,119   $(132,187,035)   $  (8,903,668)

Issuance of stock
for services                        135,112             --              --            142,112

Issuance of stock for
payment of accounts                 174,000             --              --            180,000
payable

Conversion of
note payable                      1,201,951             --              --          1,344,065

Issuance of warrants
to consultants                      126,621             --              --            126,621

Issuance of warrants with
convertible                         194,502             --              --            194,502
notes (Note 3)

Merger Consideration                (13,940)            --              --               --

Inducement to convert
notes payable
(Note 3)                          1,247,657             --              --          1,247,657

Net  loss for the period               --               --        (2,631,319)      (2,631,319)
-----------------------------------------------------------------------------------------------

BALANCE,
DECEMBER 31, 2008             $ 127,897,291    $      35,119   $(134,818,354    $  (8,300,030)

Issuance of stock
for private placements                6,500             --              --             89,900

Issuance of stock
for services                          8,885             --              --             11,552

Issuance of warrants
to consultants                       23,180             --              --             23,180

Debt discount from
beneficial conversion                36,711             --              --             36,711
feature and Issuance
of warrants with
convertible notes
(Note 4)

Net loss for
the period                             --               --          (865,379)        (865,379)
-----------------------------------------------------------------------------------------------

Balance,
December 31, 2009             $ 128,029,567    $      35,119   $(135,683,733)   $  (9,005,066)
===============================================================================================



 The accompanying notes are an integral part of these consolidated financial statements.


-----------------------------------------------------------------------------------------------------

                                                        TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31                                              2009            2008
-----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net loss                                                              $  (865,379)   $(2,631,319)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Amortization of deferred licensing fees                                (22,224)       (22,224)
        Depreciation and amortization                                            4,421          6,009
        Amortization of convertible note discounts and warrants (Note 3)         8,150        447,728
        Debt conversion expense (Note 3)                                          --        1,247,657
        Gain on settlement of debt                                            (112,853)      (691,957)
        Stock issued for services (Note 8 (e))                                  11,552        142,112
        Warrant compensation                                                    23,180        126,621
        Prepaid & other                                                            672
     Increase (decrease) in operating liabilities
         Accounts payable                                                      245,842        609,275
         Accrued liabilities and provision for lawsuit settlements             421,380        510,333
                                                                           --------------------------
            Net cash provided by (used in) operating activities               (285,931)      (255,093)
                                                                           --------------------------
INVESTING ACTIVITIES
     Purchase of capital asset                                                    --          (14,325)

                                                                           --------------------------
                  Net cash provided by (used in) investing activities             --          (14,325)
                                                                           --------------------------
FINANCING ACTIVITIES
     Proceeds from sale of shares of common stock                               88,900           --
     Proceeds from issuance of convertible notes                               200,000        300,000
     Proceeds from notes payable                                                  --           23,500
     Payments of notes payable                                                    --          (56,800)
                                                                           --------------------------
            Net cash provided by (used in) financing activities                288,900        266,700

NET INCREASE (DECREASE) IN CASH                                                  2,969         (2,718)

CASH, beginning of year                                                             68          2,786
                                                                           --------------------------

CASH, end of year                                                          $     3,037    $        68
=====================================================================================================


SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW INFORMATION

     Beneficial conversion feature of convertible debt                     $     7,646    $   122,250

     Value of warrants issued with convertible debt                        $    29,065    $    72,250

     Conversion of convertible debt and interest to common stock           $      --      $ 1,281,791

     Conversion of short-term notes and interest to common stock           $      --      $    60,937

     Shares of common stock issued in settlement of accounts payable       $      --      $   180,000
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

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

     New management took control pursuant to a merger completed as of September 9, 2005 pursuant to which a majority owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly-owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC that is obligated to provide the services of Mr. Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became president and chief executive officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary in the event the Company issues any securities related directly or indirectly to pre-merger events.

     In 2008 the Company issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger (the "Agreement") dated September 1, 2005. The Agreement by and between the Company, Turbodyne Acquisition Corp. a wholly-owned subsidiary of Parent and Aspatuck Holdings Nevada Inc. provides that "it is the intent of the parties that the Merger Consideration Shares shall constitute 40% of the post merger fully diluted shares outstanding taking into account the issuance of shares of Parent Common Stock in settlement of the Pacific Baja Litigation and other shares relating in any manner to events or transactions prior to the Effective Date." A significant portion of the proceeds of the Company's private placements were used to settle prior obligations of the Company. Based on calculations presented to the board and the terms of the aforesaid Agreement the issuance of aforesaid shares was authorized.

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $135,683,733 and a total stockholders' deficit of $9,005,066 at December 31, 2009. It has used most of its available cash in its operating activities in recent years, has an $8,581,631 working capital deficiency and is subject to lawsuit settlements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief and protection under appropriate legal statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


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

     FASB ACCOUNTING STANDARDS CODIFICATION

     In June 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification, which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC reporting companies. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. All existing non-SEC accounting standards are superseded as described in the Codification. All other non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have a significant impact on the Company's consolidated financial statements and references to standards issued prior to the Codification have been replaced with a description of the applicable FASB authoritative guidance or with the updated accounting standard codification number

     DEPRECIATION AND AMORTIZATION

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

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     FAIR VALUE MEASUREMENTS

     On January 1, 2008, the provisions of ASC Topic 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, became effective for the Company. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company reports assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

     All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company believes that the carrying value of its cash, accounts payable and accrued liabilities as of December 31, 2009 and 2008 approximate their fair values because of the short-term nature of those instruments.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     RECOGNITION OF REVENUE

     License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2009 $22,224 ($22,224 in 2008) of licensing fees was recognized as income.

     Prior to the suspension of our operations in 2003, we recognized revenue upon shipment of product. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue.

     EARNINGS (LOSS) PER SHARE

     Earnings(loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

     For the year ended December 31, 2009, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,724,000 and 50,464,710 shares of common stock, convertible notes to purchase 51,325,956 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 555,383,811 were included in the denominator for 2009 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

     For the year ended December 31, 2008, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,799,000 and 43,925,549 shares of common stock, convertible notes to purchase 27,524,801 shares of common stock were outstanding during the year. The weighted average cumulative equivalent shares of 469,450,890 were included in the denominator for 2009 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

     STOCK-BASED COMPENSATION

     In accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation, which requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards, the Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------

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

     COMPREHENSIVE INCOME

     ASC Topic 323, INVESTMENTS - EQUITY METHOD AND JOINT VENTURES, establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the year ended December 31, 2009 and 2008.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     LEGAL FEES

     The Company expenses legal fees in connection with litigation as incurred.

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 2010, the FASB issued Accounting Standards Update 2010-09, SUBSEQUENT EVENTS (TOPIC 855): AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Company's financial statements.


     In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820): IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

     In January 2010, the FASB issued two ASU's that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. IN GENERAL, THE TWO ASU'S, DO NOT CHANGE EXISTING PRACTICE. ASU 2010-05, COMPENSATION--STOCK COMPENSATION (TOPIC 718)--ESCROWED SHARE ARRANGEMENTS AND THE PRESUMPTION OF COMPENSATION, codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting. ASU 2010-04, ACCOUNTING FOR VARIOUS TOPICS--TECHNICAL CORRECTIONS TO SEC PARAGRAPHS, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references. These two ASU's do not have an impact on the Company's financial statements.

     In October 2009, the FASB issued ASU 2009-15, ACCOUNTING FOR OWN-SHARE LENDING ARRANGEMENTS IN CONTEMPLATION OF CONVERTIBLE DEBT ISSUANCE OR OTHER FINANCING. ASU 2009-15 includes amendments to ASC Topic 470, DEBT, (Subtopic 470-20), and ASC Topic 260, EARNINGS PER SHARE (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 are effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 are not expected to have an impact on the Company's financial statements.


     In October 2009, the FASB published ASU 2009-14, SOFTWARE (TOPIC 985) - CERTAIN REVENUE ARRANGEMENTS THAT INCLUDE SOFTWARE ELEMENTS. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or the Company's fiscal year beginning October 1, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company's financial statements.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

     In October 2009, the FASB published ASU 2009-13, Revenue Recognition (Topic
     605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company's fiscal year beginning October 1, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company's financial statements.

     In September 2009, the FASB published ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures--Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-14 is effective for the Company and did not have an impact on the Company's financial statements.

     In August 2009, the FASB published Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. It clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using one of several acceptable valuation techniques. ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability, and (ii) that both a "quoted price in an active market for the identical liability at the measurement date" and the "quoted price for the identical liability when traded as an asset in a active market when no adjustments to the quoted price of the asset are required" are Level 1 fair value measurements. ASU 2009-05 is effective in the fourth quarter of 2009. The Company has not yet determined the impact of the adoption of ASU 2009-05 on its financial statements.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------



2.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is summarized as follows:

                                                      2009        2008
                                                    --------------------
     Machinery and equipment                        $ 72,406    $ 72,406
     Less: accumulated depreciation                  (58,998)    (54,577)
                                                    --------------------
     Net property and equipment                     $ 13,408    $ 17,829
                                                    ====================

--------------------------------------------------------------------------------

3.   SHORT-TERM LOANS PAYABLE
                                                2009            2008
                                             -------------------------
     Unsecured, non-interest
     bearing loan payable, due on
     demand from stockholders
     and other parties                       $138,600         $138,600

     Note payable, 5% per annum                53,205           50,905


     Convertible notes payable                358,972          318,722
                                             -------------------------
     Total Short-term Loans Payable          $550,777         $508,227
                                             =========================


--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                                                                              (UNAUDITED - EXPRESSED IN US DOLLARS)

DECEMBER 31, 2009 AND 2008
-----------------------------------------------------------------------------------------------------------------------------------


3.   SHORT-TERM LOANS PAYABLE - CONTINUED

     As of December 31, 2009, convertible notes consist of:

                                  Issued      Issued     Issued     Issued     Issued    Issued
                                  through      from       from       from       From       From
                                   Sept      Nov 06 to  Mar07 to   Sep 07 to  Jan 08 to  Apr 08 to
                                   2006       Feb 07     Aug 07     Dec 07     Mar 08     Jun 08        Total
                                 ----------- ---------- ---------- ---------- ---------- ---------- ---------------

Proceeds from issuances of
convertible debt                 $    615,000   $    95,000   $   441,000   $   200,000   $   100,000   $   200,000   $  1,651,000

Less: Debt conversions               (530,000)      (95,000)     (441,000)     (200,000)     (100,000)         --       (1,366,000)
                                 -------------------------------------------------------------------------------------------------

                                       85,000          --            --            --            --         200,000        285,000
                                 -------------------------------------------------------------------------------------------------

Discount on convertible debt

  Value allocated to warrants          88,144         8,041       118,485        51,035        24,198        48,052        337,955

  Beneficial conversion feature       521,756        86,959       322,515       148,965        54,198        68,052      1,202,445
                                 -------------------------------------------------------------------------------------------------

                                      609,900        95,000       441,000       200,000        78,396       116,104      1,540,400
  Accumulated amortization of
  value allocated to warrants         (88,144)       (8,041)     (118,485)      (51,035)      (24,198)      (48,052)      (337,955)
  Accumulated amortization of
  beneficial conversion feature      (521,756)      (86,959)     (322,515)     (148,965)      (54,198)      (68,052)    (1,202,445)
                                 -------------------------------------------------------------------------------------------------

                                          --            --            --            --            --            --             --
                                 -------------------------------------------------------------------------------------------------

  Accrued Interest                     16,072          --            --            --            --          57,900         73,972
                                 -------------------------------------------------------------------------------------------------

Net Convertible Debt             $    101,072   $      --     $      --     $      --     $      --     $   257,900   $    358,972
                                 =================================================================================================


                                   Lower of
                                    70% of
Original conversion price          market or
                                   $ 0.025      $     0.005   $     0.020   $     0.020   $     0.020   $     0.020           --

Modified conversion price        $      0.005           N/A           N/A           N/A           N/A           N/A           --

Interest rate                               5%            5%            5%           18%           18%           18%          --

Maturity from date of issuance         1 year        1 year        1 year      6 months      6 months      6 months           --



Warrants issued                    12,300,000     1,900,000     8,820,000     4,000,000     2,000,000     4,000,000     33,020,000


Warrants exercised                (11,900,000)         --            --            --            --            --      (11,900,000)
                                 -------------------------------------------------------------------------------------------------
Warrants remaining                    400,000     1,900,000     8,820,000     6,000,000     2,000,000     4,000,000     21,120,000
                                 -------------------------------------------------------------------------------------------------


Market value of warrants at
date of issuance                 $    150,884   $    48,863   $   398,872   $   140,612   $    41,498   $    69,572

Assumptions for Black-Scholes
valuation of warrants

  Original exercise price        $      0.025   $     0.025   $     0.020   $     0.020   $     0.020   $     0.020

  Modified exercise price        $      0.010         N/A           N/A           N/A           N/A           N/A
  Term                                5 years       5 years       5 years       5 years       5 years       5 years
                                                     153%-         112%-         112%-
  Volatility rate                    146%-151%       155%          155%          155%          109%          107%
                                       4.61%-        4.45%-        4.46%-        2.93%-
  Risk free interest rate              5.02%         4.69%         5.01%         5.01%         2.93%         1.90%


================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


3.   SHORT-TERM LOANS PAYABLE - CONTINUED

     For the year ended 2009 the Company did not issue any short-term convertible notes.

     For the years ended December 31, 2008, 2007 and 2006, the Company issued $300,000, $691,000 and $660,000 of short-term convertible notes, respectively. The convertible notes were issued with detachable warrants to purchase 6,000,000, 13,820,000 and 13,200,000 shares of the Company's common stock, respectively. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

     The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2009 and 2008, debt discount from the warrants and the beneficial conversion feature have been fully amortized. Of the notes issued from 2006 through 2008, $285,000 remain outstanding and had accrued interest of $73,972 and $33,722 as of December 31, 2009 and 2008, respectively.

     The notes issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at exercise prices ranging from $0.010 to 0.025 per share expiring five years from the date of issue.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


4.   LONG-TERM CONVERTIBLE LOANS PAYABLE

     Long-Term convertible loans payable              $ 200,000         $   --
     Accrued interest                                    12,798             --
     Less Debt discount from beneficial
      conversion feature and warrants                   (28,561)            --
                                                      ------------------------
     Total long-term convertible loans payable        $ 184,237         $   --
                                                      ========================

     For the year ended December 31, 2009, the Company issued $200,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase 4,000,000 shares of the Company's common stock. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

     The Convertible Notes have a two year maturity with 12% annual interest rate payable at maturity or at the time of conversion. The Note may be converted at the option of the note-holder at any time after issuance until the note is paid in full. The conversion price is at a price equal to $.01; provided that Conversion shall be subject to a minimum conversion amount of $10,000, or if less, the remaining Outstanding Obligation. The warrants will have an exercise price of $.01 and a 5-year expiration date.

     The value of the warrants has been recorded as a discount to the convertible notes and is being amortized over the term of the notes using the straight-line method. For the year ended December 31, 2009, the amortization of the discount was $7,720. As of December 31, 2009, the remaining balance of the detachable warrants was $21,345.



     The value of the beneficial conversion feature has been recorded as a discount to convertible notes and is being amortized over the term of the notes using the straight-line method. For the year ended December 31, 2009, the amortization of the discount was $429. As of December 31, 2009, the remaining balance of the beneficial conversion feature is was $7,216.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------



5.   INCOME TAXES

     Income tax expense is comprised of the following for the years ended December 31, 2009 and 2008:

                                                                              2009             2008
                                                                          ---------------------------
Current
   State                                                                  $      1,600    $      1,600
                                                                          ============================

Total income tax expense for the years ended December 31, 2009 and 2008 differed from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes as a result of the following:
                                                                              2009            2008
                                                                          ---------------------------

Computed "expected" income tax benefit                                    $       --      $       --
Non-deductible stock option compensation                                        23,180         126,621
Non-deductible expenses                                                        119,807       1,695,385
Non-deductible stock for services                                               11,552         142,111
Change in valuation allowance                                                 (154,539)     (1,964,117)
                                                                          ----------------------------
                                                                          $       --      $       --
                                                                          ============================

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:
                                                                              2009            2008
                                                                          ----------------------------
Deferred tax assets
   Accrued liabilities                                                    $    120,000    $    128,000
   Reserve for lawsuit settlements                                           2,292,458       2,138,045
   Fixed Assets                                                                  5,363           7,132
   Alternative minimum tax credit                                               55,000          55,000
   Net operating loss carryover                                             27,341,183      27,331,289
                                                                          ----------------------------

      Gross deferred tax assets                                             29,814,004      29,659,466
Less valuation allowance                                                   (29,814,004)    (29,659,466)
                                                                          ----------------------------

Deferred tax assets, net of valuation allowance                           $       --      $       --
                                                                          ============================


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not likely that the Company will realize the benefits of these deductible differences at December 31, 2009 or 2008. Accordingly, a valuation allowance has been provided for the total net deferred tax assets.

     At December 31, 2009, the Company had net operating loss carryforwards of approximately $68,350,000 for US income tax purposes, which if not used, will expire between the years 2010 and 2029. Due to change of ownership as defined in the Internal Revenue Code, restriction applies to the amount of net operating loss carryforward, which the Company can utilize to offset income for tax purposes in a year in the future.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


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

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------

6.   COMMITMENTS AND CONTINGENCIES - CONTINUED

     b) Litigation - Continued

        At December 31, 2009, the Company has included $4,329,360 ($3,943,328 in
        2008) in regard to this matter in provision for lawsuit settlements. If it was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy, TST would likely increase its claim by $2,130,000. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000, therefore the $2,130,000, that the Company had included in provision for lawsuit settlements, has been reduced to $83,000. For the year ended December 31, 2005 the $2,047,000 difference was recorded as a lawsuit settlement in other income.



                                                Year Ended December 31
                                          --------------------------------
                                              2009                 2008

        Settlement amount                 $ 2,068,079          $ 2,068,079

        Interest                          $ 2,201,626          $ 1,815,594

        Preference payment                $    83,000          $    83,000
        Proceeds of stock sale
                                          ($   23,345)         ($   23,345)
                                          --------------------------------
        Total                             $ 4,329,360          $ 3,943,328
                                          ================================

                                            c) Other

        The Company is currently involved in various collection claims and other legal actions (Notes 9 and 11). It is not possible at this time to predict the outcome of some of the legal actions.

     d) Royalties

        The Company has agreed to pay a royalty equal to 2% of gross sales of products manufactured and sold that incorporate certain licensed technology which is not being used. No royalty payments were made in 2009 and 2008.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


7.   STOCK OPTIONS

     2003 STOCK INCENTIVE PLAN

     On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2009 and 2008, the number of unoptioned shares available for granting of options under the plan was 7,197,759.

     2004 NEVADA STOCK INCENTIVE PLAN

     On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2009 and 2008, the number of unoptioned shares available for granting of options under the plan was 1,703,500.

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

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


7.   STOCK OPTIONS - CONTINUED

     The following summarizes information relating to stock options issued prior to 2009:


                                                         2008 AND 2009

                                 NON-EMPLOYEES        EMPLOYEES & DIRECTORS             TOTAL
                             -----------------------------------------------------------------------

                                                       WEIGHTED                 WEIGHTED    WEIGHTED
                                                       AVERAGE                  AVERAGE      AVERAGE
                                                      EXERCISE                  EXERCISE    EXERCISE
                             OPTIONS       PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                          --------------------------------------------------------------------------
Outstanding at beginning    2,125,000    $   0.08    15,674,000   $   0.06     17,799,000   $  0.06
and ending of 2008

Expired                      (525,000)       0.10        --                      (525,000)
                          -----------                ----------               -----------

Balance at
December 31, 2009           1,600,000    $   0.08    15,674,000   $   0.06     17,274,000   $  0.06
                          ===========                ==========                ===========



     At December 31, 2009, the following is a summary of stock options outstanding:

                                       Weighted Average           Weighted
                                              Remaining            Average
          Exercise                          Contractual           Exercise
            Price          Number          Life (Years)              Price
        -------------------------------------------------------------------

               $ 0.02      7,000,000             0.07      $   0.02
        $0.04 - $0.07      1,450,000             2.09          0.04
        $0.09 - $0.10      8,824,000             4.25          0.10
                           ---------
                          17,274,000             2.38      $   0.06
                          ==========


ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

During 2006 and 2007, we granted warrants to purchase 78,200,000 shares of our common stock to various consultants that we deemed essential to our operations. The warrants that had not vested were cancelled as consultant contracts expired. Details of the consultant warrants for the year ended December 31, 2009 are as follows:

        Total consultant warrants granted                     78,200,000
        Vested prior to January 1, 2009                      (22,805,560)
        Vested January through December 2009                  (1,205,551)
        Cancelled                                            (54,188,889)
                                                             -------------
        Warrants not vested                                           -0-
                                                             =============

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


7. STOCK OPTIONS - CONTINUED

   ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES - CONTINUED

   During 2009 we granted warrants to purchase 41,600,000 shares of our common stock to various consultants that we deemed essential to our operations.

   Total consultant warrants granted                      41,600,000
   Vested January through December 2009                   (3,466,664)
                                                        --------------
   Warrants not vested                                    38,133,336
                                                        ==============

   During 2009 the Company using the Black-Scholes model recorded $23,180 ($126,621 in 2008) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non-cash warrant expense is allocated with $22,953 ($92,576 in 2008) to general and administrative expenses and $227 ($34,045 in 2008) to research and development.

   The estimated fair value of warrants vested to non-employees during 2009 was between $0.0032 and $0.0088. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility between 113.23% and 176.34%; risk-free interest rate between 2.27% to 3.39% and an expected life of 7 years.

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

     At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized common stock to 1,000,000,000 common shares.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


8. STOCKHOLDERS' EQUITY - CONTINUED

   b) Merger

     New management took control pursuant to a merger completed as of September 9, 2005 pursuant to which a majority-owned subsidiary of Aspatuck Holdings Ltd. ("Aspatuck") was merged into our newly formed wholly-owned subsidiary. Prior to the merger, this subsidiary of Aspatuck entered into a consulting agreement ("Consulting Agreement") with Stamford Research, LLC that is obligated to provide the services of Mr. Albert Case to the Company. Upon completion of the merger, 139,192,222 shares of the Company's Common Stock were issuable to holders of the subsidiary of Aspatuck and 1,300,000 such shares became issuable to Stamford Research LLC, under the Consulting Agreement. At this time Mr. Albert Case became president and chief executive officer and Mr. Jason Meyers, principal shareholder of Aspatuck, became Chairman of the Board of Directors. Additional shares are issuable to the former shareholders of the Aspatuck subsidiary in the event the Company issues any securities related directly or indirectly to pre-merger events. During 2008, the Company issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger

   c) During 2009, the Company issued 2,666,667 (13,000,000 in 2008) shares to consultants in consideration for services, at a range of ascribed values from $0.004 to $0.014 ($0.019 to $0.03 in 2008) per share (based on the trading price of the Company's common stock on the agreement date).

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

   e) During 2009, the Company issued 28,066,667 shares of common stock. The 28,066,667 included, 25,400,000 for private placements and 2,666,667 shares were issued for services with an ascribed value of $11,552 (based on the trading price of the Company's common stock on the dates service agreements were entered into).

     During 2008, 142,114,317 shares of common stock were issued for conversion of notes payable and corresponding accrued interest, 6,000,000 shares were issued for settlement of $180,000 of accounts payable, 7,000,000 shares were issued for services with an ascribed value of $142,112 (based on the trading price of the Company's common stock on the dates service agreements were entered into) and 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger.

   f) During 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $138,600, which was recorded as loans payable. As of December 31, 2009 the shares have not been issued.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


8. STOCKHOLDERS' EQUITY - CONTINUED

   g)   Stock Purchase Warrants

     At December 31, 2009 and 2008, the Company had 52,597,765 and 43,925,549
     stock purchase warrants outstanding and exercisable, respectively. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.02 per share and expiration dates between 2011 and 2015.

     In 2006 and 2007 consulting contracts were signed with a total of 78,200,000 warrants of which only 6,633,329 warrants were vested in 2008 (16,172,220 in 2006 and 2007). The termination of various consultants resulted in the cancellation of 22,044,436 warrants. The remaining warrants may vest over the next two or more years dependent upon the continuation of service of the holders and/or the happening of specific events.


     Details of share purchase warrants issued and expired are as follows:

                                                         2009

                                       INVESTORS         EMPLOYEES & CONSULTANTS              TOTAL
                                 ---------------------------------------------------------------------------

                                                WEIGHTED                WEIGHTED                    WEIGHTED
                                                 AVERAGE                 AVERAGE                     AVERAGE
                                                EXERCISE                EXERCISE                    EXERCISE
                                    WARRANTS       PRICE   WARRANTS        PRICE     WARRANTS          PRICE

Outstanding at beginning           21,120,000    $  0.02   22,805,549   $    0.01    43,925,549    $   0.02
of year
Granted                             4,000,000    $  0.01    4,986,104   $    0.01     8,986,104    $   0.01
Expired                                                      (313,888)                 (313,888)
                                 ------------               ---------                ----------
Warrants outstanding and
exercisable at end of
year                               25,120,000    $  0.02   27,477,765   $    0.01    52,597,765    $   0.02
                                 ============              ==========                ==========
Weighted average fair
value of
warrants granted during
the year                                         $    0.02              $    0.02                  $   0.02
                                 ==========================================================================



     At December 31, 2009, the following is a summary of share purchase warrants outstanding and exercisable:

                                                 Weighted-
                                                   Average          Weighted
                                                 Remaining           Average
                                               Contractual          Exercise
Exercise Price             Number             Life (Years)             Price
---------------------------------- ------------------------ -----------------

    $0.01              30,644,437                     4.46             $0.01
 0.025 -0.04           21,953,328                     2.70             $0.02
                    -------------

                       52,597,765                     3.96             $0.02
                    =============

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


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

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


10. FORMER DIRECTORS

   A former director of Turbodyne, Erwin Kramer (the "Plaintiff"), represented by his attorney Claus Schmidt, a former attorney of Turbodyne at the time of the alleged claim, filed a legal action in Germany against Turbodyne, our non-operating subsidiary Turbodyne Europe GmbH ("Turbodyne GmbH"), and ex-employees of Turbodyne GmbH, Peter Kitzinski and Marcus Kumbrick (collectively the "Defendants"), with the Regional Frankfurt court (the "German Court") in September, 2004. The Plaintiff claims damages of Euro 245,620 or $353,840 plus 5% interest per annum against the Defendants in respect of actions taken by the Defendants while employed with Turbodyne GmbH.

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


   The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At December 31, 2009 and 2008, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

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

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------


12. RELATED PARTY TRANSACTIONS

   The Company entered into an AGREEMENT AND PLAN OF MERGER (the "Agreement") dated as of SEPTEMBER 2005, among it, its wholly-owned subsidiary Turbodyne Acquisition Corp. ("Merger Subsidiary" or the "Survivor") and Aspatuck Holdings Nevada, Inc., (the "Nevada"). Nevada was a majority-owned subsidiary of Aspatuck Holdings Ltd. ("AHL"). Jason Meyers is the President of AHL. The agreement contemplated the merger of Nevada and Merger Subsidiary with the Survivor as the surviving entity. Prior to the merger, Nevada entered into a consulting agreement ("CONSULTING AGREEMENT") with an entity which is obligated to provide the services of Albert Case to the Company.

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

   During 2008 the Company issued 13,939,740 shares of the Company's common stock to comply with the anti-dilution clause of the Agreement and Plan of Merger (the "Agreement") dated September 1, 2005. The Agreement among the Company. Turbodyne Acquisition Corp. a wholly-owned subsidiary of Parent and Aspatuck Holdings Nevada Inc. provides that "it is the intent of the parties that the Merger Consideration Shares shall constitute 40% of the post merger fully diluted shares outstanding talking into account the issuance of shares of Parent Common Stock in settlement of the Pacific Baja Litigation and other shares related in any manner to events or transactions prior to the Effective Date." A significant portion of the proceeds of the Company's private placement were used to pay prior obligations to the Company. Based on calculations presented to the board and terms of the aforesaid Agreement the issuances of aforesaid additional shares were authorized.

================================================================================
                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
--------------------------------------------------------------------------------

12. RELATED PARTY TRANSACTIONS - CONTINUED

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

   Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $7,204 for 2009 and $4,904 for 2008. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of December 31, 2009 and 2008 the Company also owes Aspatuck Holdings Ltd consulting fees of $417,227 and $344,827, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2009 and 2008. The company also included $17,658 of non cash warrant expense for the year ended December 31, 2009 and $64,999 for 2008.

   John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2008 but remain unpaid as of December 31, 2009 and 2008, with total outstanding balance of $41,856 and $40,106, respectively, which includes accrued interest of $6,856 and $5,106, respectively. The Company recorded $8,889 general and administrative expense for the stock compensation issued to John Adams in 2009 and $28,111 for 2008.

   As of December 31, 2009 the Company owes Debi Kokinos, CFO consulting fees of $92,350. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2009 and 2008. The company also included $5,297 of non cash warrant expense for the year ended December 31, 2009 and $19,500 for 2008.

13. SUBSEQUENT EVENTS

   In May 2009, the FASB issued subsequent events guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for recognition or disclosure through the time of filing these financial statements on Form 10-K with the SEC on April 15, 2010 and no events, other than those described in these notes, have occurred that require disclosure pursuant to such guidance.