Form 10-Q
period 2010-03-31
TURBODYNE TECHNOLOGIES, INC
filed 2010-05-17
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 2010

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period_________________to_________________

Commission File Number 000-21391
                       ---------

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                       95-4699061
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY                10106
--------------------------------------------              ----------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:        (805) 512-9511
                                                       ---------------

                                 NOT APPLICABLE
                                 --------------
               (Former name, former address and former fiscal year
                       end, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non -accelerated filer ? (do not check if a        Smaller reporting company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 659,932,496 shares of common stock issued and outstanding as of MAY 3, 2010.

                          Turbodyne Technologies, Inc.
                               INDEX TO FORM 10-Q
                                 MARCH 31, 2010

        PAGE
       NUMBER
       ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 2010 and
               December 31, 2009                                              4

          Condensed Consolidated Statements of Operations for the three
               month periods ended March 31, 2010 and March 31, 2009          5

          Condensed Consolidated Statements of Cash Flows for the three
               month periods ended March 31, 2010 and March 31, 2009          6

          Notes to the Condensed Consolidated Financial Statements            7

Item 2.   Management's Discussion and Analysis or Plan of Operations          23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          NA

Item 4.   Controls and Procedures                                             31

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   32

Item 1A.  Risk Factors                                                        NA

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         32

Item 3.   Defaults Upon Senior Securities                                     NA

Item 4.   Submission of Matters to a Vote of Security Holders                 NA

Item 5.   Other Information                                                   NA

Item 6.   Exhibits                                                            33

SIGNATURES                                                                    34

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2010 AND 2009
                  (UNAUDITED - EXPRESSED IN US DOLLARS)

-----------------------------------------------------------------------------------------------------------------
                                                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                       (EXPRESSED IN US DOLLARS)
                                                                                    MARCH 31         DECEMBER 31
                                                                                        2010                2009
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                           (UNAUDITED)
CURRENT
   Cash                                                                  $            27,042  $            3,037
                                                                       ------------------------------------------

        TOTAL CURRENT ASSETS                                                          27,042               3,037
PROPERTY AND EQUIPMENT, net                                                           12,303              13,408
                                                                       ------------------------------------------

TOTAL ASSETS                                                             $            39,345  $           16,445
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                      $         2,056,580  $        2,002,746
   Accrued liabilities                                                               321,000             300,000
   Accrued liability - lawsuit settlements (Note 5)                                5,837,304           5,731,145
   Loans payable (Note 3)                                                            561,414             550,777
                                                                       ------------------------------------------

        TOTAL CURRENT LIABILITIES                                                  8,776,298           8,584,668

LONG-TERM

   Convertible loans payable and interest net of discount (Note 4)                   212,371             184,237

   Deferred licensing fee                                                            247,050             252,606
                                                                       ------------------------------------------

                                                                                     459,421             436,843
                                                                       ------------------------------------------

        TOTAL LIABILITIES                                                          9,235,719           9,021,511
                                                                       ------------------------------------------

STOCKHOLDERS' DEFICIT
   Share Capital (Note 2)
       Authorized
          1,000,000 Series X preferred shares, par value $0.001
          1,000,000,000 common shares, par value $0.001
       Issued
          12,675 Series X preferred shares in 2010 and 2009                               12                  12
          583,580,158 and  577,580,158  common shares in 2010 and 2009,              583,581             577,581
          respectively
   Treasury stock, at cost (5,278,580 shares)                                    (1,963,612)         (1,963,612)
   Additional paid-in capital                                                    128,094,735         128,029,567
   Other comprehensive income -
       Foreign exchange translation gain                                              35,119              35,119
   Accumulated deficit                                                         (135,946,209)       (135,683,733)
                                                                       ------------------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                              (9,196,374)         (9,005,066)
                                                                       ------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $            39,345  $           16,445
=================================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

------------------------------------------------------------------------------------------------------------------
                                                                    TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31                                              2010                 2009
------------------------------------------------------------------------------------------------------------------
REVENUE
                                                                          ----------------------------------------

   Amortization of licensing fees                                           $          5,556    $           5,556
                                                                          ----------------------------------------

EXPENSES
    Selling, general and administrative                                              137,797               98,098
    Research and development                                                               -               25,808
    Litigation                                                                       106,159               96,508
    Depreciation and amortization                                                      1,105                1,502
                                                                          ----------------------------------------

       TOTAL EXPENSES                                                                245,061              221,916
                                                                          ----------------------------------------

LOSS FROM OPERATIONS                                                               (239,505)            (216,360)

OTHER INCOME (EXPENSE)
   Interest expense                                                                 (16,637)              (9,300)
   Amortization of discount on convertible notes (Note 4)                            (4,734)                    -
                                                                          ----------------------------------------

NET LOSS BEFORE TAXES                                                              (260,876)            (225,660)

Income tax expense                                                                   (1,600)              (1,600)
                                                                          ----------------------------------------

NET LOSS FOR THE PERIOD                                                     $      (262,476)    $       (227,260)
==================================================================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                               $         (0.00)    $          (0.00)
==================================================================================================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                      579,646,825          549,513,491
==================================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------
                                                                     TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31                                               2010                 2009
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss for the period                                                 $        (262,476)  $         (227,260)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                                         (5,556)              (5,556)
      Depreciation and amortization                                                     1,105                1,502
      Amortization of discount on convertible debt (Note 4)                             4,734                    -
      Stock for services                                                               57,778                2,000
      Warrant compensation  (Note 2)                                                    5,790                7,688
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                                            -                    -
   Increase (decrease) in operating liabilities
       Accounts payable                                                                53,834               94,771
       Accrued liabilities and accrued liability  for lawsuit settlements             143,796              126,807
                                                                        -------------------------------------------
          Net cash used in operating activities                                         (995)                 (48)
                                                                        -------------------------------------------

FINANCING ACTIVITIES
   Notes payable                                                                       25,000                    -
                                                                        -------------------------------------------
          Net cash provided by financing activities                                    25,000                    -
                                                                        -------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                        24,005                 (48)

CASH, beginning of  period                                                              3,037                   68
                                                                        -------------------------------------------
CASH, end of period                                                        $           27,042  $                20
===================================================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                          $            3,800  $                 -
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                                          3,800                    -
===================================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Expressed in US Dollars)

MARCH 31, 2010 AND 2009

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (the "Company") engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $135,946,209 at March 31, 2010 and a total capital deficit of $9,196,374 at March 31, 2010. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's operations have been financed principally through a combination of private and public sales of equity and debt securities. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief under appropriate statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.

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

      These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2009 and 2008 included in the Company's 10-K Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

      Results of operations for the interim periods are not indicative of annual results.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

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

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

              Computers and measurement equipment             - 3 years
              Machinery and equipment                         - 7 to 15 years
              Furniture and fixtures                          - 5 to 10 years

      VALUATION OF LONG-LIVED ASSETS

      The Company periodically reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2010 and 2009.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

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

      All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company believes that the carrying value of its cash, accounts payable and accrued liabilities as of March 31, 2010 and December 31, 2009 approximate their fair values because of the short-term nature of those instruments.

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the quarter ended March 31, 2010 $5,556 ($5,556 in 2009) of licensing fees was recognized as income.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

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

      For the quarter ended March 31, 2010, 12,675 preferred shares convertible into 1,267,500 shares of common stock and convertible notes to purchase 51,236,669 shares of common stock were outstanding during the three months. The weighted average cumulative equivalent shares of 579,646,825 were included in the denominator for 2010 computation of diluted earnings
      (loss) per share. At March 31, 2010 there were 9,674,000 options and 53,753,320 warrants to purchase shares of common stock outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. No other adjustments were made for purposes of per share calculations.

      For the quarter ended March 31, 2009, 12,675 preferred shares convertible into 1,267,500 shares of common stock and convertible notes to purchase 28,155,158 shares of common stock were outstanding during the three months. The weighted average cumulative equivalent shares of 549,513,491 were included in the denominator for 2009 computation of diluted earnings
      (loss) per share. At March 31, 2009 there were 17,799,000 options and 45,294,988 warrants to purchase shares of common stock outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. No other adjustments were made for purposes of per share calculations.

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

MARCH 31, 2010 AND 2009

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

      INCOME TAXES

      The Company accounts for income taxes under the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There are no deferred tax benefits recorded. The $1,600 expense is the $800 State of California minimum tax for two companies.

      LEGAL FEES

      The Company expenses legal fees in connection with litigation as incurred.

      COMPREHENSIVE INCOME

      ASC Topic 323, INVESTMENTS - EQUITY METHOD AND JOINT VENTURES, establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the quarter ended March 31, 2010 and 2009.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
      CONTINUED

      NEW ACCOUNTING PRONOUNCEMENTS

      In April 2010, the FASB issued Accounting Standards Update 2010-13, COMPENSATION--STOCK COMPENSATION (TOPIC 718): EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 is not expected to have an impact on the Company's financial statements.

      In March 2010, the FASB issued Accounting Standards Update 2010-11, DERIVATIVES AND HEDGING (TOPIC 815): SCOPE EXCEPTION RELATED TO EMBEDDED CREDIT DERIVATIVES. ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives. The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The new guidance is effective at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets. The Company is determining the impact that ASU 2010-11 may have on its financial statements.

      In February 2010, the FASB issued Accounting Standards Update 2010-09, SUBSEQUENT EVENTS (TOPIC 855): AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 is not expected to have a material impact on the Company's financial statements.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

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

            In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of March 31, 2010, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

            In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

      b) During the three months ended March 31, 2010 the Company issued 6,000,000 shares of common stock for payment of services.

            During the three months ended March 31, 2009 the Company did not issue any shares.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

2.    SHARE CAPITAL - CONTINUED

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

            Grant of Stock Options to Non-employees for Services

            During 2009 we granted warrants to purchase 41,600,000 shares of our common stock to various consultants that we deemed essential to our operations.

                 Total consultant warrants granted        41,600,000
                 Vested January through December 2009     (3,466,664)
                 Vested January through March 2010        (1,155,555)
                                                          ----------
                 Warrants not vested                      36,977,781
                                                          ==========

            During the three months ended March 31, 2010 the Company using the Black-Scholes model recorded $5,790 ($7,688 in 2009) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $5,790 ($5,880 in 2009) to general and administrative expenses and $-0- ($1,808 in 2009) to research and development.

            The estimated fair value of warrants issued to non-employees during the three months ended March 31, 2010 ranged from $0.0029 to $0.0065. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 101.92% and 142.90%; risk-free interest rate of 3.05%, 3.08% and 3.28% and an expected life of 7 years.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

2.    SHARE CAPITAL - CONTINUED

      d)    Stock Purchase Warrants

            At March 31, 2010 the Company had 54,253,320 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.0117 to $0.04 per share with a weighted average exercise price of $0.015 per share and expiration dates between 2011 and 2016. Details of share purchase warrants for the quarter ended March 31, 2010 are as follows:

                                    INVESTORS          EMPLOYEES & CONSULTANTS             TOTAL
                             -----------------------------------------------------------------------------
                                           WEIGHTED                   WEIGHTED                    WEIGHTED
                                            AVERAGE                    AVERAGE                     AVERAGE
                                           EXERCISE                   EXERCISE                    EXERCISE
                               WARRANTS       PRICE      WARRANTS        PRICE     WARRANTS          PRICE
                             -----------------------------------------------------------------------------
Outstanding at beginning
of period                    24,120,000       $0.02    28,477,765        $0.01   52,597,765          $0.02
Vested                          500,000       $0.02     1,155,555        $0.01    1,655,555          $0.01
                             ----------                ----------                ----------
Warrants outstanding and
exercisable at end of
period                       24,620,000       $0.02    29,633,320        $0.01   54,253,320          $0.02
                             ==========                ==========                ==========
Weighted average fair
value of warrants
granted during the period            --          --                      $0.01                       $0.01
                             =============================================================================

At March 31, 2010, the following is a summary of share purchase warrants outstanding and exercisable:

                                                    Weighted-
                                                      Average          Weighted
                                                    Remaining           Average
                                                  Contractual          Exercise
Exercise Price                  Number           Life (Years)             Price
--------------------------------------------------------------------------------
    $0.01                   32,299,992                   4.94             $0.01

 $0.025 - 0.04              21,953,328                   2.70              0.02
                            ----------

                            54,253,320                   4.03             $0.01
                            ==========

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

3.    SHORT-TERM LOANS PAYABLE

                                                                     March 31,    December 31,
                                                                          2010            2009
                                                                  -----------------------------
Unsecured, non-interest bearing loan payable, due on
demand from stockholders and other parties                        $    138,600   $     138,600

Note payable, 5% per annum - related party (note 3 and 6)               53,779          53,204

Convertible notes payable - related party (note 3 and 6)                42,293          41,856

Convertible notes payable (note 3)                                     326,742         317,117
                                                                  -----------------------------

Total Loans Payable                                               $    561,414   $     550,777
                                                                  =============================




                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

3.    SHORT-TERM LOANS PAYABLE -  CONTINUED
      As of March 31, 2010, convertible notes consist of:

                         Issued         Issued         Issued         Issued         Issued        Issued
                        through          from           from           from           From           From
                          Sept        Nov 06 to      Mar 07 to      Sep 07 to      Jan 08 to      Apr 08 to
                          2006          Feb 07         Aug 07         Dec 07         Mar 08         Jun 08         Total
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
Proceeds from
issuances of
convertible debt      $    615,000   $     95,000   $    441,000   $    200,000   $    100,000   $    200,000   $  1,651,000
Less: Debt
conversions               (530,000)       (95,000)      (441,000)      (200,000)      (100,000)            --     (1,366,000)
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
                            85,000             --             --             --             --        200,000        285,000
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
Discount on
convertible debt
  Value allocated
  to warrants               88,144          8,041        118,485         51,035         24,198         48,052        337,955
  Beneficial
  conversion
  feature                  521,756         86,959        322,515        148,965         54,198         68,052      1,202,445
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
                           609,900         95,000        441,000        200,000         78,396        116,104      1,540,400
  Accumulated
  amortization of
  value allocated
  to warrants              (88,144)        (8,041)      (118,485)       (51,035)       (24,198)       (48,052)      (337,955)
  Accumulated
  amortization
  of beneficial
  conversion feature      (521,756)       (86,959)      (322,515)      (148,965)       (54,198)       (68,052)    (1,202,445)
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                --             --             --             --             --             --             --
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
  Accrued Interest          17,135             --             --             --             --         66,900         84,035
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net Convertible Debt  $    102,135   $         --   $         --   $         --   $         --   $    266,900   $    369,035
                      ============   ============   ============   ============   ============   ============   ============
Original              Lower of 70%
conversion            of market or
price                 $      0.025   $      0.005   $      0.020   $      0.020   $      0.020   $      0.020             --
Modified
conversion
price                 $      0.005            N/A            N/A            N/A            N/A            N/A             --
Interest rate                    5%             5%             5%            18%            18%            18%            --
Maturity from
date of issuance            1 year         1 year         1 year       6 months       6 months       6 months             --

Warrants issued         12,300,000      1,900,000      8,820,000      4,000,000      2,000,000      4,000,000     33,020,000

Warrants exercised     (11,900,000)            --             --             --             --             --    (11,900,000)
                       -----------    -----------   ------------   ------------   ------------   ------------   ------------
Warrants remaining         400,000      1,900,000      8,820,000      4,000,000      2,000,000      4,000,000     21,120,000
                       -----------    -----------   ------------   ------------   ------------   ------------   ------------
Market value
of warrants
at date of
issuance              $    150,884   $     48,863   $    398,872   $    140,612   $     41,498    $    69,572

Assumptions
for Black-Scholes
valuation of
warrants
  Original exercise
  price               $      0.025   $      0.020   $      0.020   $      0.025   $      0.020    $     0.020
                                                    $
  Modified exercise
  price                      0.010            N/A            N/A            N/A            N/A            N/A
  Term                     5 years        5 years        5 years        5 years        5 years        5 years
  Volatility rate         146%-151%      153%-155%      112%-155%      112%-155%           109%           107%
  Risk free
  interest rate         4.61%-5.02%    4.45%-4.69%    4.46%-5.01%    2.93%-5.01%          2.93%          1.90%

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

3.    SHORT-TERM LOANS PAYABLE - CONTINUED

      For the quarter ended March 31, 2010 the Company did not issue any short-term convertible notes.

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

      The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized. Of the notes issued from 2006 through 2008, $285,000 remain outstanding and had accrued interest of $73,972 as of December 31, 2009 and $84,035 as of March 31, 2010.

      The notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance. The notes, issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years.

4.    LONG-TERM CONVERTIBLE LOANS PAYABLE

                                            March 31, 2010    December 31, 2009

      Long-term convertible loans payable         $225,000             $200,000

      Accrued Interest                              18,797               12,798

      Less Debt discount from beneficial
      conversion feature and warrants              (31,426)             (28,561)
                                                   -------             --------

      Total Long-term Convertible
      Loans Payable                                $212,371            $184,237
                                                   ========            ========

      For the three months ended March 31, 2010, the Company issued $25,000 of convertible notes. For the year ended December 31, 2009, the Company issued $200,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase shares of the Company's common stock. The warrant issued were 500,000 in 2010 and 4,000,000 in 2009. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

4.    LONG-TERM CONVERTIBLE LOANS PAYABLE - CONTINUED

      The Convertible Notes have a two year maturity with 12% annual interest rate payable at maturity or at the time of conversion. The Note may be converted, at the option of the note-holder, at any time after issuance until the note is paid in full. The conversion price is at a price equal to $.01; provided that Conversion shall be subject to a minimum conversion amount of $10,000, or if less, the remaining Outstanding Obligation. The warrants have an exercise price of $.01 and a 5-year expiration date.

      The value of the warrants has been recorded as a discount to the convertible notes and is being amortized over the term of the notes using the straight-line method. For the three months ended March 31, 2010 the amortization of the discount was $3,687. As of March 31, 2010, the remaining balance of the detachable warrants was $21,457. As of December 31, 2009, the remaining balance of the detachable warrants was $21,345.

      The value of the beneficial conversion feature has been recorded as a discount to convertible notes and is being amortized over the term of the notes using the straight-line method. For the three months ended March 31, 2010, the amortization of the discount was $1,047. As of March 31, 2010, the remaining balance of the beneficial conversion feature is $9,969. As of December 31, 2009, the remaining balance of the beneficial conversion feature was $7,216.

5.    COMMITMENTS AND CONTINGENCIES

      The Company is party to various legal claims and lawsuits that have arisen in the normal course of business. There have been no material changes in the status of these matters since the issuance of the most recent audited annual financial statements.

      LITIGATION

      a)    TST, Inc.

            In March 2000, TST, Inc. ("TST"), a vendor to a subsidiary of Pacific Baja (Note 5(b)) filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as a guarantor.

            On May 1, 2002 the Company and TST agreed to the immediate entry of judgment against the Company in the amount of $2,068,078 plus interest from May 1, 2002 at the rate of 10% per annum. The amount of this judgment would immediately increase by any amount that TST is compelled by judgment or court order or settlement to return as a preferential transfer in connection with the bankruptcy proceedings of Pacific Baja; and

            TST cannot obtain a writ for execution on its judgment until Turbodyne either: (a) files a voluntary bankruptcy case; (b) is the subject of an involuntary case; or (c) effects an assignment for the benefit of creditors.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

5.    COMMITMENTS AND CONTINGENCIES - LITIGATION CONTINUED

      a)    TST, Inc. - Continued

            Any proceeds received by TST or its president from the sale of the issued shares will be automatically applied as a credit against the amount of the judgment against the Company in favor of TST. Prior to March 31, 2004, 147,000 of the Company's common shares issued in connection with the TST settlement had been sold which have reduced the lawsuit judgment by $23,345.

            At March 31, 2010, the Company has included $4,435,519 ($4,039,836 in 2009) in regard to this matter in accrued liability for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition for bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has also been included in the accrued liability for lawsuit settlements.

                                        ---------------------------------------
                                           March 31, 2010     December 31, 2009
                                        ---------------------------------------
Settlement amount                              $2,068,079            $2,068,079

Interest                                        2,307,785            $2,201,626

Preference payment                                $83,000               $83,000

Proceeds of stock sale                           ($23,345)             ($23,345)
                                        ---------------------------------------
Total                                          $4,435,519            $4,329,360
-------------------------------------------------------------------------------

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

            In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against the Company in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja.

            The Company vigorously contested the Complaint until April 22, 2005 when the Company entered into a stipulation for entry of judgment and assignment in the Pacific Baja bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination. Additionally the Company assigned to the bankruptcy Trust the rights to $9,500,000 of claims under any applicable directors and officers liability insurance policies. The bankruptcy Trust also agreed to a covenant not to obtain a writ of execution against the Company regardless of the outcome of the insurance claims.

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

MARCH 31, 2010 AND 2009

5.    COMMITMENTS AND CONTINGENCIES - CONTINUED

      c)    Former Director

            A former director of Turbodyne, Erwin Kramer (the "Plaintiff"), represented by his attorney Claus Schmidt, a former attorney of Turbodyne at the time of the alleged claim, filed a legal action in Germany against Turbodyne, our non-operating subsidiary Turbodyne Europe GmbH ("Turbodyne GmbH"), and ex-employees of Turbodyne GmbH, Peter Kitzinski and Marcus Kumbrick (collectively the "Defendants"), with the Regional Frankfurt court (the "German Court") in September, 2004. The Plaintiff claims damages of Euro 245,620 which is approximately $331,100 plus 5% interest per annum against the Defendants in respect of actions taken by the Defendants while employed by Turbodyne GmbH.

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts indicated that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend the case and seek its dismissal. At March 31, 2010, the Company has included $405,785 in regard to this matter in the accrued liability for lawsuit settlements.

      d)    Crescent Fund, LLC

            A former consultant brought an action against the Company in the Supreme Court of the State of New York for the County of New York for an action entitled CRESCENT FUND, LLC v TURBODYNE TECHNOLOGIES, INC. The action sought $300,000 damages based upon claims for alleged breaches of contract and covenants of good faith and fair dealing allegedly arising because the Company failed to give plaintiff a legal opinion to sell the 5,000,000 shares of the Company's common stock received for services. The Company in the action sought the return of such shares and damages based upon plaintiff's breach of contract and fraud based upon the failure to perform any of the duties and obligations required of it under the aforesaid contract which was fraudulently induced. The Company does not anticipate any liability and therefore did not include an amount in the accrued liability for lawsuit settlements. The action has been settled pursuant to which the plaintiff retained a majority of the shares and released the Company from all other liability.

      e)    Other

            The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

                  TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - EXPRESSED IN US DOLLARS)

MARCH 31, 2010 AND 2009

6.    RELATED PARTY TRANSACTIONS

      Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have loaned an aggregate of $ 46,000 to the Company plus related interest expense of $7,779 for 2010 and $7,204 for 2009. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of March 31, 2010 and December 31, 2009 the Company also owes Aspatuck Holdings Ltd consulting fees of $442,227 and $417,227, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $30,000 of consulting compensation in the general and administrative expense for the quarters ended March 31, 2010 and 2009. The Company also included $4,454 and $4,523 of non cash warrant expense for the quarter ended March 31, 2010 and 2009 respectively.

      John Adams, Co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of March 31, 2010 and December 31, 2009, with total outstanding balance including accrued interest of $42,293 and $41,856, respectively, which includes accrued interest of $7,293 and $6,856, respectively. The Company recorded $3,778 and $2,000 general and administrative expense for the stock compensation to be issued to John Adams for the quarter ended March 31, 2010 and 2009, respectively.

      As of March 31, 2010 and December 31, 2009 the Company owes Debi Kokinos, CFO consulting fees of $108,500 and $92,350, respectively. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $19,380 of consulting compensation in the general and administrative expense for the quarters ended March 31, 2010 and 2009. The Company also included $1,336 and $1,357 of non cash warrant expense for the quarter ended March 31, 2010 and 2009 respectively.

6.    SUBSEQUENT EVENTS

      Subsequent to March 31, 2010 note holders converted $320,000 into 76,352,328 shares of the Company's common stock. The Company agreed to decrease the conversion price of $300,000 of these notes to $0.005 due to the current stock value. An inducement to convert expense of $400,000 will be recorded for the decrease in conversion price.

      The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

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

RESULTS OF OPERATIONS

                              --------------------------------------------------
                                          First Quarter Ended March 31
                              --------------------------------------------------
                                                                     Percentage
                                  2010                2009            Increase
                                                                      (Decrease)
                              --------------------------------------------------
Total Revenue                    $5,556              $5,556             Nil
Operating Expenses             ($245,061)          ($221,916)           10%
Net Loss from Operations       ($239,505)          ($216,360)           11%
Other expense and income tax    ($22,971)           ($10,900)          111%
                              ==================================================
Net Loss                       ($262,476)          ($227,260)           15%
                              ==================================================

NET REVENUE
                              --------------------------------------------------
                                          First Quarter Ended March 31
                              --------------------------------------------------
                                                                     Percentage
                                  2010                2009            Increase
                              --------------------------------------------------
License Fee                      $5,556              $5,556             Nil
                              ==================================================

We had no revenue in 2010 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the quarters ended March 31, 2010 and 2009, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements.

COST OF SALES

We had no sales in 2010 and 2009; therefore we did not have any costs of sales during any portion of these years

OPERATING EXPENSES

Despite a lack of funds we had an increase in our operations in the first quarter of 2010 of approximately 11% compared to 2009. The increase resulted entirely from accruals of stock compensation. The primary components of our operating expenses are outlined in the table below:

                                              First Quarter Ended March 31
                                       -----------------------------------------
                                                                      Percentage
                                         2010           2009            Increase
                                                                      (Decrease)

General and Administrative Expenses    $137,797        $98,098           40%
Research and Development Expenses        $-0-          $25,808         (100%)
Litigation Expenses                    $106,159        $96,508           10%

GENERAL AND ADMINISTRATIVE EXPENSES

The increase in general and administrative costs resulted from an increase in non cash warrant and stock compensation expense amount of $5,790 and $57,778 ($5,880 and $2,000 in 2009) respectively. (Financial Statement Note 2)

RESEARCH AND DEVELOPMENT

During the quarter ended March 31, 2010 our research and development activities are associated with the development of our TurboPac through the efforts of D. Brown Traktoren GmbH. Even though there is an absence of research and development costs there is current work being done on the TurboPac under an existing contract with D. Brown Traktoren GmbH for the services of Augustin Thalhofer. Our research and development costs related to present and future products are charged to operations in the period incurred.

LITIGATION EXPENSE

The litigation expense is the accrued interest relating to the TST, Inc. settlement as discussed in Financial Statement Note 5.

COMPENSATION EXPENSE

Grant of Stock Options to Non-employees for Services

During 2009, we granted warrants to purchase 41,600,000 shares of our common stock to various consultants that we deemed essential to our operations. Details of the consultant warrants for the three months ended March 31, 2010 are as follows:

           Total consultant warrants granted                     41,600,000
           Vested January to December 2009                       (3,466,664)
           Vested January through March 31, 2010                 (1,155,555)
                                                                -----------
           Warrants not vested                                   36,977,781
                                                                ===========

During the three months ended March 31, 2010 the Company using the Black-Scholes model recorded $5,790 ($7,688 in 2009) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $5,790 ($5,880 in 2009) to general and administrative expenses and $-0- ($1,808 in 2009) to research and development.

OTHER INCOME (EXPENSE) AND INCOME TAX
                                    ---------------------------------------
                                                Quarter Ending March 31
                                    ---------------------------------------
                                                                 Percentage
                                        2010          2009        Increase
                                                                 (Decrease)
                                    ---------------------------------------
Other Expenses
Interest Expense                     ($16,637)      ($9,300)       79%
Amortization of Discount on
Convertible Notes                     ($4,734)        $-0-         100%
Income Tax                            ($1,600)      ($1,600)       Nil
                                    --------------------------
Total Other Expenses                 ($22,971)     ($10,900)       111%
                                    ==========================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable.

The Company had other expenses for the quarter ended March 31, 2010 of $21,371 compared to $9,300 in 2009. As indicated above, the increase resulted from an increase in the interest on convertible notes and an increase in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses (Financial Statement Note 4).

NET INCOME / LOSS

Our net loss for the Quarter Ending Ended March 31 2010 increased to $262,476 from net loss of $227,260) for the Quarter Ended March 31, 2009, representing an increase of 15%. The increase is directly related to common stock compensation, an increase in convertible note interest and an increase in expenses from the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                          ------------------------------------------------------
                          March 31, 2010  December 31, 2009      Percentage
                                                             Increase/(Decrease)
                          ------------------------------------------------------
Current Assets                   $27,042            $3, 037         790%
Current Liabilities         ($8,776,298)       ($8,584,668)           2%
                          ---------------------------------
Working Capital Deficit     ($8,749,256)       ($8,581,631)           2%
                          =================================

The increase to our working capital deficit was primarily attributable to an increase in accounts payable and an increase in accrued liability for lawsuit settlements as discussed below.

LIABILITIES

                      -------------------------------------------------------
                      March 31, 2010   December 31, 2009      Percentage
                                                         Increase/ (Decrease)
                      -------------------------------------------------------
Accrued liability for
Lawsuit Settlements      $5,837,304        $5,731,145             2%
Accounts Payable         $2,056,580        $2,002,746             3%
Accrued Liabilities        $321,000          $300,000             7%
Short-Term Loans           $561,414          $550,777             2%

The increase in accrued liability for lawsuits is due to accrued interest on outstanding judgments. Accounts payable increased due to a lack of funds to pay creditors. Short-term loans increased due to interest expense.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations may also be conditional upon the forbearance of our creditors.

Included in short-term loans at March 31, 2010 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS

                                                       --------------------
                                                           At March 31,
                                                       --------------------
                                                           2010       2009
                                                           ----       ----
Net Cash provided by (used in) Operating Activities       ($995)      ($48)
Net Cash provided by (used in) Financing Activities     $25,000         --
                                                       --------------------
Net Increase (Decrease) in Cash During Period           $24,005       ($48)
                                                       ====================

CASH USED IN OPERATING ACTIVITIES

The increase in cash used in operating activities in 2010 compared to 2009 was due to funding from a convertible loan.

FINANCING REQUIREMENTS

We will require additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2010 we need substantially more capital to complete development and continue our business. There is no assurance that we will be able to raise the required additional capital. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update 2010-13, COMPENSATION--STOCK COMPENSATION (TOPIC 718): EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 is not expected to have an impact on the Company's financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11, DERIVATIVES AND HEDGING (TOPIC 815): SCOPE EXCEPTION RELATED TO EMBEDDED CREDIT DERIVATIVES. ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives. The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The new guidance is effective at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets. The Company is determining the impact that ASU 2010-11 may have on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, SUBSEQUENT EVENTS (TOPIC 855): AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 is not expected to have a material impact on the Company's financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010 we sold one-fourth unit of our securities in a private placement. The one-fourth unit consisted of a $25,000, 12% convertible note and warrants to purchase 500,000 of our shares at $0.01. The two year note is convertible at any time prior to payment. The conversion price was ($.01). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

On February 8, 2010 we issued 6,000,000 restricted shares of our common stock to Sven Liebetanz for compensation according to the Consulting Agreement effective January 1, 2010. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

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

                          TURBODYNE TECHNOLOGIES, INC.

Signature                     Title                               Date
                              -----                               ----

/s/ Jason Meyers              Co-Chief Executive Officer,         May 17, 2010
---------------------         Director
Jason Meyers

/s/ Debi Kokinos              Chief Financial Officer             May 17, 2010
---------------------         and Chief Accounting Officer
Debi Kokinos