Form 10-Q
period 2010-06-30
TURBODYNE TECHNOLOGIES, INC
filed 2010-08-19
CIK 1022097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 2010

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period ______________ to ______________

Commission File Number 000-21391

                          TURBODYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                          95-4699061
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY                  10106
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:          (805) 512-9511

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 661,932,486 shares of common stock issued and outstanding as of AUGUST 17, 2010.

                          Turbodyne Technologies, Inc.
                               INDEX TO FORM 10-Q
                                  JUNE 30, 2010

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2010
               and December 31, 2009                                          4

          Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and
               June 30, 2009                                                  5

          Condensed Consolidated Statements of Cash Flows for the six
               month periods ended June 30, 2010 and June 30, 2009            6

          Notes to the Condensed Consolidated Financial Statements            7

Item 2.   Management's Discussion and Analysis or Plan of Operations         23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         NA

Item 4.   Controls and Procedures                                            30

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  32

Item 1A.  Risk Factors                                                       NA

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        32

Item 3.   Defaults Upon Senior Securities                                    NA

Item 4.   Submission of Matters to a Vote of Security Holders                NA

Item 5.   Other Information                                                  32

Item 6.   Exhibits                                                           33

SIGNATURES                                                                   34

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED
      JUNE 30, 2010 AND 2009
      (UNAUDITED - EXPRESSED IN US DOLLARS)

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (EXPRESSED IN US DOLLARS)

                                                                              JUNE 30      DECEMBER 31
                                                                                 2010             2009
------------------------------------------------------------------------------------------------------
ASSETS                                                                     (UNAUDITED)

CURRENT
   Cash                                                                 $          54    $       3,037
                                                                        ------------------------------

        TOTAL CURRENT ASSETS                                                       54            3,037

PROPERTY AND EQUIPMENT, net                                                    11,198           13,408
                                                                        ------------------------------
TOTAL ASSETS                                                            $      11,252    $      16,445
======================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT
   Accounts payable                                                     $   2,074,909    $   2,002,746
   Accrued liabilities                                                        202,000          300,000
   Provision for lawsuit settlements (Note 5)                               5,943,463        5,731,145
   Loans payable (Note 3)                                                     271,826          550,777
                                                                        ------------------------------
        TOTAL CURRENT LIABILITIES                                           8,492,198        8,584,668
                                                                        ------------------------------
LONG-TERM

   Loans payable (Note 4)                                                     115,648          184,237

   Deferred licensing fee                                                     241,494          252,606
                                                                        ------------------------------
        TOTAL LONG-TERM LIABILITIES                                           357,142          436,843
                                                                        ------------------------------
        TOTAL LIABILITIES                                                   8,849,340        9,021,511
                                                                        ------------------------------
STOCKHOLDERS' DEFICIT
   Share Capital (Note 2)
       Authorized
              1,000,000 preferred shares, par value $0.001
           1,000,000,000 common shares, par value $0.001
       Issued
            12,675 Series X preferred shares in 2010 and 2009                      12               12
          661,932,486 and 577,580,158 common shares in 2010 and 2009,         661,932          577,581
          respectively
   Treasury stock, at cost (5,278,580 shares)                              (1,963,612)      (1,963,612)
   Additional paid-in capital                                             128,456,693      128,029,567
   Other comprehensive income -
       Foreign exchange translation gain                                       35,119           35,119
   Accumulated deficit                                                   (136,028,232)    (135,683,733)
                                                                        ------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                        (8,838,088)      (9,005,065)
                                                                        ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $      11,252    $      16,445
======================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

                                                            THREE-MONTH                        SIX-MONTH
                                                           PERIODS ENDED                     PERIODS ENDED
                                                             JUNE 30                            JUNE 30
                                                       2010             2009             2010             2009
--------------------------------------------------------------------------------------------------------------
REVENUE
      Licensing fees
                                              $       5,556    $       5,556    $      11,112    $      11,112
                                              ----------------------------------------------------------------
              TOTAL REVENUE                           5,556            5,556           11,112           11,112
                                              ----------------------------------------------------------------
EXPENSES
     General and administrative                     (37,460)          94,003          100,337          192,132
     Research and development                            --           48,221               --           74,029
     Litigation expense                             106,159           96,508          212,318          193,016
     Depreciation and amortization                    1,105            1,502            2,210            3,004
                                              ----------------------------------------------------------------
                                                     69,804          240,234          314,865          462,181
                                              ----------------------------------------------------------------
LOSS FROM OPERATIONS                                (64,248)        (234,678)        (303,753)        (451,069)
OTHER INCOME (EXPENSES)
     Interest expense                                (6,488)         (13,761)         (23,125)         (23,060)
     Amortization of discount on
     convertible notes                              (11,287)          (2,884)         (16,021)          (2,884)
     Gain on extinguishment of debt                      --           70,510               --           70,510
                                              ----------------------------------------------------------------
LOSS BEFORE TAXES                                   (82,023)        (180,813)        (342,899)        (406,503)

INCOME TAX EXPENSE                                       --               --           (1,600)          (1,600)
                                              ----------------------------------------------------------------
NET LOSS FOR THE PERIOD                       $     (82,023)   $    (180,813)   $    (344,499)   $    (408,103)
                                              ================================================================
Loss per common share

BASIC AND DILUTED                             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
==============================================================================================================
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     642,502,777      550,513,491      611,248,436      550,513,491
==============================================================================================================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30                                 2010         2009
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss for the period                                         $(344,499)   $(408,103)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization of deferred licensing fees                        (11,112)     (11,112)
      Depreciation and amortization                                    2.210        3,004
      Amortization of discount on convertible debt (Note 3 & 4)       16,021        2,884
      Stock for services                                              60,222        3,444
      Warrant compensation (Note 2)                                   19,571       11,890
   (Increase) decrease in operating assets
       Prepaid expenses and other current assets                          --           --
   Increase (decrease) in operating liabilities
       Accounts payable                                               72,163       46,546
       Accrued liabilities and provision for lawsuit settlements     137,441      230,500
                                                                   ----------------------
          Net cash used in operating activities                      (47,983)    (120,947)
                                                                   ----------------------
FINANCING ACTIVITIES
   Proceeds from exercise of warrants                                 20,000
   Proceeds from issuance of convertible notes                        25,000      150,000
                                                                   ----------------------
          Net cash provided by financing activities                   45,000      150,000
                                                                   ----------------------
NET INCREASE (DECREASE) IN CASH                                       (2,983)      29,053

CASH, beginning of  period                                             3,037           68
                                                                   ----------------------
CASH, end of period                                                $      54    $  29,121
=========================================================================================
SUPPLEMENTARY DISCLOSURE OF NON-CASH INFORMATION
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT                  $    3800    $      --
VALUE OF WARRANTS ISSUED WITH CONVERTIBLE DEBT                          3800       34,257
CONVERSION OF INTEREST AND NOTES PAYABLE TO COMMON STOCK             404,086           --
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

JUNE 30, 2010 AND 2009

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

      GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, has an accumulated deficit of $136,028,232 at June 30, 2010 and a total capital deficit of $8,838,088 at June 30, 2010. It has used most of its available cash in its operating activities in recent years, has a significant working capital deficiency and is subject to lawsuits brought against it by other parties. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

      All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The Company believes that the carrying value of its cash, accounts payable and accrued liabilities as of June 30, 2010 and December 31, 2009 approximate their fair values because of the short-term nature of those instruments.

      RECOGNITION OF REVENUE

      License fee revenue is recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the six months ended June 30, 2010 $11,112 ($11,112 in 2009) of licensing fees was recognized as income.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

      For the six months ended June 30, 2010, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 9,674,000 and 53,408,875 shares of common stock, convertible notes to purchase 29,353,005 shares of common stock were outstanding during the period. The weighted average cumulative equivalent shares of 610,534,624 were included in the denominator for 2010 computation of basic earnings (loss) per share. No other adjustments were made for purposes of per share calculations. For the six months ended June 30, 2009, 12,675 preferred shares convertible into 1,267,500 shares of common stock and options and warrants to purchase 17,599,000 and 49,386,655 shares of common stock, convertible notes to purchase 28,785,515 shares of common stock were outstanding during the period. The weighted average cumulative equivalent shares of 550,513,491 were included in the denominator for 2010 computation of diluted earnings (loss) per share. No other adjustments were made for purposes of per share calculations.

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

      INCOME TAXES

      The Company accounts for income taxes under the asset and liability method of accounting for income taxes, which recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. There are no deferred tax benefits recorded. The $1,600 expense is the $800 State of California annual minimum tax for two companies and was charged to income in the first quarter of 2010.

      LEGAL FEES

      The Company expenses legal fees in connection with litigation as incurred.

      COMPREHENSIVE INCOME

      ASC Topic 323, INVESTMENTS - EQUITY METHOD AND JOINT VENTURES, establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings (loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings (loss) approximated comprehensive income for the three and six months ended June 30, 2010 and 2009.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

2.    SHARE CAPITAL

      Transactions not disclosed elsewhere in these consolidated interim financial statements are as follows:

      a)    Authorized Capital

            At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

            In 2003, 150,000 of the 1 million preferred shares were designated as Series X preferred shares. These shares have a par value of $0.001 per share with each share being convertible into 100 common shares at the discretion of the holder. As of June 30, 2010, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

            In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

      b) During the six months ended June 30, 2010 the Company issued 84,352,328 shares of common stock, 76,352,328 for conversion of notes and interest payable, 2,000,000 for exercise of warrants and 6,000,000 for payment of services. .

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

2.    SHARE CAPITAL - CONTINUED

      c)    Stock Options - Continued

            Grant of Stock Options to Non-employees for Services

            During 2009 we granted warrants to purchase 41,600,000 shares of our common stock to various consultants that we deemed essential to our operations.

                      Total consultant warrants granted          41,600,000
                      Vested prior to January 1, 2010            (3,466,664)
                      Vested January through June 30, 2010       (2,311,104)
                                                                -----------
                      Warrants not vested                        35,822,232
                                                                ===========

            During the six months ended June 30, 2010 the Company using the Black-Scholes model recorded $19,571 ($11,890 in 2009) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $19,571 ($10,082 in 2009) to general and administrative expenses and $-0- ($1,808 in 2009) to research and development.

            The estimated fair value of warrants issued to non-employees during the six months ended June 30, 2010 ranged from $0.0053 to $0.0121. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 130.65% and 129.52%; risk-free interest rate of 3.08%, 3.05%, 3.28%,3.12%, 2.75% and 2.42% and an expected life of 7 years.

      d)    Stock Purchase Warrants

            At June 30, 2010 the Company had 53,408,875 share purchase warrants outstanding and exercisable. These warrants were issued in connection with private placements, non-employee compensation and other means of financing. The holders of these warrants are entitled to receive one share of common stock of the Company for one warrant exercised. The warrants have exercise prices ranging from $0.01 to $0.04 per share with a weighted average exercise price of $0.0138 per share and expiration dates between 2011 and 2016. Details of share purchase warrants for the six months ended June 30, 2010 are as follows:

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

2.    SHARE CAPITAL - CONTINUED

                                                INVESTORS         EMPLOYEES & CONSULTANTS         TOTAL
                                         -----------------------------------------------------------------------
                                                       WEIGHTED                WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE                 AVERAGE
                                                       EXERCISE                EXERCISE                EXERCISE
                                            WARRANTS      PRICE     WARRANTS      PRICE     WARRANTS      PRICE
                                         -----------------------------------------------------------------------
Outstanding at beginning of period        24,120,000   $   0.02   28,477,765   $   0.01   52,597,765   $   0.02
Vested                                       500,000   $   0.01    2,311,110   $   0.01    2,811,110   $   0.01
Exercised                                 (2,000,000)  $  0.005            -   $     --   (2,000,000)  $  0.005
                                         -----------              ----------              ----------
Warrants outstanding and
exercisable at end of  period             22,620,000   $   0.02   30,788,875   $   0.01   53,408,875   $   0.02
                                         ===========              ==========              ==========
Weighted average fair value of
warrants granted during the period                --         --                $   0.01                $   0.01
                                         ======================================================================

      At June 30, 2010, the following is a summary of share purchase warrants outstanding and exercisable:

                                                      Weighted-
                                                        Average       Weighted
                                                      Remaining        Average
                                                    Contractual       Exercise
Exercise Price                    Number           Life (Years)          Price
-------------------------------------------------------------------------------

    $0.01                     31,455,547                   4.59          $0.01
 $0.025 - 0.04                21,953,328                   2.21           0.02
                         ---------------
                              53,408,875                   4.32          $0.02
                         ===============

3.    CURRENT LOANS PAYABLE

                                                                       June 30,    December 31,
                                                                          2010            2009
                                                                      ------------------------
Unsecured, non-interest bearing loan payable, due on
demand to stockholders and other parties                              $138,600        $138,600

Note payable, 5% per annum , due in 2007 and 2008 - related party       54,354          53,204
(see note 3 and 6)

Convertible notes payable, 5% per annum, due in 2006 and 2007 -         42,730          41,856
related party (note 3 and 6)

Convertible notes payable 5% per annum, due May 26, 2007                36,142         317,117
                                                                      ------------------------
Total Current Loans Payable                                           $271,826        $550,777
                                                                      ------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

3.    CURRENT LOANS PAYABLE - CONTINUED

                                       Issued        Issued       Issued        Issued        Issued       Issued
                                       through        from         from          from          From         From
                                        Sept        Nov 06 to    Mar07 to      Sep 07 to    Jan 08 to     Apr 08 to
                                        2006         Feb 07       Aug 07        Dec 07        Mar 08        Jun 08        Total
                                     ---------------------------------------------------------------------------------------------
Proceeds from issuances of
convertible debt                     $  615,000    $   95,000    $ 441,000    $  200,000    $  100,000    $ 200,000    $ 1,651,000

Less: Debt conversions                 (550,000)      (95,000)    (441,000)     (200,000)     (100,000)     200,000)    (1,586,000)
                                     ---------------------------------------------------------------------------------------------
                                         65,000            --           --            --            --           --         65,000
                                     ---------------------------------------------------------------------------------------------
Discount on convertible debt

  Value allocated to warrants            88,144         8,041      118,485        51,035        24,198       48,052        337,955

  Beneficial conversion feature         521,756        86,959      322,515       148,965        54,198       68,052      1,202,445
                                     ---------------------------------------------------------------------------------------------
                                        609,900        95,000      441,000       200,000        78,396      116,104      1,540,400
  Accumulated amortization of
  value allocated to warrants           (88,144)       (8,041)    (118,485)      (51,035)      (24,198)     (48,052)      (337,955)
  Accumulated amortization of
  beneficial conversion feature        (521,756)      (86,959)    (322,515)     (148,965)      (54,198)     (68,052)    (1,202,445)
                                     ---------------------------------------------------------------------------------------------
                                             --            --           --            --            --           --             --
                                     ---------------------------------------------------------------------------------------------
  Accrued Interest                       13,872            --           --            --            --           --         13,872
                                     ---------------------------------------------------------------------------------------------
Net Convertible Debt                 $   78,872    $       --         $ --         $  --         $  --        $  --    $    78,872
                                     =============================================================================================
                                       Lower of
                                         70% of
                                      market or
Original conversion price            $    0.025    $    0.005    $   0.020    $    0.020    $    0.020    $   0.020             --

Modified conversion price            $    0.005           N/A          N/A           N/A           N/A          N/A             --

Interest rate                                 5%            5%           5%           18%           18%          18%            --

Maturity from date of issuance           1 year        1 year       1 year      6 months      6 months     6 months             --

Warrants issued                      12,300,000     1,900,000    8,820,000     4,000,000     2,000,000    4,000,000     33,020,000

Warrants exercised                  (11,900,000)           --           --            --            --           --    (11,900,000)
                                     ---------------------------------------------------------------------------------------------
Warrants remaining                      400,000     1,900,000    8,820,000     6,000,000     2,000,000    4,000,000     21,120,000
                                     ---------------------------------------------------------------------------------------------
Market value of warrants at
date of issuance                     $  150,884    $   48,863    $ 398,872    $  140,612    $   41,498    $  69,572

Assumptions for Black-Scholes
valuation of warrants

  Original exercise price            $    0.025    $    0.025    $   0.020    $    0.020    $    0.020    $   0.020

  Modified exercise price            $    0.010           N/A          N/A           N/A           N/A          N/A
  Term                                  5 years       5 years      5 years       5 years       5 years      5 years
  Volatility rate                      146%-151%     153%-155%    112%-155%     112%-155%          109%         107%
  Risk free interest rate            4.61%-5.02%   4.45%-4.69%  4.46%-5.01%   2.93%-5.01%         2.93%        1.90%

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

3.    LOANS PAYABLE - CONTINUED

      For the six months ended June 30, 2010 the Company did not issue any short-term convertible notes.

      For the years ended December 31, 2008, 2007 and 2006, the Company issued $300,000, $691,000 and $660,000, respectively, of convertible notes. All remaining notes are in default. All of the convertible notes were issued with detachable warrants to purchase 6,000,000, 13,820,000, and 13,200,000 shares of the Company's common stock, respectively. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

      The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized. For the three months ended June 30, 2010 $220,000 of convertible notes were converted into 54,000,000 shares of the Company's common stock. Of the notes issued from 2006 through 2008, $65,000 remain outstanding and had accrued interest of $73,972 as of December 31, 2009 and $13,872 as of June 30, 2010. The
      notes, issued prior to September 1, 2007, bear interest at 5% and mature within one year from date of issuance.

      The notes, issued after September 1, 2007, bear interest at 18% and mature within six months from date of issuance. The warrants are to purchase the Company's common stock at $0.025 per share expiring in five years.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

4.    LONG-TERM LOANS PAYABLE

                                                          June 30, December 31,
                                                             2010         2009
                                                        ----------------------
Long-term convertible loans payable                     $ 125,000    $ 200,000

Accrued Interest                                           10,787       12,798

Less Debt discount from beneficial conversion feature
and warrants                                              (20,139)     (28,561)
                                                        ----------------------
Total Long-term Convertible Loans Payable               $ 115,648    $ 184,237
                                                        ======================

       For the six months ended June 30, 2010, the Company issued $25,000 of convertible notes. For the year ended December 31, 2009, the Company issued $200,000 of convertible notes. All of the convertible notes were issued with detachable warrants to purchase shares of the Company's common stock. The warrants issued were 500,000 in 2010 and 4,000,000 in 2009. In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes.

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

       The value of the warrants has been recorded as a discount to the convertible notes and is being amortized over the term of the notes using the straight-line method. For the six months ended June 30, 2010 the amortization of the discount was $13,546. As of June 30, 2010, the remaining balance of the detachable warrants was $11,598. As of December 31, 2009, the remaining balance of the detachable warrants was $21,345.

       The value of the beneficial conversion feature has been recorded as a discount to convertible notes and is being amortized over the term of the notes using the straight-line method. For the six months ended June 30, 2010, the amortization of the discount was $2,474. As of June 30, 2010, the remaining balance of the beneficial conversion feature is $8,541. As of December 31, 2009, the remaining balance of the beneficial conversion feature was $7,216.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

      At June 30, 2010, the Company has included $4,456,678 ($4,039,836 in 2009)
      in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; $83,000 has also been included in the provision for lawsuit settlements.

                                                     June 30,   December 31,
                                                        2010           2009
                                                 --------------------------
Settlement amount                                $ 2,068,079    $ 2,068,079

Interest                                           2,413,944      2,201,626

Preference payment                                    83,000         83,000

Proceeds of stock sale                               (23,345)       (23,345)
                                                 --------------------------
Total                                            $ 4,541,678    $ 4,329,360
---------------------------------------------------------------------------

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

            The Plaintiff's attorney, Claus Schmidt, also filed similar suits on behalf of Frank Walter and Herbert Taeuber. The German courts are indicating that all three suits need to be filed in the United States not Germany. Presently the suits have not been filed in the United States. We vigorously dispute this claim and have retained German counsel to defend it and seek its dismissal. At June 30, 2010, the Company has included $405,785 in regard to this matter in the provision for lawsuit settlements.

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

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

                                   TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED - EXPRESSED IN US DOLLARS)

JUNE 30, 2010 AND 2009

6.    RELATED PARTY TRANSACTIONS

      Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $8,354 for 2010 and $7,204 for 2009. The advances are repayable on demand and bear interest at 5 % per annum. See Note 3 Loan Payable. As of June 30, 2010 and December 31, 2009 the Company also owes Aspatuck Holdings Ltd consulting fees of $472,227 and $417,227, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $30,000 of consulting compensation in the general and administrative expense for the quarters ended June 30, 2010 and 2009. The Company also included $15,055 and $7,755 of non cash warrant expense for the six months ended June 30, 2010 and 2009 respectively.

      The Company has agreed to pay Aspatuck Holdings, Ltd. $64,000 of the accounts payable owed as funds become available and then $10,000 per month until repaid. The accounts payable is for the services of the primary shareholder of Aspatuck, Jason Meyers.

      John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of June 30, 2010 and December 31, 2009, with total outstanding balance of $42,730 and $41,856, respectively, which includes accrued interest of $7,730 and $5,981, respectively. The Company recorded $6,222 and $3,444 general and administrative expense for the stock compensation to be issued to John Adams for the six months ended June 30, 2010 and 2009, respectively.

      As of June 30, 2010 and December 31, 2009 the Company owes Debi Kokinos, CFO consulting fees of $127,880 and $92,350, respectively. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $19,380 of consulting compensation in the general and administrative expense for the quarters ended June 30, 2010 and 2009. The company also included $4,516 and $1,357 of non cash warrant expense for the six months ended June 30, 2010 and 2009 respectively.

7.    SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

                       ----------------------------------------------  -------------------------------------------
                                 Three Months Ended June 30                         Six Months Ended June 30
                       ----------------------------------------------  -------------------------------------------
                                                          Percentage                                   Percentage
                             2010            2009          Increase         2010             2009        Increase
                                                          (Decrease)                                   (Decrease)
                       ----------------------------------------------  -------------------------------------------
Total Revenue               $5,556          $5,556          Nil            $11,112         $11,112        Nil

Operating Expenses        ($69,804)       ($240,234)       (71%)         ($314,865)       ($462,181)     (32%)
                       ---------------------------------               -------------------------------
Net Loss from
Operations                ($64,248)       ($234,678)       (73%)         ($303,753)       ($451,069)     (33%)
Other Income
(Expenses) and            ($17,775)         $53,865        (133%)         ($40,746)        $42,966      (195%)
Income taxes
                       =================================               ===============================

Net (Loss)                ($82,023)       ($180,813)        55%          ($344,499)       ($408,103)      16%
                       =================================               ===============================

NET REVENUE

                       ------------------------------------------------    -----------------------------------------------

                                 Three Months Ended June 30                           Six Months Ended June 30
                       ------------------------------------------------    -----------------------------------------------
                                                           Percentage                                         Percentage
                             2010            2009           Increase            2010             2009          Increase
                       ------------------------------------------------    -----------------------------------------------
License Fee                 $5,556          $5,556           Nil               $11,112         $11,112           Nil

We had no revenue in 2010 other than recognition of amortized license fees. During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the quarters ended June 30, 2010 and 2009, $5,556 of licensing fees was recognized as income. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from TurboPac(TM)/TurboFlow(TM) until we complete our production models and enter into commercial arrangements.

COST OF SALES

We had no sales in 2010 and 2009; therefore we did not have any costs of sales during any portion of these years.

OPERATING EXPENSES

Due to a lack of funds we reduced our operations in the first and second quarter of 2010 so that operating expenses decreased from the comparable period in 2009 by 43%. The primary components of our operating expenses are outlined in the table below:

                               -----------------------------------------    -------------------------------------------
                                      Three Months Ended June 30                     Six Months Ended June 30
                               -----------------------------------------    -------------------------------------------
                                                           Percentage                                      Percentage
                                                            Increase                                        Increase
                                    2010          2009     (Decrease)              2010           2009     (Decrease)
                               -----------------------------------------    -------------------------------------------
General and Administrative
Expenses
                                  ($37,460)      $94,003     (140%)              $100,337       $192,132     (48%)
Research and Development
Expenses                                --       $48,221     (100%)                    --        $74,029     (100%)

Litigation Expenses               $106,159       $96,508       10%               $212,318       $193,016     (10%)

GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended June 30, 2010 the general and administrative costs included management compensation and overhead and included non cash warrant and stock compensation expense amount of $19,571 and $6,222 ($10,082 and $3,444 in 2009) respectively. The decrease in general and administrative costs for the three and six months ended June 30, 2010 is due to a $140,000 write off of an accrued liability that is no longer applicable.

RESEARCH AND DEVELOPMENT

During the three and six months ended June 30, 2010 our research and development activities are associated with the development of our TurboPac through the efforts of D. Brown Traktoren GmbH. Even though there is an absence of research and development costs there is current work being done on the TurboPac under an existing contract with D. Brown Traktoren GmbH for the services of Augustin Thalhofer. Our research and development costs related to present and future products are charged to operations in the period incurred.

LITIGATION EXPENSE

The litigation expense is the accrued interest relating to the TST, Inc. settlement which is payable only upon bankruptcy of the Company.

COMPENSATION EXPENSE

Grant of Stock Options to Non-employees for Services

During 2009 we granted warrants to purchase 41,600,000 shares of our common stock to various consultants that we deemed essential to our operations.

    Total consultant warrants granted                           41,600,000
    Vested prior to January 1, 2010                             (3,466,664)
    Vested January through June 30, 2010                        (2,311,104)
                                                         -----------------
    Warrants not vested                                         35,822,232
                                                         =================

During the six months ended June 30, 2010 the Company using the Black-Scholes model recorded $19,571 ($11,890 in 2009) of compensation expense, relating to the vesting of stock warrants previously issued to non-employees for services. The non cash warrant expense is allocated with $19,571 ($10,082 in 2009) to general and administrative expenses and $-0- ($1,808 in 2009) to research and development.

The estimated fair value of warrants issued to non-employees during the six months ended June 30, 2010 ranged from $0.0053 to $0.0121. Assumptions used to value the warrants: expected dividend yield Nil%; expected volatility of 130.65% and 129.52%; risk-free interest rate of 3.08%, 3.05%, 3.28%, 3.12%, 2.75% and
2.42% and an expected life of 7 years.

OTHER INCOME (EXPENSE) AND INCOME TAX

                                   Three Months Ended June 30                     Six Months Ended June 30
                           -------------------------------------------  ----------------------------------------------
                                                           Percentage                                      Percentage
                                                            Increase                                        Increase
                                 2010           2009       (Decrease)           2010             2009      (Decrease)
                           -------------------------------------------  ----------------------------------------------
Gain on Extinguishment
of debt
                                     --        $70,510       100%                   --         $70,510        100%
                           -----------------------------                --------------------------------
OTHER EXPENSES

Interest Expense                ($6,488)      ($13,761)     (529%)            ($23,125)       ($23,060)      (0.28%)

Amortization of Discount
on Convertible Notes           ($11,287)       ($2,884)      291%             ($16,021)        ($2,884)        456%

Income Tax Expense                   --             --        --               ($1,600)        ($1,600)        Nil
                           -------------------------------------------------------------------------------------------

Total Other Expenses           ($17,775)      ($16,645)       7%              ($40,746)       ($27,544)        48%
                           -------------------------------------------------------------------------------------------

Other Income and Expenses      ($17,775)      ($53,865)     (67%)             ($40,746)         $42,966       (195%)
                           ===========================================================================================

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. When achieved, this is represented as a debt relief of accounts payable. For the quarter ended June 30, 2009, the Company recorded a gain of $70,510 related to debt relief.

The Company had other expenses for the three and six months ended June 30, 2010 of $17,775 and $40,746 compared to $16,645 and $27,544 respectively in 2009. As indicated above, the increase resulted from an increase in the amortization of discounts on convertible notes and value of detachable warrants and related debt conversion expenses.

NET LOSS

Our net loss for the quarter ended June 30, 2010 decreased to $82,023 from net loss of $180,813 for the quarter ended June 30, 2009, representing a decrease of 55%. The decrease is directly related to the $140,000 write off of an accrued liability that is no longer applicable. Without this write off the loss would have increased by 23 % due to non cash consultant warrant expense and the amortization of discounts on convertible notes and value of detachable warrants and for related debt conversion expenses.

FINANCIAL CONDITION

CASH AND WORKING CAPITAL

                         -------------------------------------------------------
                          June 30, 2010   December 31, 2009      Percentage
                                                             Increase/(Decrease)
                         -------------------------------------------------------
Current Assets                     $54            $3,037           (98%)
Current Liabilities        ($8,492,198)      ($8,584,668)           (1%)
                         -------------------------------------------------------
Working Capital Deficit    ($8,492,144)      ($8,581,631)           (1%)
                         =======================================================

The increase to our working capital deficit was primarily attributable to an increase in accounts payable and an increase in provision for lawsuit settlements as discussed below.

LIABILITIES

                          ------------------------------------------------------
                          June 30, 2010   December 31, 2009      Percentage
                                                             Increase/(Decrease)
                          ------------------------------------------------------

Provisions for Lawsuit
Settlements                  $5,943,463       $5,731,145             4%
Accounts Payable             $2,074,909       $2,002,746             4%
Accrued Liabilities            $202,000         $300,000           (33%)
Short-Term Loans               $271,826         $550,777           (51%)

The increase in provision for lawsuits is the accrued interest relating to the TST, Inc. settlement which is payable only upon bankruptcy of the Company. Accounts payable increased due to a lack of funds to pay creditors. Short-term loans decreased due to conversion of notes into the Company's common stock. Accrued liabilities decreased due to a $140,000 write off of an accrued liability that is no longer applicable.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations may also be conditional upon the forbearance of our creditors.

Included in short-term loans at June 30, 2010 are unsecured, non-interest bearing advances of $138,600 that we anticipate will be converted into shares of our common stock.

CASH FLOWS
                                                         -----------------------
                                                                At June 30
                                                         -----------------------
                                                             2010          2009
                                                             ----          ----
Net Cash provided by (used in) Operating Activities      ($47,983)    ($120,947)
Net Cash provided by (used in) Financing Activities       $45,000      $150,000
Net Increase (Decrease) in Cash During Period             ($2,983)      $29,053

CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to the limited amount of funds available compared to 2009.

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

Based on this assessment management identified a material weakness in the Company's internal controls over financial reporting due in a significant part to the pervasive effect of the lack of resources, specifically the limited number of personnel involved in the financial reporting including the number of persons that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. These limitations include an inability to segregate functions. Because of this weakness there is a possibility that a material misstatement of the annual financial statements would not have been prevented or detected. Nevertheless the Company's Chief Executive Officer and Chief Financial Officer believed that for the limited operations of the Company internal controls over financial reporting were adequate to provide reasonable assurance of the accuracy of the Company's financial statements at year end. The adverse effect of the material weakness over internal controls, however, will become magnified if the Company increases operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2010 $100,000 of principal of the following notes were converted into 54,000,000 shares of our common stock. These shares were issued pursuant to Section 3a (9) of the Securities Act of 1933 and are exempt from the registration requirements under that act. Each unit consisted of a $100,000, 12% convertible note and warrants to purchase 2,000,000 of our shares at $0.01. The two year note is convertible at any time prior to payment. The conversion price was ($.01). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

During the quarter ended June 30, 2010 $220,000 of principal of the following notes were converted into 22,352,328 shares of our common stock. These shares were issued pursuant to Section 3a (9) of the Securities Act of 1933 and are exempt from the registration requirements under that act. Each unit consisted of a $100,000, 18% convertible note and warrants to purchase 2,000,000 of our shares at $0.025. The note is convertible at any time prior to payment. The conversion price was one-half penny ($.005). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act. In addition 2,000,000 warrants were converted at a reduced conversion price of $0.005. These latter shares were issued pursuant to Section 3a (9) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

ITEM 5. OTHER INFORMATION

None

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

                          TURBODYNE TECHNOLOGIES, INC.

Signature                 Title                                 Date
                          -----                                 ----

/s/ Jason Meyers          Co-Chief Executive Officer,           August 19, 2010
----------------          Director
Jason Meyers

/s/ Debi Kokinos          Chief Financial Officer               August 19, 2010
----------------          and Chief Accounting Officer
Debi Kokinos