Form 10-K
period 2010-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2015-01-02
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange ActOf 1934

For the fiscal year ended DECEMBER 31, 2010

☐ Transition Report Under Section 13 Or 15(d) Of the Securities Exchange ActOf 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER: 000-21391

TURBODYNE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEVADA	95-4699061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 57th Street, Suite 2328 NEW YORK, NY	10107
(Address of principal executive offices)	(Zip Code)

646-308-1503

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 29, 2011: $1,184,805.

As of March 29, 2011, 661,973,358 shares of Turbodyne Technologies, Inc. common stock were outstanding.

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

We are filing this annual report for 2010 on Form 10-K late. Information contained herein is as of the end of 2010 and in some instances, as of April or May 2011. In limited circumstances information is supplied as of the latest practicable date for certain specified items

CORPORATE ORGANIZATION

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

CORPORATE DEVELOPMENTS

The Company has no revenue producing operations and because of the lack of any substantial capital was compelled to drastically curtail its development activity in 2010 and during 2011. Because it could not pay professionals it is in arrears in its filing obligations under the Securities Exchange Act of 1934 and became ineligible to have its securities traded on the Bulletin Board. The Company raised approximately $420,000 in funding during the years 2012, 2013 and 2014 and is in the process of finalizing and filing audited statements and delinquent SEC reports , including this report. The Company has negotiated various business transactions which it could not finalize because of lack of sufficient capital. There is no assurance we will be able to obtain sufficient financing to implement full scale operations or to continue meaningful development.

Since 2010, the Company has:

•	converted debt of certain affiliates into equity and issued convertible notes to satisfy $896,246 owed to two affiliates.

•

secured majority shareholder approval for a reverse stock split of one for twenty without decreasing its authorized shares and a name change which the Company expects will take effect after formalizing stockholder approval which requires filing its delinquent SEC reports containing required financial statements.

•	sold a total of $420,000 of convertible notes.

•

issued additional shares in connection with the conversion of convertible notes to the extent that its entire authorized number of shares are issued and outstanding. Substantial additional shares are issuable upon presently outstanding convertible securities which the Company is unable to issue because there are no additional authorized shares available.

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

The focus of our business plan has been to reduce or satisfy our past liabilities while continuing development of our products. Our ability to complete commercialization of our products remains subject to our ability to obtain additional financing.

INDUSTRY BACKGROUND

MARKET DEMAND FOR CHARGING TECHNOLOGY FOR INTERNAL COMBUSTION ENGINES

Turbodyne's management believes that the market demand for improved internal combustion engine performance will continue. While many factors contribute to demands for improved engine performance, we believe the key factors are:

•

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

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development costs in 2010 or 2009 due to decreased spending for limited development operations due to lack of funding. Our research and development costs are charged to operations in the period incurred and relate to the development of our TurboPacTM.

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

EMPLOYEES

As of December 31, 2010, we had no full-time employees but we have retained several consultants, devoting significant time to the Company's affairs. There is no assurance that we will be able to retain our consultants since funds are not available to pay current or past due consulting fees.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $902,453 for the fiscal year ended December 2010. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $135,180,671 at December 31, 2010. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2010.

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

DEPENDENCE ON KEY EXECUTIVES

The Company will be dependent on the services of Jason Meyers and Debi Kokinos. The Company is a party to a consulting agreement with a firm that is obligated to provide the services of Mr. Meyers and is also a party to a consulting agreement with Debi Kokinos. If, for any reason, however, their services were not available, the Company would be severely adversely affected.

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

WE MAY NOT BE ABLE TO DEVELOP COMMERCIALLY VIABLE PRODUCT IF ULTIMATE USERS DO NOT ACCEPT OUR PRODUCTS UTILIZING OUR TECHNOLOGY

If products are developed utilizing our technology our success is dependent upon acceptance by ultimate users in our target markets. If we or any partners are unable to convince our target market of the advantages and viability of our technology, our market potential may be severely limited or non-existent.

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

THE ACCOUNTING TREATMENT OF FUTURE VESTING OF WARRANTS MAY RESULT IN SIGNIFICANT LOSSES

As of December 31, 2010, the Company has approximately 5,007,409 options outstanding which may vest over the following two or more years upon the continuation of service of the holders and/or the happening of a specific event. The Company will have to expense the fair value of the options as they vest.

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

RISKS RELATING TO OUR MARKET

OUR STOCK IS A PENNY STOCK; THEREFORE SHAREHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK

Our common stock is traded on the OTC Markets and constitutes a penny stock under the Securities and Exchange Act. Our common stock will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. DESCRIPTION OF PROPERTY.

In 2009 and 2010 an affiliate of the Company provided office space to the Company in New York, New York on a month to month basis.

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

At December 31, 2010, the Company has included $4,670,997 ($4,426,360 in 2009) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; an additional $83,000 has also been included in the provision for lawsuit settlements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the limited activity of the Company in 2009 and 2010 an annual meeting was not held, therefore, no matters were presented to the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common shares are now listed under the symbol "TRBD" on the OTC Markets Pink.

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

	2010		2009
	High	Low	High	Low

First Quarter	$0.0140	$0.0075	$0.038	$0.018
Second Quarter	$0.0130	$0.0050	$0.052	$0.016
Third Quarter	$0.01	$0.0060	$0.038	$0.011
Fourth Quarter	$0.01	$0.0018	$0.015	$0.002

The source of the high and low price is OTC Markets, eSignal Charts and BigCharts.com.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of December 31, 2010, there were approximately 466 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of securities occurred 2010 and were not otherwise reported in our current or quarterly reports.

In 2010 we received total proceeds of $25,000 in connection with the sale of 12% two year convertible notes and warrants to purchase 500,000 shares of common stock at $.01 per share. The notes are convertible into shares of common stock at $.01 per share. The notes and the warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

In February, 2010, the Company issued 6,000,000 common shares in consideration for services in connection with an investor relations agreement with a fair value of $54,000, based on the grant date market price of $0.009 per share. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

In April, 2010 a total of $320,000 of convertible notes and 2,000,000 warrants were amended and subsequently converted into a total of 76,393,200 shares of common stock including shares issuable upon payment of interest on the notes. The shares issued upon conversion were issued pursuant to Section 3(a)9 of the Securities Act of 1933 and are exempt from the registration requirements under that act. The shares issued upon exercise of the warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.

EQUITY COMPENSATION PLAN INFORMATION

The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 6 of our financial statements included in this annual report.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	400,000 Shares of Common Stock	$0.10 per Share of Common Stock	8,901,259 Shares
Agreements Not Approved By Security Holders	36,488,886* Shares of Common Stock	$0.013 per share of Common Stock	N/A

* Represents shares subject to options and warrants included in consultant contracts, 5,007,409 options have not yet vested as of December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Since the Company is a small reporting company, this item is not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2010 and results of operations for each of the two years ended December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under Item I - Business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

	Year Ended December 31,
	2010	2009	Percentage Increase (Decrease)

Total expenses	$819,149	$959,302	(15%	)
Loss from operations	$(819,149)	$(959,302)	(15%	)
Net Other Income (Expenses)	$(83,304)	$1,499,442	(106%	)
Income Tax Expense	$–	$–	Nil
Net income (loss)	$(902,453)	$540,140	(267%	)
Net income (loss) per share	$(0.00)	$0.00	Nil

NET REVENUE

We had no revenue in 2010. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from our products until we complete the development of our production models and enter into commercial arrangements.

OPERATING EXPENSES

Operating expenses decreased from the comparable period in 2009. The primary components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2010	2009	Percentage Increase (Decrease)

Selling general and administrative expenses	$390,093	$568,849	(31%	)
Litigation Expense	$424,636	$386,032	(10%	)
Depreciation and amortization	$4,420	$4,421	Nil

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and decreased mostly due to a decline in consulting fees from $352,611 in 2009 compared to $294,465 in 2010 and a decrease in patent maintenance fees from $95,782 in 2009 to $4,046 in 2010 due to a decrease in legal costs associated with the maintenance and prosecution costs of our patents.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development costs in 2010 or 2009 due to lack of funding. We may incur research and development costs in the future which will be charged to operations in the period incurred and will relate to the development of our products.

LITIGATION EXPENSE

The most significant component of our litigation expense was the accrued interest relating to TST, Inc. settlement. The increase in litigation expenses in 2010 from 2009 was a result of accrued interest in connection with the TST, Inc. settlement.

COMPENSATION EXPENSE

The Company recorded stock based compensation for consultants of $96,944 in 2010 compared to $46,191 in 2009. This represented an increase in compensation expense of $50,753 or approximately 110%. This increase was the result of issuing 6,000,000 shares for services in 2010 compared to 2,666,667 shares in 2009.

On January 31, 2009, the Company granted 10,666,666 options to the President of the Company and 3,200,000 options to the Company’s Chief Financial Officer. The options are exercisable at $0.0117 per share for 7 years and vest 1/36 per month for 36 months. During 2009, options to purchase 13,866,666 shares of our common stock were included as additional compensation in the contracts of various consultants that we deemed essential to our operations. The Company recognized stock-based compensation of $32,356 during 2010 and $30,911 during 2009 related to options granted to consultants. From time to time we may grant a significant number of options or warrants to purchase common stock to non-employees.

During 2009 we issued 1,666,667 shares of stock to John Adams as part of the "service based" portion of his contract. During 2010 we accrued 1,333,333 shares of stock as issuable to John Adams as part of the "service based" portion of his contract. As a result we recognized $10,588 of non-employee compensation expense during the year ended December 31, 2010 compared to $10,800 in 2009.

OTHER INCOME (EXPENSE)

	Year Ended December 31,
	2010	2009	Percentage Increase (Decrease)

Licensing fees	$22,224	$22,224	Nil
Interest expense	$(146,902)	$(88,668)	66%
Loss on extinguishment of debt	$-	$(6,250)	(100%	)
Gains on settlement of debt and debt relief	$41,374	$1,572,136	(97%	)

During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2010 and 2009, $22,224 of licensing fees was recognized as other income.

The Company continues to negotiate with our creditors and trade debt holders on settlement of accounts payable from periods prior to the current management assuming operation of the Company. Also, the Company has decreased the accounts payable for liabilities, the collection of which was time barred based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions. as a debt relief of accounts payable.

During 2010 the Company had total net other expenses of $83,304 compared to total net other income of $1,499,442 in 2009. As indicated above, the reduction resulted from a decrease in the accounts payable for liabilities, the collection of which was time barred based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions... This was slightly offset by an increase in interest expense as a result of the issuance of additional debt in 2010.

NET INCOME / LOSS

Our net loss for the year ended December 31, 2010 was $902,453 compared to net income of $540,140 for the year ended December 31, 2009. This decrease was mostly due to a reduction in the debt relief from the decrease in the accounts payable for liabilities, the collection of which was time barred by the applicable statute of limitations.. There was also a decrease in consulting fees and patent maintenance fees which was partially offset by an increase in litigation expenses.

We anticipate for the foreseeable future we will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses.

 LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of December 31, 2010 was $2,350, 239 compared to $2,381,529 as of December 31, 2009 and raises substantial doubt about our ability to continue as a going concern.

The Company plans to raise equity and/or convertible debt in order to finance its operations and pay its obligations. If the Company fails to raise sufficient capital to finance its operations, it may be required to discontinue operations.

CASH AND WORKING CAPITAL

	December 31, 2010	December 31, 2009	Percentage Increase (Decrease)

Current Assets	$244	$3,037	(92%	)
Current Liabilities	$(2,350,483)	$(2,384,566)	(1%	)
Working Capital Deficit	$(2,350,239)	$(2,381,529)	(1%	)

Our working capital deficit at December 31, 2010 was comparable to our working capital deficit at December 31, 2009

LIABILITIES

	December 31, 2010	December 31, 2009	Percentage Increase (Decrease)

Accounts payable	$784,795	$802,845	2%
Accounts payable related party	$707,307	$509,577	(39%)
Accrued liabilities	$609,657	$627,887	(3%)
Short-term debt	$131,250	$328,583	60%
Short-term debt related party	$95,250	$93,450	2%
Current portion of deferred licensing fee	$22,224	$22,224	0%
Long-term portion of deferred licensing fee	$208,158	$230,382	10%
Reserve for lawsuits	$5,299,336	$4,874,700	9%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to the write off of accounts payable for liabilities, the collection of which was time barred by the applicable statute of limitations. s. Short-term loans decreased as a result of discounts recognized on new loans relating to beneficial conversion features.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

CASH FLOWS

	Year Ended December 31,
	2010	2009

Net cash used in operating activities	$(47,793)	$(285,927)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$45,000	$288,900

CASH USED IN OPERATING ACTIVITIES

The decrease in cash used in operating activities was due to a lack of funds in 2010 and a decrease in operations because of this lack of funds.

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

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $135,180,671 at December 31, 2010, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we must seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

STOCK BASED COMPENSATION

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Licensing fees are recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2010, the Company recognized $22,224 (2009 - $22,224) of licensing fees as other income.

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

NEW ACCOUNTING PRONOUNCEMENTS

Adopted during the year ended December 31, 2010

On March 1, 2010, the Company adopted ASU 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010- 06, issued January 2010, requires additional disclosures regarding fair value measurements, amends disclosures about post- retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010.

Subsequent to the year ended December 31, 2010

The following were adopted subsequent to 2010 or will be applied in the future:

In February, 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The Company does not expect the guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S GAAP with financial statements prepared under IFRS. The update is effected for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014.

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

In April 2014, FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company is a small reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at the end of this Annual Report on Form 10-K, starting at page F-1, are our audited financial statements for the years ended December 31, 2010 and 2009, which consists of the following:

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets as at December 31, 2010 and December 31, 2009 (Restated).

3. Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009 (Restated).

4. Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2010 and December 31, 2009 (Restated).

5. Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009 (Restated).

6. Notes to the Consolidated Financial Statements.

Since the Company is a small reporting company, it is not required to provide supplementary data as required by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).These controls are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These officers have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level for a Company with substantially no activities and no personnel. The Company believes it must devise new procedures as it increases its activity and its personnel.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management identified a material weaknesses in the Company's internal controls over financial reporting due in a significant part to the pervasive effect of the lack of resources, specifically the limited number of personnel involved in the financial reporting including the number of persons that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. These limitations include an inability to segregate functions. Because of this weakness there is a possibility that a material misstatement of the annual financial statements would not have been prevented or detected. The adverse effect of the material weakness over internal controls, however, will become magnified if the Company increases operations.

Due to the complexity of the accounting for the convertible notes with detachable warrants, there were material additional adjustments made to our annual financial statements prior to their publication in this report as well as interim financial statements after filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of December 31, 2014 are as follows:

NAME	AGE	TITLE
Jason Meyers	47	Director, Chairman & Chief Executive Officer
Debi Kokinos	61	Chief Financial Officer and Secretary

Set forth below is a brief description of the background and business experience of our executive officer and directors:

JASON MEYERS has been our Chairman of the Board of Directors since September 1, 2005 and Chief Executive Officer, with primary responsibilities for compliance matters since March 2008. Mr. Meyers is an investment banker, based in New York City. Mr. Meyers has extensive experience in re-capitalizing, funding and revitalizing distressed businesses and recruiting management teams. Mr. Meyers has over 20 years of investment and merchant banking experience and has led or participated in the origination and syndication of dozens of private placements and initial public offerings in a broad range of industries including entertainment, technology, healthcare, and financial services.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2010 required persons did not file reports.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2010 and 2009:

Name and Principal Position	Year	Salary	Option/Warrant Awards	All other Compensation	Total

John Adams	2010	$--	$10,588 (1)	$--	$10,588
President (Co-Chief Executive Officer)(1)	2009	$--	$10,800 (1)	$--	$10,800

Jason Meyers	2010	$120,000	$24,889 (2)	$--	$144,889
(Co-Chief Executive Officer)	2009	$120,000	$17,658 (2)	$--	$137,658

Debi Kokinos,	2010	$77,520	$7,467 (2)	$--	$84,987
Chief Financial Officer	2009	$77,520	$5,297 (2)	$--	$82,817

(1) As compensation to Mr. Adams, the Company will issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to forfeiture by Mr. Adams and will vest in accordance to a vesting schedule. Of such shares 4,000,000 shares shall be "service based" and 111,111.11 Shares will vest for each month of service. For each of the years ended December 31, 2010 and 2009, 1,333,333 shares vested and were accrued by the Company and 1,333,333 shares vested and were issued to Mr. Adams.

(2) Represents, in each case, amounts recognized on vesting of warrants previously granted for financial reporting purposes in the applicable fiscal year. A description of the valuation method is set forth in the Financial Statements. Warrants to purchase 3,555,552 shares vested in both 2010 and 2009 with respect to Mr. Meyers. In the case of Ms. Kokinos warrants to purchase 1,066,667 shares vested in both 2010 and 2009.

COMPENSATION ARRANGEMENTS

The Company has entered into a Consulting Agreement with Mr. Adams effective January 1, 2008 pursuant to which he is engaged as the Chief Executive Officer for term ending December 1, 2010. As compensation to Mr. Adams, the Company was to issue 12,000,000 shares of the Company's common stock (the "Shares"). The Shares will be restricted from transfer in accordance with the securities laws and the right to receive such shares will be subject to forfeiture by Mr. Adams and will vest in accordance with a vesting schedule. Of such shares 4,000,000 shares shall be "service based" and 111,111.11 shares will vest for each month of service. As of December 31, 2010 2,666,667 of these shares have been issued and an additional 1,333,333 shares vested and were accrued by the Company. Another 4,000,000 Shares shall be "revenue based" and will vest upon filing of a report with the Securities & Exchange Commission containing reviewed or audited statements the recognition of revenue for reflecting the first sale of a production model of a Company product after the date. The final 4,000,000 Shares shall be "EBITDA based" and the repurchase agreement will terminate upon filing of reports with the Securities & Exchange Commission containing reviewed or audited statements reflecting total EBITDA, or earnings before taxes, interest or amortization, of $1,000,000. The unvested Shares shall be subject to forfeiture by Mr. Adams in accordance with an agreement to be entered into.

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

OPTION INFORMATION

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Not Exercisable	Options Exercise Price	Expiration Date

Jason Meyers	10,666,656	-	$0.0117	April 28, 2013
Chairman & Chief Executive Officer	6,814,811	3,851,855	$0.0117	January 31, 2016

Debi Kokinos	3,200,000	-	$0.0117	April 28, 2013
Chief Financial Officer	2,044,446	1,155,554	$0.0117	January 31, 2016

COMPENSATION OF DIRECTORS

As of December 31, 2010, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of December 31, 2014 by:(i) each of our then directors; (ii) each of our named executive officers, and(iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Jason Meyers(1)(2)	80,571,453	16.60%
Aspatuck Holdings Ltd.(1)	66,349,245	(1)
John Adams(3)	3,922,222	0.37%
Debi Kokinos(4)	5,344,466	0.75%
All officers and directors as a group (3 persons)	102,508,192	18.53%

(1) Includes 66,349,245 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party. - Certain Relationships and Related Transactions.

(2) Of the above number of shares 29,037,043 shares are subject to warrants owned by Mr. Meyers and presently exercisable within sixty days after March 31, 2010. An additional 29,333,336 shares are subject to warrants not presently exercisable or exercisable within sixty days of December 31, 2010.

(3) Excludes 9,000,000 shares subject to forfeiture pursuant to agreements between Mr. Adams and the Company, and includes 700,000 shares subject to warrants presently exercisable.

(4) The above ownership consists of shares that are subject to options or stock warrants presently exercisable within sixty days after March 31, 2010. An additional 8,533,333 shares are subject to warrants not presently exercisable or exercisable within sixty days of December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following transactions relate to the period ending December 31, 2010

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

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $ 46,000 to the Company plus related interest expense of $7,204 for 2009 and $9,504 for 2010. The advances are repayable on demand and bear interest at 5 % per annum. See Note 4 Loan Payable. As of December 31, 2009 and 2010 the Company also owes Aspatuck Holdings Ltd consulting fees of $417,227 and $537,437, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable in the balance sheet. The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2009 and 2010. The company also included $17,658 of non cash warrant expense for the year ended December 31, 2009 and $24,889 for 2010.

John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of December 31, 2010. The Company has recorded accrued interest expense of $8,606 at December 31, 2010 and $6,856 at December 31, 2009. The Company recorded $10,588 and $10,800 general and administrative expense for the stock compensation to be issued to John Adams for the year ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009 the Company owes Debi Kokinos, CFO consulting fees of $169,870 and $92,350, respectively. The Company has included these consulting fees in accounts payable related party in the balance sheet. The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2010 and 2009. The Company also included $7,467 and $5,297 of noncash stock-based compensation for the year ended December 31, 2010 and 2009, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Set forth below are the aggregate fees billed by the then acting accountants during fiscal years ended December 31, 2010 and 2009for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods. The table includes fees billed in subsequent periods for audits and reports arising in such fiscal years to be completed and filed.

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

	Year Ended December 31,
	2010	2009

Audit Related Fees	$25,000	$57,225
Tax Fees	–	–
All Other Fees	–	–
Total	$25,000	$57,225

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Incorporation of Registrant.(1)

3.2	Amended Bylaws of the Registrant.(1)

3.3	Certificate of Amendment to Articles of Incorporation, as filed by the Registrant with the Nevada Secretary of State.(7)

4.1

Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State.(1) 4.2 Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State.(2) 4.3 Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State.(4)

4.4	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

4.5	Agreement and Plan of Merger (9)

10.6	Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc. (5)

10.10	2004 Stock Incentive Plan. (6)

10.15	Consulting Agreement dated April 1, 2006 between the Registrant and Albert F. Case, Jr. (10)

10.16	Consulting Agreement dated January 1, 2008 between the Registrant and John Adams

14.1	Code of Ethics. (5)

21.1	List of Subsidiaries. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

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

(9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC October 2005

(10) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

a) CURRENT REPORTS ON FORM 8-K.

During the period ended December 31, 2010 we did not file any Form 8-K:

DATE OF FORM 8-K DATE OF FILING WITH THE SEC DESCRIPTION OF THE FORM 8-K

Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Turbodyne Technologies, Inc.

Dated: January 2, 2015	By:	/s/ JASON MEYERS
Jason Meyers
Co-Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Meyers	Co-Chief Executive Officer,	January 2, 2015
Jason Meyers	Director

/s/ Debi Kokinos	Chief Financial Officer	January 2, 2015
Debi Kokinos	and Chief Accounting Officer

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Turbodyne Technologies, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and its subsidiaries (collectively the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Turbodyne Technologies, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit at December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

January 2, 2015

Turbodyne Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
		(Restated)
ASSETS

Current
Cash and cash equivalents	$244	$3,037

Total current assets	244	3,037

Property and equipment, net of accumulated depreciation of $63,418 and $58,998	8,988	13,408

Total assets	$9,232	$16,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable	$784,795	$802,845
Accounts payable related party	707,307	509,577
Accrued liabilities	609,657	627,887
Short-term convertible debt	131,250	328,583
Short-term convertible debt related party	95,250	93,450
Current portion of deferred licensing fee	22,224	22,224

Total current liabilities	2,350,483	2,384,566

Deferred licensing fee	208,158	230,382
Reserve for lawsuits	5,299,336	4,874,700

Total liabilities	7,857,977	7,489,648

Contingencies and commitments

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 12,675 shares issued and outstanding December 31, 2010 and 2009	12	12

Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 661,973,358 (December 31, 2009 – 577,580,158) shares issued and outstanding	661,974	577,580
Additional paid-in capital	128,598,433	128,155,916
Other comprehensive income – foreign exchange translation gain	35,119	35,119
Treasury stock, at cost – 5,278,580 common shares	(1,963,612)	(1,963,612)
Accumulated deficit	(135,180,671)	(134,278,218)

Total stockholders’ deficit	(7,848,745)	(7,473,203)

Total liabilities and stockholders’ deficit	$9,232	$16,445

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009
		(Restated)

Expenses

Selling, general and administrative expenses	$390,093	$568,849
Litigation expense	424,636	386,032
Depreciation and amortization	4,420	4,421

Total Expenses	819,149	959,302

Loss from operations	(819,149)	(959,302)

Other income (expenses)

Licensing fees	22,224	22,224
Interest expense	(146,902)	(88,668)
Loss on extinguishment of debt	–	(6,250)
Gains on settlement of debt and debt relief	41,374	1,572,136

Net (loss) income	$(902,453)	$540,140

(Loss) earnings per share – basic and diluted	$(0.00)	$0.00

Basic weighted average common shares outstanding	632,920,000	550,961,000
Diluted weighted average common shares outstanding	632,920,000	624,395,000

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2010 and 2009 (Restated)

	Preferred Stock		Common Stock		Treasury Stock		Additional		Other
		Par		Par		Par	Paid-in		Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Totals

Balance – December 31, 2008	12,675	$12	549,513,491	$549,514	5,278,580	$(1,963,612)	$127,897,291	$(134,818,358)	$35,119	$(8,300,034)

Issuance of stock for private placements	–	–	25,400,000	25,400	–	–	63,500	–	–	88,900

Issuance of stock for services	–	–	2,666,667	2,666	–	–	12,334	–	–	15,000

Issuance of warrants to consultants	–	–	–	–	–	–	280	–	–	280

Debt discount from beneficial conversion feature with issuance of warrants	–	–	–	–	–	–	20,600	–	–	20,600

Debt discount from beneficial conversion feature with debt modification	–	–	–	–	–	–	131,000	–	–	131,000

Stock-based compensation	–	–	–	–	–	–	30,911	–	–	30,911

Net income for the year	–	–	–	–	–	–	–	540,140	–	540,140

Balance – December 31, 2009 (Restated)	12,675	$12	577,580,158	$577,580	5,278,580	$(1,963,612)	$128,155,916	$(134,278,218)	$35,119	$(7,473,203)

Issuance of stock upon the exercise of warrants	–	–	2,000,000	2,000	–	–	18,000	–	–	20,000

Issuance of stock for services	–	–	6,000,000	6,000	–	–	48,000	–	–	54,000
						–		–
Conversion of note payable	–	–	76,393,200	76,394	–	–	319,573	–	–	395,967

Debt discount from beneficial conversion feature with issuance of warrants	–	–	–	–	–	–	10,000	–	–	10,000

Debt discount from beneficial conversion feature with debt modification	–	–	–	–	–	–	4,000	–	–	4,000

Stock-based compensation	–	–	–	–	–	–	32,356	–	–	32,356

Share issuance obligation	–	–	–	–	–	–	10,588	–	–	10,588
	–
Net loss for the year		–	–	–	–	–	–	(902,453)		(902,453)

Balance – December 31, 2010	12,675	$12	661,973,358	$661,974	5,278,580	$(1,963,612)	$128,598,433	$(135,180,671)	$35,119	$(7,848,745)

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009
		(Restated)

Operating Activities

Net (loss) income	$(902,453)	$540,140

Adjustment to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	4,420	4,421
Amortization of convertible note discounts and warrants	113,467	36,383
Gain on settlement of liabilities	(41,374)	(1,565,886)
Stock-based compensation	86,356	46,191
Share issuance obligation with related party	10,588	–

Changes in operating assets and liabilities:

Accounts payable	15,249	95,907
Accounts payable – related parties	197,730	122,920
Deferred income	(22,224)	(22,224)
Reserve for lawsuits	424,636	386,032
Accrued expenses	65,812	70,189

Net Cash Used in Operating Activities	(47,793)	(285,927)

Financing Activities

Proceeds from exercise of warrants	20,000	–
Proceeds from issuance of notes payable	25,000	150,000
Proceeds from related party debt	–	50,000
Proceeds from issuance of common stock	–	88,900

Net Cash Provided by Financing Activities	45,000	288,900

Net Change in Cash	(2,793)	2,973

Cash and cash equivalents – beginning of period	3,037	64

Cash and cash equivalents – end of period	$244	$3,037

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Non-Cash Transactions:

Beneficial conversion feature of convertible debt	$10,000	$20,600
Beneficial conversion feature from debt modification	$4,000	$131,000
Conversion of convertible debt	$395,967	$–

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

a)	Nature of Business

Turbodyne Technologies, Inc., a Nevada corporation, and its subsidiaries (collectively, the "Company") engineer, develop and market products designed to enhance performance and reduce emissions of internal combustion engines.

b)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, is subject to lawsuit settlements and has a working capital deficit of $2,350,239 at December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s operations have been financed principally through a combination of private and public sales of equity and debt securities. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief and protection under appropriate legal statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

c)	Principles of Consolidation

The accompanying consolidated financial statements, stated in United States dollars, include the accounts of Turbodyne Technologies, Inc. and its wholly owned subsidiaries, Turbodyne Systems, Inc., Turbodyne Germany Ltd., Electronic Boosting Systems Inc. and Pacific Baja Light Metals Corp. ("Pacific Baja"). All intercompany accounts and transactions have been eliminated on consolidation.

d)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Basic and Diluted Net Income (Loss) Per Share

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

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below:

	For the Year Ended December 31,
	2010			2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(902,453)	632,920,000	$(0.00)	$540,140	550,961,000	$0.00
Effective of Dilutive Securities:
Preferred shares, stock options, warrants and convertible notes	–	–	–	$11,014	73,434,000	$0.00

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(902,453)	632,920,000	$(0.00)	$551,154	624,395,000	$0.00

g)	Property and Equipment

Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

Computers and measurement equipment	3 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	5 to 10 years

During the year ended December 31, 2010, the Company recorded depreciation expense of $4,420 (2009 - $4,421).

Property and equipment, at cost, is summarized as follows:

	December 31, 2010	December 31, 2009

Machinery and equipment	$72,406	$72,406
Less accumulated depreciation	(63,418)	(58,998)

Net capitalized costs	$8,988	$13,408

h)	Long-lived Assets

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

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Financial Instruments

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheets. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:

•	Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.

•	Level 2 inputs consist of quoted prices for similar instruments.

•	Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The Company believes that the carrying value of its cash, accounts payable and accrued liabilities, amounts due to related parties and notes and loans payable as of December 31, 2010 and December 31, 2009 approximate their fair values because of the short-term nature of those instruments. As of December 31, 2010 and December 31, 2009, the Company had no financial instruments measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

k)	Legal Fees

The Company records interest, legal and settlement costs as litigation expense. The Company expenses legal fees in connection with litigation as incurred. During the year ended December 31, 2010, the Company recorded $424,636 (2009 - $386,032) of interest expense relating to settlements as litigation expenses.

l)	Research and Development

Research and development costs related to present and future products are charged to operations in the period incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue. The Company did not record any research or development costs during the years ended December 31, 2010 and 2009.

m)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

n)	Recent Accounting Pronouncements

On March 1, 2010, the Company adopted ASU 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010- 06, issued January 2010, requires additional disclosures regarding fair value measurements, amends disclosures about post- retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

o)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current year’s presentation.

p)	Restatement

The consolidated financial statements have been restated, as more fully discussed in Note 2.

2.	December 31, 2009 Restatement

The Company identified various errors relating to the accounting for accounts payable, accrued liabilities, loans payable and reserves for lawsuit settlements during the year ended December 31, 2009. The effect of the errors for the year ended December 31, 2009 is to revise the net loss of $865,379 by $1,405,519 to a net income of $540,140. The Company determined that the misstated amount of $1,405,519 is material to the December 31, 2009 financial statements. As a result, the Company amended and restated the financial statements for the year ended December 31, 2009.

The Company has also revised the number of stock options outstanding at December 31, 2008 to reflect the expiration of 16,899,000 stock options prior to December 31, 2008 that were previously disclosed as outstanding. These options were fully vested at the time of expiry and all related compensation expense was correctly recorded prior to expiry. As a result, the expiration of the stock options did not affect net loss or net loss per share in any previous fiscal year. The only revision required is disclosure of the number of stock options outstanding.

The following tables reflect the impact of the restatement to the consolidated balance sheet and the consolidated statement of operations. The restatement did not result in any changes to the amounts previously reported for net cash flows from operating activities, investing activities or financing activities.

	December 31, 2009
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Liabilities
Accounts payable	$2,002,746	$(1,199,901)	$802,845
Accounts payable related parties	–	509,577	509,577
Accrued liabilities	300,000	327,887	627,887
Current portion of deferred licensing fee	–	22,224	22,224
Short-term loans payable	550,777	(222,194)	328,583
Short-term loans payable – related parties		93,450	93,450
Deferred license fee	252,606	(22.224)	230,382
Provision for lawsuit settlement	5,731,145	(856,445)	4,874,700
Convertible loans payable	184,237	(184,237)	–
Total liabilities	9,021,511	(1,531,863)	7,489,648

Stockholders’ Deficit
Additional Paid-in Capital	128,029,567	126,349	128,155,916
Accumulated deficit	(135,683,733)	1,405,515	(134,278,218)
Total Stockholder’s Deficit	(9,005,066)	1,531,863	(7,473,203)

	For the Year Ended December 31, 2009
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Selling, general and administrative expense	$546,244	$22,605	$568,849
Loss from operations	(936,697)	(22,605)	(959,302)
Interest expense	(54,009)	(34,659)	(88,668)
Amortization of convertible note discount and warrants	(8,150)	8,150	–
Loss on extinguishment of debt	–	(6,250)	(6,250)
Gains on settlement of debt and debt relief	112,853	1,459,283	1,572,136
Income tax expense	(1,600)	1,600	–
Net (Loss) Income	(865,379)	1,405,519	540,140

3.	Short Term Convertible Notes Payable

(a)

On November 23, 2005, the Company issued a $25,000 convertible note. The note bears interest at the rate of 5% per annum, is due and payable on November 23, 2006, and convertible into the Company’s common shares at $0.005 per share. The convertible note was issued with detachable warrants to purchase 500,000 shares of the Company’s common stock at $0.01 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010 and 2009, the debt discount from the warrants and the beneficial conversion feature has been fully amortized and the note is in default.

(b)

On March 9, 2006, the Company issued a $20,000 convertible note. The note bears interest at the rate of 5% per annum, is due and payable on March 9, 2007, and convertible into the Company’s common shares at the lower of 70% of the previous day’s market price (to a minimum of $0.003) or $0.025 per share. The convertible note was issued with detachable warrants to purchase 400,000 shares of the Company’s common stock at $0.025 per share for five years.

In connection with the issuance of the convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the minimum conversion price provides a determinate number of shares issuable upon conversion and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2009, debt discount from the warrants and the beneficial conversion feature had been fully amortized. On April 23, 2010, the Company issued 400,000 shares upon the conversion of the note and $4,075 of interest.

(c)

On July 19, 2006, the Company issued a $10,000 convertible note. The note bears interest at the rate of 5% per annum, is due and payable on July 19, 2007, and convertible into the Company’s common shares at $0.005 per share. The convertible note was issued with detachable warrants to purchase 200,000 shares of the Company’s common stock at $0.01 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010 and 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

(d)

On May 26, 2006, the Company issued a $30,000 convertible note. The note bears interest at the rate of 5% per annum, is due and payable on October 31, 2007, and convertible into the Company’s common shares at $0.005 per share. The convertible note was issued with detachable warrants to purchase 600,000 shares of the Company’s common stock at $0.01 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, “Embedded Derivatives”, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010 and 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

(e)

On May 21, 2008, the Company issued a $200,000 convertible note. The note bears interest at the rate of 18% per annum, is due and payable on May 21, 2009, and convertible into the Company’s common shares at $0.02 per share. The convertible note was issued with detachable warrants to purchase 4,000,000 shares of the Company’s common stock at $0.02 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

During 2010, the note was modified to reduce the conversion price from $0.02 per share to $0.005 per share. The Company analyzed the modification as prescribed by ASC 470-50 to determine whether it was substantial. Based on the analysis, the Company determined that the modification was substantial and thus resulted in an extinguishment of the existing loan. Consequently, the old debt, along with any unamortized discount, is removed and the new debt is recorded at its fair value.

The Company evaluated the conversion option in the amended note for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

Additionally it was determined that the amended note contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature, $4,000, was expensed immediately because the maturity date of the loan had passed.

On April 23, 2010, the Company issued 53,600,000 shares upon the conversion of $200,000 of principal and $68,000 of interest.

(f)

On April 7, 2009, the Company issued a $100,000 convertible note. The note bears interest at the rate of 12% per annum, is due and payable on April 7, 2011, and convertible into the Company’s common shares at $0.01 per share. The convertible note was issued with detachable warrants to purchase 2,000,000 shares of the Company’s common stock at $0.01 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

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

During 2009, the note was modified to reduce the conversion price from $0.01 per share to $0.005 per share. The Company analyzed the modification as prescribed by ASC 470-50 to determine whether it was substantial. Based on the analysis, the Company determined that the modification was substantial and thus resulted in an extinguishment of the existing loan. Consequently, the old debt, along with any unamortized discount, is removed and the new debt is recorded at its fair value. Unamortized discount of $6,250 was recognized as a loss on extinguishment.

The Company evaluated the conversion option in the amended note for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

Additionally it was determined that the amended note contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature, $100,000, was recorded as a discount to convertible notes and was amortized over the term of the note using the straight-line method.

On April 6, 2010, the Company issued 22,393,200 shares upon the conversion of the $100,000 note and accrued interest of $11,966. The then-unamortized discount of $80,000 was written off on the conversion date.

(g)

On November 6, 2009, the Company issued a $50,000 convertible note. The note bears interest at the rate of 12% per annum, is due and payable on November 6, 2011, and convertible into the Company’s common shares at $0.01 per share. The convertible note was issued with detachable warrants to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010, the remaining debt discount from the warrants and the beneficial conversion feature is $2,917 (2009 - $6,417) and the note is in default.

(h)

On March 3, 2010, the Company issued a $25,000 convertible note. The note bears interest at the rate of 12% per annum, is due and payable on March 3, 2012, and convertible into the Company’s common shares at $0.01 per share. The convertible note was issued with detachable warrants to purchase 500,000 shares of the Company’s common stock at $0.005 per share for five years.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010, the remaining debt discount from the warrants and the beneficial conversion feature is $5,833 and the note is in default.

Subsequent to December 31, 2010, the Company entered into an amendment which reduced the conversion price of the note to $0.0005 and the exercise price of the warrants to $0.005. On October 7, 2011, the Company issued 59,566,660 common shares upon the conversion of $25,000 of the note and $4,783 of interest at $0.005 per share. Refer to Note 12(d).

4.	Short Term Convertible Notes – Related Party

(a)

On June 15, 2006, the Company issued a $15,000 convertible note to ICMC Holdings LLC, a company controlled by Jason Meyers. The note bears interest at the rate of 5% per annum, is due and payable on June 15, 2007, and convertible into the Company’s common shares at the lower of 70% of the previous day’s market price (to a minimum of $0.003) or $0.025 per share.

In connection with the issuance of the convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the minimum conversion price provides a determinate number of shares issuable upon conversion and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature was recorded as a discount to convertible notes and was amortized over the term of the notes using the straight-line method. As of December 31, 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

(b)

On January 17, 2007 and February 1, 2007, the Company issued convertible notes of $15,000 and $16,000, respectively to Aspatuck Holdings Ltd. The notes bear interest at a rate of 5% per annum, are due and payable one year following issuance, and convertible into the Company’s common shares at convertible into the Company’s common shares at the lower of 70% of the previous day’s market price (to a minimum of $0.003) or $0.025 per share. The convertible notes were issued with detachable warrants to purchase 620,000 shares of the Company’s common stock at $0.025 per share for five years.

In connection with the issuance of the convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the minimum conversion price provides a determinate number of shares issuable upon conversion and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2009, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

In December 2009, the notes were modified to reduce the conversion price from the provision discussed above to a set amount of $0.005 per share. The Company analyzed the modification as prescribed by ASC 470-50 to determine whether it was substantial. Based on the analysis, the Company determined that the modifications were substantial and thus resulted in an extinguishment of the existing loans. Consequently, the old debt, along with any unamortized discount, is derecognized and the new debt is recorded at its fair value.

The Company evaluated the conversion option in the amended note for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

Additionally it was determined that the amended notes contained beneficial conversion features since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion features, $31,000, was expensed immediately because the maturity date of the loan had passed.

(c)

On June 1, 2009, the Company issued a $50,000 convertible note to a related party. The note bears interest at the rate of 12% per annum, is due and payable on June 1, 2011, and convertible into the Company’s common shares at $0.01 per share. The convertible note was issued with detachable warrants to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share for five years. Subsequent to December 31, 2010, the Company entered into an amendment which reduced the conversion price of the note to $0.0005 per share and the exercise price of the warrants to $0.005 per share. Refer to Note 12(g).

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature did not qualify as derivatives. The conversion feature did not qualify as a derivative because the note is convertible into a fixed number of shares and the Company had enough available common stock to issue in satisfaction of all common stock equivalents.

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010, the remaining debt discount from the warrants and the beneficial conversion feature is $750 (2009 - $2,550) and the note is in default.

5.	Share Capital

Authorized Capital

a)	At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

Preferred Shares

a)	The Company has 1,000,000 preferred shares authorized with a par value of $0.001.

b)

In 2003, 150,000 of the 1,000,000 preferred shares were designated as Series X preferred shares. The Series X preferred shares have a par value of $0.001 per share, do not have voting rights, and holders are entitled to receive dividends pro-rata with the issued and outstanding shares of the Company’s common stock on an if converted basis when and if dividends are declared on the outstanding shares of the Company’s common stock. The Series X preferred shares are each convertible into 100 common shares at the discretion of the holder. As of December 31, 2010, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

Common Shares

a)

During 2002, in addition to 378,580 common shares acquired under the 1998 Share Buy-Back Plan, the Company entered into an agreement to acquire from a director for cancellation, 3,500,000 common shares for $152,078. The Company paid $152,078 in connection with the acquisition of the 3,500,000 common shares and has recorded amounts paid as a charge to Treasury shares. The related common shares have not yet been received or cancelled.

b)

In addition to outstanding shares of common stock, options and warrants described in these notes; additional shares are issuable in connection with the change of control transaction in September 2005 in the event the Company issues any securities directly or indirectly related to pre-merger events.

c)	On April 6, 2010, the Company issued 2,000,000 common shares upon the exercise of warrants for cash proceeds of $20,000.

d)	During April 2010, the Company issued 76,393,200 common shares upon the conversion of notes payable of $395,967.

e)	On February 8, 2010, the Company issued 6,000,000 common shares to a consultant in consideration for services with a fair value of $54,000, based on the grant date market price of $0.009 per share.

f)

At December 31, 2010, the Company owed 1,333,333 common shares to the co-CEO of the Company in consideration for services with a fair value of $10,588 based on vesting date market prices from $0.0019 to $0.013 per share.

g)

During the year ended December 31, 2009, the Company issued 1,666,667 common shares to the co-CEO of the Company in consideration for services with a fair value of $10,800, at a range of grant date market prices from $0.0035 to $0.014 per share.

h)	On June 25, 2009, the Company issued 1,000,000 common shares to a consultant in consideration for services with a fair value of $4,200, at a grant date market price of $0.0042 per share.

i)	During October 2009, the Company issued 25,400,000 common shares of the Company for cash proceeds of $88,900.

j)

During the year ended December 31, 2010, the Company recorded stock-based compensation of $86,356 consisting of shares issued with a fair value of $54,000 as described in Note 6(e) and $32,356 of stock-based compensation related to the vesting of stock options as described in Note 6.

k)

During the year ended December 31, 2009, the Company recorded stock-based compensation of $46,191 consisting of shares issued with a fair value of $15,000 as described in Note 6(g) and Note 6(h), $30,911 of stock-based compensation related to the vesting of stock options as described in Note 6 and $280 of stock-based compensation related to the vesting of warrants as described in Note 7.

6.	Stock Options

2003 Stock Incentive Plan

On August 12, 2003, the Company established the 2003 Stock Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 common shares. The maximum term of the 2003 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2003 Plan including the type of awards, the exercise price of the options and the number of common shares granted.

The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2010, the number of unoptioned shares available for granting of options under the plan was 7,197,759 (2009 - 7,197,759).

2004 Nevada Stock Incentive Plan

On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 common shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2010, the number of unoptioned shares available for granting of options under the plan was 1,703,500 (2009 - 1,703,500).

All options granted under the above plans are fully vested and exercisable immediately.

The determination of fair value of share-based payment awards to employees, directors and non-employees on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price.

On January 31, 2009, the Company granted 10,666,666 options to the President of the Company and 3,200,000 options to the Company’s Chief Financial Officer. The options are exercisable at $0.0117 per share for 7 years and vest 1/36 per month for 36 months and had a fair value of $0.007 per share. During the year ended December 31, 2010, the Company recorded $32,356 (2009 - $30,911) of stock-based compensation relating to the vesting of stock options.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2008	13,611,115	$0.013

Granted	13,866,666	0.0117

Outstanding, December 31, 2009	28,633,332	$0.014	4.62	$5,431

Expired	(500,000)	0.02

Outstanding, December 31, 2010	28,133,322	$0.013	3.70	–

Exercisable, December 31, 2010	23,125,913	$0.013	3.40	$–

Assumptions used to value the options: expected dividend yield Nil%; expected volatility between 113.23% and 176.34%; risk-free interest rate between 2.27% to 3.39% and an expected life of 7 years.

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2008	1,155,551	$0.018

Granted	13,866,666	0.005
Vested	(5,392,588)	0.018

Non-vested at December 31, 2009	9,629,629	$0.005
Vested	(4,622,220)	0.005

Non-vested at December 31, 2010	5,007,409	$0.005

As at December 31, 2010, there was $35,052 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.00 years.

7.	Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2008	31,434,444	$0.02

Issued	4,050,000	$0.01

Outstanding, December 31, 2009	35,484,444	$0.01	2.71	$10,673

Issued	500,000	$0.01
Expired	(2,000,000)	$0.01

Outstanding, December 31, 2010	33,984,444	$0.01	2.30	$–

During the year ended December 31, 2010, the Company recorded $Nil (2009 - $280) of stock-based compensation relating to the vesting of warrants granted as compensation.

As at December 31, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Remaining Contractual Life (years)
833,328	$ 0.04	2.84 – 4.00
500,000	$ 0.005	4.19
2,000,000	$ 0.01	3.44 – 3.89
3,916,671	$ 0.0117	2.33 – 3.33
4,374,077	$ 0.0117	3.42 – 4.33
620,368	$ 0.0117	4.42 – 5.16
18,820,000	$ 0.02	1.16 – 2.46
2,920,000	$ 0.025	0.17 – 1.13
33,984,444

8.	Commitments

Litigation

(a)	TST, Inc.

In March 2000, TST, Inc. (“TST”), a vendor to a subsidiary of Pacific Baja filed an action against the Company alleging that in order to induce TST to extend credit to a subsidiary of Pacific Baja, the Company executed guarantees in favor of TST. TST alleged that the subsidiary defaulted on the credit facility and that the Company is liable as guarantor.

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

At December 31, 2010, the Company has included $4,670,997 ($4,426,360 in 2009) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; an additional $83,000 has also been included in the provision for lawsuit settlements.

(b)	Pacific Baja Bankruptcy

In July 1999, a major creditor of the Company's wholly-owned major subsidiary, Pacific Baja, began collection activities against Pacific Baja which threatened Pacific Baja's banking relationship with, and source of financing from, Wells Fargo Bank. As a result, Pacific Baja and its subsidiaries commenced Chapter 11 bankruptcy proceedings on September 30, 1999.

In September 2001, the Pacific Baja Liquidating Trust (the “Trust”) commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja.

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

(c)

In February 2007, we entered into a patent assignment agreement with four of our consultants relating to the assignment of patent rights. The four consultants, including our then President Albert Case, are joint inventors of certain inventions and/or improvements for which they have filed a provisional application in the United States Patent and Trademark Office. Under the terms of the agreement, the co-inventors assigned the rights to the patent application to the Company .The Company is required to pay all accrued and unpaid compensation owed under existing agreements to each inventor and keep payments to them current under such agreements. Failure to make these payments may result in the return of the Patent to the inventors.

(d)	Other

The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

9.	Related Party Transactions

(a)

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have advanced an aggregate of $46,000 to the Company plus related accrued interest expense of $9,504 at December 31, 2010 (2009 - $7,204). Refer to Note 4. As of December 31, 2010 and December 31, 2009 the Company also owes Aspatuck Holdings Ltd consulting fees of $537,437 and $417,227, respectively, for the services of Jason Meyers. The Company has included these consulting fees in accounts payable related party in the balance sheet. The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2010 and 2009. The Company also included $24,889 and $17,658 of non cash warrant expense for the year ended December 31, 2010 and 2009 respectively.

(b)

John Adams, co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of December 31, 2010. The Company has recorded accrued interest expense of $8,606 at December 31, 2010 (2009 - $6,856). Refer to Notes 4(a) and (c). The Company recorded $10,588 and $10,800 general and administrative expense for the stock compensation to be issued to John Adams for the year ended December 31, 2010 and 2009, respectively. Refer to Notes 5(f) and (g).

(c)

As of December 31, 2010 and 2009 the Company owes Debi Kokinos, CFO consulting fees of $169,870 and $92,350, respectively. The Company has included these consulting fees in accounts payable related party in the balance sheet. The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2010 and 2009. The Company also included $7,467 and $5,297 of noncash stock-based compensation for the year ended December 31, 2010 and 2009, respectively.

10.	Income Taxes

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2010	2009

Deferred income tax assets:
Net losses carried forward	$31,322,977	$30,620,347

Deferred tax asset	10,963,042	10,717,121
Valuation allowance	(10,963,042)	(10,717,121)

Net deferred income tax asset	$–	$–

The net operating loss carryforwards expire from 2013 to 2030. Income tax periods from 2003 to 2010 are open for examination by taxing authorities. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. The Company may have incurred such an ownership change as a result of a merger in September 2005. If the 2005 merger is deemed to be an ownership change pursuant to Internal Revenue Section 382, use of net operating losses will be restricted. The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements.

11.	Debt Settlements

(a)

During the year ended December 31, 2010, the Company recorded a gain on settlement of debt and debt relief of $33,299 related to the write-off of accounts payable, the collection of which is time barred by applicable statute of limitations based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions.

(b)

During the year ended December 31, 2010, a note holder agreed to settle $20,000 note payable and $4,075 of interest for the issuance of 400,000 common shares. The Company recorded a gain on settlement of debt and debt relief of $8,075 upon settlement.

(c)

During the year ended December 31, 2009, the Company recorded a gain on settlement of debt and debt relief related to the write-off of $577,091 of accounts payable and accrued liabilities, and $856,445 of provisions for lawsuit settlements. These write-offs related to liabilities, the collection of which is time barred by applicable statute of limitations based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions.

(d)

During 2003, the Company entered into three private placement agreements for the issuance of 2,433,810 shares for gross proceeds of $138,600. The shares have not been issued and during the year ended December 31, 2009, the Company wrote off any potential liability, as the statute of limitations for any claim expired.

12.	Subsequent Events

(a)

On August 26, 2011, the Company issued a $27,500 convertible note and 550,000 warrants to purchase common shares at an exercise price of $0.002 per share. The note bears interest at 12% per annum, matures on August 26, 2013 and is convertible into common shares at $0.001 per share. Subsequent to December 31, 2010, the Company entered into an amendment to reduce the conversion price of the notes to $0.0005. On October 3, 2011, the Company issued 55,357,500 common shares upon the conversion of the $27,500 convertible note plus related interest at $0.0005 per share.

(b)	On September 1, 2011, the Company issued 6,105,000 common shares upon the conversion of $50,000 of the convertible note described in Note 3(g) and $11,050 of interest at $0.01 per share.

(c)

On September 19, 2011, the Company issued a $12,500 convertible note and 250,000 warrants to purchase common shares at an exercise price of $0.002 per share. The note bears interest at 12% per annum, matures on September 19, 2013 and is convertible into common shares of the Company at $0.001 per share. Subsequent to December 31, 2010, the Company entered into an amendment to reduce the conversion price of the notes to $0.0005. On October 4, 2011, the Company issued 25,062,500 common shares upon the conversion of the $12,500 convertible note plus related interest at $0.0005 per share.

(d)

On October 7, 2011, the Company amended the convertible note described in Note 3(h) and issued 59,566,660 common shares upon the conversion of $25,000 of the note and $4,783 of interest at $0.005 per share.

(e)

On October 14, 2011, the Company issued a $40,000 convertible note and 800,000 warrants to purchase common shares at an exercise price of $0.002 per share. The note bears interest at 12% per annum, matures on October 14, 2013 and is convertible into common shares of the Company at $0.001 per share. On October 14, 2011, the Company issued 80,000,000 common shares upon the conversion of the $40,000 at $0.0005 per share.

(f)

On November 4, 2011, a warrant holder exercised 500,000 warrants at $0.005 per share. The Company did not have enough authorized and unissued common shares to satisfy the exercise. As a result the warrants no longer met equity classification and were reclassified as liabilities

(g)

On November 10, 2011, the Company amended the convertible note and warrants described in Note 4(c). Pursuant to the amendment, the conversion price of the note was reduced from $0.01 to $0.0005 and the exercise price of the warrant was reduced from $0.01 to $0.005. On November 10, 2011, the Company issued 111,904,471 common shares upon the conversion of $50,000 of the convertible note and $14,977 of interest at $0.005 per share. As a result, the Company had issued the maximum number of authorized common shares the Company and could not issue common shares to satisfy the conversion of various convertible notes, warrants and options. As the Company no longer had enough authorized and unissued common shares to satisfy the conversion of various convertible notes, warrants and options, some of these instruments no longer met equity classification and were reclassified as derivative liabilities.

(h)

On December 31, 2011, the Company issued a convertible note to Aspatuck Holdings having a face value of $652,227 in satisfaction of consulting fees owed to it. Aspatuck Holdings is obligated to provide the services of Jason Meyers to the Company. The note bears interest at 5% per annum and is due on December 31, 2014. The noteholder can convert the note and interest into common shares of the Company at $0.001.

(i)

On December 31, 2011, the Company issued a convertible note to Debi Kokinos, the Company’s chief financial officer, having a face value of $244,160 in satisfaction of consulting fees owed to her. The note bears interest at 5% per annum and is due on December 31, 2014. The noteholder can convert the note and interest into common shares of the Company at $0.001.

(j)

On October 17, 2012, the Company issued a $25,000 convertible note. The note bears interest at 12% per annum, matures on October 17, 2014, and is convertible into common shares of the Company at $0.004 per share.

(k)

On January 23, 2013, the Company issued a $15,000 convertible note. The note bears interest at 12% per annum, matures on January 23, 2015 and is convertible into common shares of the Company at $0.004 per share.

(l)

On April 18, 2013, the Company issued a $75,000 convertible note. The note bears interest at 12% per annum, matures on October 19, 2013, and is convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(m)

On August 5, 2013, the Company issued a $25,000 convertible note. The note bears interest at 12% per annum, matures on February 5, 2014, and is convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(n)

On October 15 2013, the Company issued a $10,000 convertible note. The note bears interest at 12% per annum, matures on April 15, 2014, and is convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(o)

On November 21, 2013, the Company issued a $25,000 convertible note and a $15,000 convertible note. The notes bear interest at 12% per annum, mature on November 21, 2015, and are convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(p)

During the years ended December 31, 2013, 2012 and 2011, the Company wrote off an aggregate of $5,542,936 of liabilities and reserves written off the collection of which is time barred by applicable statute of limitations based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions.

(q)	During 2014, we sold $150,000 of convertible notes payable. The notes bear interest of 12%, are convertible at $0.004, and maturing with dates ranging from January 2015 to December 2015.

