Form 10-K
period 2011-12-31
TURBODYNE TECHNOLOGIES, INC
filed 2015-01-15
CIK 1022097

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of  The Securities Exchange Act Of 1934

For the fiscal year ended DECEMBER 31, 2011

☐ Transition Report Under Section 13 Or 15(d) Of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 29, 2012: $246,523.

As of March 29, 2012, 1,000,000,000 shares of Turbodyne Technologies, Inc. common stock were outstanding.

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

We are filing this annual report for 2011 on Form 10-K late. Information contained herein is as of the end of 2011 and in some instances, as of April or May 2012. In limited circumstances information is supplied as of the latest practicable date for certain specified items

CORPORATE ORGANIZATION

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

CORPORATE DEVELOPMENTS

The Company has no revenue producing operations and because of the lack of any substantial capital was compelled to drastically curtail its development activity in 2010 and during 2011. Because it could not pay professionals it is in arrears in its filing obligations under the Securities Exchange Act of 1934 and became ineligible to have its securities traded on the Bulletin Board. The Company raised approximately $420,000 in funding during the years 2011 through 2014 and is in the process of finalizing and filing audited statements and delinquent SEC reports, including this report. The Company has negotiated various business transactions which it could not finalize because of lack of sufficient capital. There is no assurance we will be able to obtain sufficient financing to implement full scale operations or to continue meaningful development.

Since December 2011, the Company has:

•

secured majority shareholder approval for a reverse stock split of one for twenty without decreasing its authorized shares and a name change which the Company expects will take effect after formalizing stockholder approval which requires filing its delinquent SEC reports containing required financial statements.

•	sold a total of $340,000 of convertible notes.

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

MARKET OPPORTUNITY

According to a study of the turbocharger market by Markets and Markets that was published subsequent to the period covered in this report, the global automotive turbocharger market volume is expected to grow from 24 million units in 2013 representing approximately $7.7 billion in wholesale to 39.45 million units representing approximately $12.63 billion in wholesale by 2017. This represents a 60.8% increase in 4 years. In the year 2012, Europe accounted for nearly half of automotive turbocharger market volume followed by Asia-Pacific and North America.

The expected growth in sales of air charging technology products is driven by a wave of engine downsizing designed to achieve fuel economy, power output and reduced emissions. The Company believes that if it executes its strategy, a significant portion of all air charging units sold globally by the year 2017, could be equipped with digitally controlled, electrically powered components. There can be no assurance that similar products that compete with ours will not emerge. See “Risk Factors”.

These market conditions represent a significant opportunity to design and engineer the development of the core technology for the automotive industry that will eliminate turbolag in turbocharged engines, increase power and performance, reduce the pollution of non-turbocharged engines, and facilitate the successful downsizing of internal combustion engines and the use of hybrid engines.

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

INTELLECTUAL PROPERTY

The Company currently has 9 patents covering the TurboPacTM product and an additional 16 patents covering the DynaChargerTM product. Our patents are issued in the United States, Europe, Asia and South America and additional patents filed in 2008 that cover the TurboFlowTM digital controller are pending in these countries.

Certain patents that cover the DynaChargerTM were the subject of a licensing agreement with Honeywell International Inc. which was terminated pursuant to a settlement agreement entered into on January 23, 2004. We retained certain rights to the patents that cover the DynaChargerTM pursuant to the settlement agreement which are confined to an inactive license agreement with a third party.

PROPRIETARY INFORMATION AGREEMENTS

It is our policy to require all of our employees, consultants and persons or companies involved in testing our products to execute confidentiality agreements with respect to all proprietary information regarding our products.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development costs in 2011 due to a lack of sufficient funding. Our research and development costs will be charged to operations in the period incurred and will relate to the development of our products.

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

EMPLOYEES

As of December 31, 2011, we had no full-time employees but we have retained several consultants, devoting significant time to the Company's affairs. There is no assurance that we will be able to retain our consultants since funds are not available to pay current or past due consulting fees.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We reported net loss of $901,030 for the fiscal year ended December 2011. We have derived negligible revenue from operations and have substantial unpaid liabilities. We have an accumulated deficit of $136,081,701 at December 31, 2011. Since our inception we have disposed of our most significant subsidiary through bankruptcy, have been subject to lawsuits, used most of our available cash to conduct our operating activities and are required to seek additional equity or debt financing in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2011.

FINANCIAL HISTORY PROBLEMS

We anticipate difficulties arising from our adverse financial history. These include substantial payables that must be paid or settled, damaged relationships and adverse publicity, and interrupted contracts. These factors may impact our ability to raise needed funds for development of our products. There is no assurance that we can overcome these difficulties.

COMPANY REQUIRES ADDITIONAL FUNDING

While we obtained limited funding in 2011, this was insufficient to resume normal operations. If we do not obtain substantial additional funding we will not be able to continue in business. We may not be able to obtain any such additional financing on favorable or acceptable terms, if at all.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO HIRE AND RETAIN CONSULTANTS

All our development work as well as other services is performed pursuant to consulting arrangements. Due to a lack of sufficient funding we are only able to retain two consultants. There is no assurance that we will be able to obtain and retain these and additional consultants necessary to implement our business strategy successfully. This is particularly so when funds are not available to pay amounts past due under these arrangements. If we do not retain or replace qualified consultants, our ability to further develop our technology will be impaired with the result that our business will be adversely affected. In addition, our historical problems and financial position may make it more difficult to attract personnel.

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

FUTURE REVENUES DEPEND ON OUR ABILITY TO OBTAIN AND ENFORCE PATENT PROTECTION FOR OUR TECHNOLOGY

Protection of trade secrets and proprietary know how is critical to our success. If our competitors independently develop similar or superior technologies or gain access to our trade secrets, our business will be materially and adversely affected. Accordingly, we depend on continued patent protection for these products. If we are unable to maintain patent protection for our technology, we may not be able to gain a competitive advantage or protect our technology and our business will be adversely affected. Certain patents and patent applications of the Company have been irretrievably abandoned due to a lack of funding sufficient to pay patent filing and maintenance fees.

We may incur substantial costs seeking to enforce our patent rights against infringement or unauthorized use. We are already aware of one or more potential infringements. Our trade secrets and proprietary know how are critical for us to achieve and maintain a competitive position. We cannot assure you that others may not independently develop similar or superior technologies or gain access to our trade secrets or know how.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO ACHIEVE SUCCESS

The industries in which we compete are characterized by rapid and significant technological change. Our success depends on our ability to continually develop new technology and to refine products incorporating our original technology. We have been pursuing commercialization of our product lines. Due to delay and the rapid pace of technological innovation in the industry, there is a risk that these products may be superseded by new technology and become obsolete. The Company is aware of potentially competitive products that can damage our ability to grow.

Our products may not be commercially accepted or we may not be able to enhance existing products or develop new products. Future technological change may render one or more of our products obsolete or uneconomical. Our ability to continue to develop and market new and improved products that can achieve significant market acceptance will determine our future sales and profitability.

INTENSE COMPETITION

The business environment in which we operate is highly competitive. Most of our competitors and potential competitors may have greater financial, marketing, technological and other resources. We believe that products technologically similar to ours have been sold. We will face intense competition if we introduce our products commercially.

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

The Financial Industry Regulatory Authority “FINRA” has assumed a larger role in governing the disclosure of and trading in shares of smaller public companies. Conflicts may exist between FINRA’s rules and state and federal securities laws which poses a significant risk in the completion of processing corporate actions approved by shareholders and directors which could jeopardize the Company’s ability to complete its reverse stock split and name change. Compliance with state and federal laws will be required to complete a reverse split and a name change. Such corporate actions will require FINRA approval as well. If FINRA does not process our shareholder approved corporate actions and we are unable to complete our reverse split and name change as a result, we will not be able to fully comply with federal and state securities laws. Furthermore, we will not be able to raise additional capital and will be forced to discontinue operations and you will likely lose your entire investment.

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

SUBSTANTIAL DILUTION- FUTURE ISSUANCE OF SHARES

The Company will issue a significant number of additional shares in the future in connection with additional financing, the conversion of the principal and interest of presently outstanding convertible notes, the exercise of outstanding warrants and for other purposes. As of December 31, 2011, a total of approximately 980,177,166 additional shares are issuable by the Company upon the conversion of convertible notes, excluding interest, and the exercise of options and warrants. A holder of the Company's common stock will face substantial dilution resulting from future issuances of its securities.

CONTROL

Aspatuck Holdings, Ltd beneficially owns a significant number of the outstanding shares, with rights to additional shares, and will retain effective control of the Company.

THE ACCOUNTING TREATMENT OF FUTURE VESTING OF WARRANTS MAY RESULT IN SIGNIFICANT LOSSES

As of December 31, 2011, the Company has approximately 385,189 unvested options outstanding which may vest over the following year upon the continuation of service of the holders and/or the happening of a specific event. The Company will have to expense the fair value of the options as they vest. Furthermore, as a result of the existence of presently outstanding convertible securities that cannot be converted due to insufficient authorized shares, the Company will be required to record derivative liabilities.

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

RISKS RELATING TO OUR MARKET

OUR STOCK IS A PENNY STOCK; THEREFORE SHAREHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK

Our common stock is traded on the OTC Pink Markets and constitutes a penny stock under the Securities and Exchange Act. Our common stock will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to trade our stock in the secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock and/or accept custody of our shares. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to appoint a custodian to hold the shares and chose a broker to process transactions in our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. DESCRIPTION OF PROPERTY.

In 2011 an affiliate of the Company provided office space to the Company in New York, New York on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

We are a party to the following settlement agreements which were entered as judgments.

PACIFIC BAJA LIQUIDATING TRUST

In September 1999, Pacific Baja Light Metals Corporation, our former, wholly-owned subsidiary, filed a Chapter 11 petition in bankruptcy in the United States Bankruptcy Court, Central District of California (Case No. RS99-26477MG) in Riverside, California. ("Bankruptcy Proceeding") In September 2001, the Pacific Baja Liquidating Trust (the "Trust") commenced action against us in the aforesaid Bankruptcy Court. The Trust was established under the Pacific Baja bankruptcy proceedings for the benefit of the unsecured creditors of Pacific Baja. The Trust was seeking, among other matters the re-characterization of Company advances to Pacific Baja as equity and the subordination of unsecured claims against Pacific Baja; the re-conveyance of an aggregate of up to approximately $7,190,000 transferred by Pacific Baja to the Company on the basis of an allegation of fraudulent transfer; an order that the Company is liable for all of the previous debts of Pacific Baja totaling approximately $7,000,000; and damages and punitive damages against the Company and certain former officers and directors and the former officers and directors of Pacific Baja in the amount of up to approximately $12,000,000 based on various allegations of fraud, misrepresentation, breach of contract, alter ego and negligence. The Company settled the bankruptcy proceedings for $500,000 to be issued in common stock or cash or a combination of both. Additionally the Company assigned to the Bankruptcy Trust the rights to $9,500,000 claims under any applicable directors’ and officers' liability insurance policies. The Bankruptcy Trust also agreed to a covenant not to execute against the Company regardless of the outcome of the insurance claims. The Company has completed the assignment of its insurance claims, but has not completed the cash/stock payment that was to be paid to the Trust by December 9, 2005.

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

At December 31, 2011, the Company has included $5,138,097 ($4,670,997 in 2010) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; an additional $83,000 has also been included in the provision for lawsuit settlements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Due to the limited activity of the Company in 2011 an annual meeting was not held, therefore, no matters were presented to the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common shares are now listed under the symbol "TRBD" on the OTC Pink Markets.

Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on OTC Markets. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions:

	2011		2010
	High	Low	High	Low

First Quarter	$.003	$.0019	$.0140	$.0075
Second Quarter	$.002	$.0005	$.0130	$.0050
Third Quarter	$.0017	$.0006	$.01	$.0060
Fourth Quarter	$.0017	$.0003	$.01	$.0018

The source of the high and low price is OTC Markets.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of December 31, 2011, there were approximately 467 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following issuances of securities occurred 2011 and were not otherwise reported in our current or quarterly reports.

Between August and October of 2011 we received total proceeds of $80,000 in connection with the sale of 12% two year convertible notes and warrants exercisable into 1,200,000 shares of common stock at an average exercise price of $.002. The sale of the notes and warrants were exempt from registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) thereof. The notes are convertible into shares of common stock at $.001 per share. The terms of the notes were subsequently amended and the notes were converted into a total of 160,420,000 shares of common stock. The shares issued were exempt from registration requirements of the Securities Act pursuant to Section 3a(9) of the Securities Act.

In September, 2011 the Company issued 6,105,000 shares of common stock in connection with the conversion of the principal and interest of a 12% $50,000 convertible note. The shares issued were exempt from registration requirements of the Securities Act pursuant to Section 3a(9) of the Securities Act. The Company issued an additional 1,000,000 shares in connection with the exercise of 1,000,000 warrants at $.02 per share and were exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Between September and November of 2011, the Company issued 171,471,131 shares of common stock in connection with the amendment and conversion of $75,000 in convertible notes held by two individuals. The shares issued were exempt from registration requirements of the Securities Act pursuant to Section 3a(9) of the Securities Act. An additional 500,000 shares were issued in connection with exercise of 500,000 warrants at an exercise price of $.005 per share and were exempt from registration requirements of the Securities Act pursuant Section 4(2) thereof. See “Item 13 - Certain Transactions and Related Parties”.

On December 31, 2011, the Company issued a convertible note to Aspatuck Holdings Ltd. having a face value of $652,267 in satisfaction of consulting fees owed to it. The note bears interest at 5% per annum and is due on December 31, 2014. The principal and interest of the note are convertible into common shares of the Company at $0.001. The issuance of the Note is exempt from registration requirements of the Securities Act pursuant Section 4(2) thereof. See “Item 13 - Certain Transactions and Related Parties”.

On December 31, 2011, the Company issued a convertible note to Debi Kokinos, the Company’s chief financial officer, having a face value of $244,160 in satisfaction of consulting fees owed to her. The note bears interest at 5% per annum and is due on December 31, 2014. The principal and interest of the note is convertible into common shares of the Company at $0.001. The issuance of the Note is exempt from registration requirements of the Securities Act pursuant Section 4(2) thereof. See “Item 13 - Certain Transactions and Related Parties”.

EQUITY COMPENSATION PLAN INFORMATION

The following summary information is presented for our Plans. For a more detailed discussion, please refer to Note 6 of our financial statements included in this annual report.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	400,000 Shares of Common Stock	$0.10 per Share of Common Stock	8,901,259 Shares
Agreements Not Approved By Security Holders	36,088,886* Shares of Common Stock	$0.013 per share of Common Stock	N/A

___________________

*Represents shares subject to options and warrants included in consultant contracts, 385,189 options have not yet vested as of December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Since the Company is a small reporting company, this item is not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis of our financial condition as of December 31, 2011 and results of operations for each of the two years ended December 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements and related notes included in this annual report. This section adds additional analysis of our operations and current financial condition and also contains forward-looking statements and should be read in conjunction with the factors set forth above under the heading "Forward-Looking Statements" under Item I - Business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

	Year Ended December 31,
	2011	2010	Percentage Increase (Decrease)

Total expenses	$86,278	$19,149	(4%)
Loss from operations	$(786,278)	$(819,149)	(4%)
Net Other Income (Expenses)	$(114,752)	$(83,304)	(38%)
Income Tax Expense	$-	$-	Nil
Net loss	$(901,030)	$(902,453)	(0%)
Net loss per share	$(0.00)	$(0.00)	Nil

NET REVENUE

We had no revenue in 2011. Our continued net losses from operations reflect our continued operating expenses and our inability to generate revenues. We believe that we will not be able to generate any significant revenues from our products until we complete the development of our production models and enter into commercial arrangements.

OPERATING EXPENSES

Operating expenses decreased from the comparable period in 2010. The primary components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2011	2010	Percentage Increase (Decrease)

Selling general and administrative expenses	$314,758	$390,093	(19%)
Litigation Expense	$467,100	$424,636	10%
Depreciation and amortization	$4,420	$4,420	Nil

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs included management compensation and overhead and decreased mostly due to a decline in consulting fees from $294,465 in 2010 compared to $229,876 in 2011 as a result of a decrease in stock based compensation attributable to the expiration of a consulting agreement.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development costs in 2010 or 2011 due to lack of funding. We may incur research and development costs in the future which will be charged to operations in the period incurred and will relate to the development of our products.

LITIGATION EXPENSE

Litigation expenses in 2011 were $467,100 compared to $424,636 in 2010 which represented a 10% increase over 2010 which was attributable to $42,464 of accrued interest in connection with the TST, Inc. settlement.

STOCK BASED COMPENSATION EXPENSE

The Company recorded stock based compensation for consultants of $96,944 in 2010 consisting of $32,356 attributable to the vesting of previously granted options and 64,588 attributable to the issuance of shares for services. In 2011 we recorded stock based compensation for consultants of $ 32,356 solely attributable to the vesting of previously granted options. The foregoing represented a decline of $64,588 or approximately 67% from prior years stock based compensation. The decline was solely attributable to the expiration of a consulting agreement providing for and the issuance of shares for services.

OTHER INCOME (EXPENSE)

	Year Ended December 31,
	2011	2010	Percentage Increase (Decrease)

Licensing fees	$22,224	$22,224	Nil
Interest expense	$(31,324)	$(146,902)	79%
Inducement expense	$(211,456)	$-	100%
Gain on change in fair value of derivative	$42,362	$-	100%
Gain on settlement of derivatives	$1,160	$-	100%
Gains on settlement of debt and debt relief	$62,282	$41,374	50%

During the year ended December 31, 2003, $400,000 in license fees were deferred and amortized over 18 years. As a result, for each of the years ended December 31, 2011 and 2010, $22,224 of licensing fees was recognized as other income.

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

During 2011 the Company had total net other expenses of $114,752 compared to $83,304 in 2010. As indicated above, the increase resulted from a loss on the inducement of conversions of convertible debt in 2011. This was offset by gain on the change in and settlement of derivative liabilities. The Company had no derivatives liabilities in 2010. The increased loss was also offset by an increase in the amount accounts payable for liabilities, the collection of which was time barred based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions. This was slightly offset by an increase in interest expense as a result of the issuance of additional debt in 2010.

NET LOSS

Our net loss for the year ended December 31, 2011 was $901,030 compared to net income of $902,453 for the year ended December 31, 2010. This decrease was mostly due to a decrease in consulting fees which was partially offset by an increase in litigation expenses.

We anticipate for the foreseeable future we will continue to have losses as we will incur operating expenses in completing our development without any revenues. Such losses will continue until such time as we generate revenue from sales or licensing of our products in excess of our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit as of December 31, 2011 was $2,421,678 compared to $2,350, 239 as of December 31, 2010 and raises substantial doubt about our ability to continue as a going concern.

The Company received proceeds of a total of $80,000 from the sale of convertible debt in 2011 which was not sufficient to resume previously curtailed operations. The Company will seek to raise equity and/or convertible debt in order to finance its operations and pay its obligations. There can be no assurance that we will be able to raise additional capital at all. If the Company fails to raise sufficient capital to finance its operations, it may be required to discontinue operations.

CASH AND WORKING CAPITAL

	December 31, 2011	December 31, 2010	Percentage Increase (Decrease)

Current Assets	$20,612	$244	83%
Current Liabilities	$(2,442,290)	$(2,350,483)	4%
Working Capital Deficit	$(2,421,678)	$(2,350,239)	3%

Our working capital deficit at December 31, 2011 was comparable to our working capital deficit at December 31, 2010

LIABILITIES

	December 31, 2011	December 31, 2010	Percentage Increase (Decrease)

Accounts payable	$776,229	$784,795	(1)%
Accounts payable related party	$–	$707,307	(100%)
Accrued liabilities	$620,338	$609,657	2%
Short-term debt	$65,000	$131,250	(50)%
Short-term debt related party	$664,161	$95,250	597%
Derivative liability	$294,338	$–	100%
Current portion of deferred licensing fee	$22,224	$22,224	Nil
Long-term portion of deferred licensing fee	$185,934	$208,158	(11)%
Reserve for lawsuits	$5,740,596	$5,299,336	8%

The increase in provision for lawsuits is due to accrued interest on outstanding judgments. Accounts payable decreased due to the write off of accounts payable for liabilities, the collection of which was time barred by the applicable statute of limitations. Short-term loans decreased as a result of discounts recognized on new loans relating to conversion features.

We continue to negotiate with our creditors for the payment of our accounts payable and accrued liabilities. Payment of these liabilities is contingent on new funding being received that would enable us to make payments to the creditors. Our ability to continue our operations is also conditional upon the forbearance of our creditors.

CASH FLOWS

	Year Ended December 31,
	2011	2010

Net cash used in operating activities	$(50,294)	$(47,793)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$70,662	$45,000

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was comparable during the years ended December 31, 2011 and 2010.

FINANCING REQUIREMENTS

We will require substantial additional financing if we are to continue as a going concern and to finance our business operations. While we have obtained some financing in 2011 we need substantially more capital to complete development and continue our business. There is no assurance that we will be able to raise the required additional capital. In the event that we are unable to raise additional financing on acceptable terms, then we may have to cease operating and seek relief under appropriate statutes. Accordingly, there is substantial doubt about our ability to continue as a going concern.

SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our audited consolidated financial statements included with this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. We have suffered net losses in recent periods resulting in an accumulated deficit of $136,081,701 at December 31, 2011, have used cash in our operating activities in recent periods, have disposed of our most significant subsidiary through bankruptcy, are subject to lawsuits brought against us by shareholders and other parties, and based on our projected cash flows for the ensuing year, we must seek additional equity or debt financing in order to continue our present operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

Licensing fees are recognized over the term of the license agreement. During the year ended December 31, 2003, $400,000 in license fees were deferred and are being amortized over 18 years. As a result, for the year ended December 31, 2011, the Company recognized $22,224 (2010 - $22,224) of licensing fees as other income.

RESEARCH AND DEVELOPMENT

Research and development costs related to present and future products are charged to operations in the period incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. When new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue.

NEW ACCOUNTING PRONOUNCEMENTS

The following were adopted subsequent to 2011 or will be applied in the future:

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The Company does not expect the guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

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

Since the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at the end of this Annual Report on Form 10-K, starting at page F-1, are our audited financial statements for the years ended December 31, 2011 and 2010, which consists of the following:

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets as at December 31, 2011 and December 31, 2010.

3. Consolidated Statements of Operations for the years ended December 31, 2011 and December 31, 2010.

4. Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2011 and December 31, 2010.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010.

6. Notes to the Consolidated Financial Statements.

Since the Company is a smaller reporting company, it is not required to provide supplementary data as required by Item 302 of Regulation S-K.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As required by Rule 13a-15 under the Exchange Act the Company's Chief Executive Officer and its Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control -- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of December 31, 2014 are as follows:

NAME	AGE
Jason Meyers	47	Director, Chairman & Chief Executive Officer
Debi Kokinos	62	Chief Financial Officer and Secretary

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2011 required persons did not file reports.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for each of our executive officers for the year ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary	Option/Warrant Awards		All other Compensation	Total

Jason Meyers (1)	2011	$120,000	$24,889	(1)	$--	$144,889
(Chairman and Chief Executive Officer)	2010	$120,000	$24,889	(1)	$--	$144,889

Debi Kokinos, (1)	2011	$77,520	$7,467	(1)	$--	$84,987
Chief Financial Officer	2010	$77,520	$7,467	(1)	$--	$84,987

(1) Represents, in each case, amounts recognized on vesting of warrants previously granted for financial reporting purposes in the applicable fiscal year. A description of the valuation method is set forth in the Financial Statements. Warrants to purchase 3,555,552 shares vested in both 2011 and 2010 with respect to Mr. Meyers. In the case of Ms. Kokinos warrants to purchase 1,066,667 shares vested in both 2011 and 2010.

COMPENSATION ARRANGEMENTS

On April 1, 2009 we extended for an additional three year term, a consulting agreement originally entered into in 2006 ("Consulting Agreement") with Aspatuck Holdings, Ltd. Aspatuck is obligated to provide the services of Jason Meyers to the Company. Mr. Meyers has served in various capacities since 2005 and is currently our as our Chief Executive Officer.

As compensation for Consultant's services, the Company is obligated to pay Consultant a cash fee of not less than $120,000 per annum. As additional consideration under the initial agreement, the Company issued to Jason Meyers seven year Warrants expiring in 2013 to purchase 32,000,000 of shares of the common stock of the Company (the "Warrants") at an exercise price of $0.0117 per share. An additional 32, 000,000 Warrants expiring in 2016 containing the same terms were issued upon extension.

Of the aforesaid Warrants, 21,333,322 Warrants are "service based" and 1/36th of such Warrants vest at the end of each month that Mr. Meyers has provided services. Of these, Warrants to purchase 21,037,019 shares have vested with the balance of 296,303 vesting in 2012.

The balance of 42,666,668 Warrants are performance based. Of these, Warrants to purchase 21,333,334 Shares are "revenue based" and shall vest in their entirety upon the filing of reviewed or audited statements reflecting the recognition of revenue reflecting the first sale of a production model of the Company product. Warrants to purchase 21,333,334 Shares are "earnings based" and vest in their entirety upon the filing of reviewed or audited statement reflecting EBITA or earnings before taxes, interest or amortization, of $1,000,000.

Of the aforesaid Warrants, only the service based warrants are reflected in the Company’s financial statements as it is unlikely at this stage that the other Warrants will vest.

On April 1, 2009 we extended for an additional three year term, a consulting agreement originally entered into in 2006 with Debi Kokinos. The Agreement, as extended was substantially identical to Aspatuck’s agreement, providing for her services as Chief Financial Officer. Ms. Kokinos is to receive annual compensation of approximately $77,520 and the grant of Warrants to purchase 9,600,000 shares of common stock. An additional 9,600,000 Warrants were granted upon extension. The Warrants are divided equally into the same three categories and vesting schedule as the Warrants for Aspatuck Holdings. Of the aforesaid warrants only the service based Warrants are reflected in the Company’s financial statements as it is unlikely at this stage that the other Warrants will vest.

OPTION INFORMATION

Set forth below is information concerning unexercised options and warrants; warrants that have not vested; and equity incentive plan awards for each named executive as of December 31, 2011:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Not Exercisable	Options Exercise Price	Expiration Date

Jason Meyers	10,666,656	-	$0.0117	April 28, 2013
Chairman & Chief Executive Officer	10,370,363	296,303	$0.0117	January 31, 2016

Debi Kokinos,	3,200,000	-	$0.0117	April 28, 2013
Chief Financial Officer	3,111,114	88,886	$0.0117	January 31, 2016

COMPENSATION OF DIRECTORS

As of December 31, 2011, our directors were reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of December 31, 2011 by: (i) each of our then directors; (ii) each of our named executive officers, (iii) officers and directors as a group and (iv) 5% or more holders of our common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

The address of all holders is c/o the Company at 250 West 57th Street, Suite 2328, New York, NY 10107.

The Company does not have sufficient authorized shares to issue additional shares of Common Stock. Therefore the table does not reflect shares which may be acquired within sixty days of the date of the table pursuant to Notes , debentures , warrants and options . These shares would otherwise be included. These shares are described in the footnotes.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Management
Jason Meyers (1)(2)	66,349,245	6.63%
Debi Kokinos (3)	-	-

All officers and directors as a group (2 persons) (1) (2) (3)	66,349,245	6.63%

5% or more stockholders
Robert Roche (4)	111,904,471	11.19%
Salvatore Rutigliano	102,249,987	10.24%
D. Herman Mobley	86,657,183	8.67%
Aspatuck Holdings Ltd. (1)(2)	66,349,245	6.63%
Glenn Nugent	59,566,660	5.96%
Richard Milazzo (5)	55,357,500	5.54%

______________

(1) Includes 66,349,245 shares owned of record by Aspatuck Holdings Ltd. of which Jason Meyers, our Chief Executive Officer is the controlling party.

(2) Does not include a total of 684,013,622 additional shares which may be acquired by Mr. Meyers and his affiliates consisting of; (i) 652,266,870 shares issuable upon conversion of the principal of a 5% convertible note held by Aspatuck Holdings Ltd. (not counting additional shares issuable upon conversion of interest), (ii) 4,332,400 shares issuable, upon conversion of the principal of 5% convertible notes(not counting additional shares issuable upon conversion of interest) held by Aspatuck Holdings Ltd, (iii) 5,000,000 shares issuable upon conversion of the principal of a 5% convertible note (not counting additional shares issuable upon conversion of interest) held by ICMC Holdings LLC, an affiliate of Mr. Meyers., and (iv) 21,333,322 shares issuable upon exercise of warrants held by Mr. Meyers; of which 296,303 warrants are not exercisable within 60 days of December 31, 2011 and 21,037,019 are exercisable within 60 days of December 31, 2011. See Item 11 – Compensation Arrangements and Item 13. – Certain Relationships and Related Transactions

(3) Does not include (i) 244,160,000 shares issuable upon conversion of the principal of a 5% convertible note (not counting additional shares issuable upon conversion of interest) and (ii) 6,400,000 shares issuable upon exercise of warrants held by Ms. Kokinos. See Item 11 – Compensation Arrangements and Item 13. – Certain Relationships and Related Transactions.

(4) Does not include 18,528,862 shares owed to Mr. Roche pursuant to an agreement. See Item 13. – Certain Relationships and Related Transactions

(5) Does not include 550,000 shares issuable upon exercise of warrants at $.002 per share which are exercisable within 60 days of December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following transactions relate to the period ending December 31, 2011

Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers have extended loans to the Company of an aggregate of $46,000 to date at a rate of interest of 5%. The loans are convertible into shares of common stock of the Company at $.005 per share. During 2011, the Company repaid $9,338 of the balance on the loans. As of December 31, 2011 a total of $36,662 plus total accrued interest of $4,156 was owed ($46,000 plus accrued interest of $9,504 at December 31, 2010). See Note 3.

As of December 31, 2011 the Company also owed Aspatuck Holdings Ltd consulting fees of $652,267. On December 31, 2011, the Company issued a convertible note to Aspatuck Holdings having a face value of $652,267 in satisfaction of consulting fees owed to it. Aspatuck Holdings is obligated to provide the services of Jason Meyers to the Company. The note bears interest at 5% per annum and is due on December 31, 2014. The principal and interest are convertible into shares of the company’s common stock at $.001. See Note 3(d).

John Adams, our former Co-CEO has advanced an aggregate of $35,000 in convertible notes as a private investor. The notes were due in November 2006 and July 2007 but remain unpaid as of December 31, 2011. The Company has recorded accrued interest expense of $10,356 at December 31, 2011 (2010 - $8,606). See Notes 2(a) and (c).

On December 31, 2011, the Company issued a convertible note to Ms. Kokinos having a face value of $244,160 in satisfaction of consulting fees owed to her as of such date. The note bears interest at 5% per annum and is due on December 31, 2014. The principal and interest are convertible into shares of the company’s common stock at $.001. See Note 3(e).

On November 10, 2011, the Company amended a convertible note held by Mr. Robert Roche having a face amount of $50,000 and warrants to purchase 1,000,000 shares of common stock at $.01. Pursuant to the amendment, the conversion price of the note was reduced from $0.01 to $0.0005 and the exercise price of the warrants was reduced from $0.01 to $0.005. A total of 130,433,333 shares were issuable by the Company to Mr. Roche as a result of the amendment, conversion and warrant exercise. The Company issued 111,904,471 common shares in connection with the amendment and conversion of the note and interest related to the note. As a result, the Company had issued the maximum number of authorized common shares. As of December 31, 2011, an additional 18,528,862 shares of common stock including 1,000,000 shares issuable in connection with the warrant exercise was owed to Mr. Roche. See Note 3(c)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Set forth below are the aggregate fees billed by the then acting accountants during fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods. The table includes fees billed in subsequent periods for audits and reports arising in such fiscal years to be completed and filed.

Our audit committee pre-approves all non-audit services to be performed by our principal accountant in accordance with our audit committee charter.

	Year Ended December 31,
	2011	2010

Audit Related Fees	$15,000	$25,000
Tax Fees	–	–
All Other Fees	–	–
Total	$15,000	$25,000

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Restated Articles of Incorporation of Registrant. (1)

3.2	Amended Bylaws of the Registrant. (1)

3.3	Certificate of Amendment to Articles of Incorporation, as filed by the Registrant with the Nevada Secretary of State. (7)

4.1	Certificate of Merger, as filed by the Registrant with the Delaware Secretary of State. (1)

4.2	Certificate of Merger, as filed by the Registrant with the Nevada Secretary of State. (2)

4.3	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

4.4	Certificate of Designation creating Series X Preferred Stock, as filed by the Registrant with the Nevada Secretary of State. (4)

4.5	Agreement and Plan of Merger. (9)

10.6	Settlement Agreement dated effective January 24, 2004 among the Registrant, Turbodyne Systems, Inc. and Honeywell International Inc. (5)

10.10	2004 Stock Incentive Plan. (6)

10.15	Consulting Agreement dated April 1, 2006 between the Registrant and Albert F. Case, Jr. (10)

10.16	Consulting Agreement dated January 1, 2008 between the Registrant and John Adams. (11)

10.17	Consulting Agreement dated April 1, 2006 between the Registrant and Aspatuck Holdings Ltd. (11)

10.18	Convertible Note dated December 31, 2011 between the Registrant and Aspatuck Holdings Ltd. (11)

10.19	Consulting Agreement dated March 1, 2006 between the Registrant and Debi Kokinos. (11)

10.20	Convertible Note dated December 31, 2011 between the Registrant and Debi Kokinos. (11)

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

(9) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC October 2005.

(10) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(11) Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

a) CURRENT REPORTS ON FORM 8-K.

During the period ended December 31, 2011 we did not file any Form 8-K:

DATE OF FORM 8-K DATE OF FILING WITH THE SEC DESCRIPTION OF THE FORM 8-K

Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Turbodyne Technologies, Inc.

Dated: January 15, 2015	By:	/s/ Jason Meyers
Jason Meyers
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Meyers	Chief Executive Officer, Director	January 15, 2015
Jason Meyers

/s/ Debi Kokinos	Chief Financial Officer and Chief Accounting Officer	January 15, 2015
Debi Kokinos

TURBODYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Turbodyne Technologies, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Turbodyne Technologies, Inc. and its subsidiaries (collectively the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turbodyne Technologies, Inc. and their subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit at December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

January 15, 2015

Turbodyne Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current
Cash and cash equivalents	$20,612	$244
Total current assets	20,612	244
Property and equipment, net of accumulated depreciation of $67,838 and $63,418	4,568	8,988
Total assets	$25,180	$9,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable	$776,229	$784,795
Accounts payable related party	–	707,307
Accrued liabilities	620,338	609,657
Short-term convertible debt, net of unamortized discount of $0 and $8,750	65,000	131,250
Short-term convertible debt related party, net of unamortized discount of $268,928 and $750	664,161	95,250
Derivative liability	294,338	–
Current portion of deferred licensing fee	22,224	22,224
Total current liabilities	2,442,290	2,350,483

Deferred licensing fee	185,934	208,158
Reserve for lawsuits	5,740,596	5,299,336
Total liabilities	8,368,820	7,857,977

Contingencies and commitments
Stockholders’ Deficit
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 12,675 shares issued and outstanding December 31, 2011 and 2010	12	12
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 1,000,000,000 (December 31, 2010 – 661,973,358) shares issued and outstanding	1,000,000	661,974
Additional paid-in capital	128,666,542	128,598,433
Other comprehensive income – foreign exchange translation gain	35,119	35,119
Treasury stock, at cost – 5,278,580 common shares	(1,963,612)	(1,963,612)
Accumulated deficit	(136,081,701)	(135,180,671)
Total stockholders’ deficit	(8,343,640)	(7,848,745)

Total liabilities and stockholders’ deficit	$25,180	$9,232

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010
Expenses
Selling, general and administrative expenses	$314,758	$390,093
Litigation expense	467,100	424,636
Depreciation and amortization	4,420	4,420
Total Expenses	786,278	819,149

Loss from operations	(786,278)	(819,149)

Other income (expenses)
Licensing fees	22,224	22,224
Interest expense	(31,324)	(146,902)
Inducement expense	(211,456)	–
Gain on change in fair value of derivative	42,362	–
Gain on settlement of derivatives	1,160	–
Gains on settlement of debt and debt relief	62,282	41,374
Net loss	$(901,030)	$(902,453)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	730,674,000	632,920,000
Diluted weighted average common shares outstanding	730,674,000	632,920,000

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating Activities
Net loss	$(901,030)	$(902,453)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,420	4,420
Amortization of convertible note discounts and warrants	13,760	113,467
Gain on settlement of liabilities	(62,282)	(41,374)
Gain on change in fair value of derivative	(42,362)	–
Gain on settlement of derivatives	(1,160)	–
Inducement expense	211,456	–
Stock-based compensation	32,356	86,356
Share issuance obligation with related party	–	10,588

Changes in operating assets and liabilities:
Accounts payable	18,852	15,249
Accounts payable – related parties	189,120	197,730
Deferred income	(22,224)	(22,224)
Reserve for lawsuits	467,100	424,636
Accrued expenses	41,700	65,812
Net Cash Used in Operating Activities	(50,294)	(47,793)

Financing Activities
Repayment of convertible debt related party	(9,338)	–
Proceeds from exercise of warrants	–	20,000
Proceeds from issuance of convertible debt	80,000	25,000

Net Cash Provided by Financing Activities	70,662	45,000
Net Change in Cash	20,368	(2,793)
Cash and cash equivalents – beginning of period	244	3,037
Cash and cash equivalents – end of period	$20,612	$244

Supplemental Disclosures:
Interest paid	$7,648	$–
Income taxes paid	$–	$–

Non-Cash Transactions:
Debt discounts due to derivative liabilities	$268,928	$–
Accounts payable with related parties - settled by issuance of convertible debt	$896,427	$–
Beneficial conversion feature of convertible debt	$4,260	$10,000
Beneficial conversion feature from debt modification	$–	$4,000
Derivative reclassification	$68,932	$–
Conversion of convertible debt and accrued interest	$226,995	$395,967

The accompanying notes are an integral part of these consolidated financial statements.

Turbodyne Technologies, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Treasury Stock		Additional		Other
		Par		Par		Par	Paid-in		Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Totals

Balance – December 31, 2009	12,675	$12	577,580,158	$577,580	5,278,580	$(1,963,612)	$128,155,916	$(134,278,218)	$35,119	$(7,473,203)

Issuance of stock upon the exercise of warrants	–	–	2,000,000	2,000	–	–	18,000	–	–	20,000

Issuance of stock for services	–	–	6,000,000	6,000	–	–	48,000	–	–	54,000
						–		–
Conversion of note payable	–	–	76,393,200	76,394	–	–	319,573	–	–	395,967

Debt discount from beneficial conversion feature with issuance of warrants	–	–	–	–	–	–	10,000	–	–	10,000

Debt discount from beneficial conversion feature with debt modification	–	–	–	–	–	–	4,000	–	–	4,000

Stock-based compensation	–	–	–	–	–	–	32,356	–	–	32,356

Share issuance obligation	–	–	–	–	–	–	10,588	–	–	10,588
	–
Net loss for the year		–	–	–	–	–	–	(902,453)		(902,453)

Balance – December 31, 2010	12,675	$12	661,973,358	$661,974	5,278,580	$(1,963,612)	$128,598,433	$(135,180,671)	$35,119	$(7,848,745)

Conversion of convertible debt and interest	–	–	338,026,642	338,026	–	–	(111,031)	–	–	226,995

Debt discount from beneficial conversion feature with issuance of warrants	–	–	–	–	–	–	4,260	–	–	4,260

Inducement of debt conversion	–	–	–	–	–	–	211,456	–	–	211,456

Stock-based compensation	–	–	–	–	–	–	32,356	–	–	32,356

Reclassification of derivative from additional paid in capital	–	–	–	–	–	–	(68,932)	–	–	(68,932)

Net loss for the year	–	–	–	–	–	–	–	(901,030)	–	(901,030)

Balance – December 31, 2011	12,675	$12	1,000,000,000	$1,000,000	5,278,580	$(1,963,612)	$128,666,542	$(136,081,701)	$35,119	$(8,343,640)

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

b) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net operating losses in recent periods, is subject to lawsuit settlements and has a working capital deficit of $2,421,678 at December 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s operations have been financed principally through a combination of private and public sales of equity and debt securities. If the Company is unable to raise equity capital or generate revenue to meet its working capital needs, it may have to cease operating and seek relief and protection under appropriate legal statutes. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustment which would be necessary if the Company is unable to continue as a going concern.

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

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below:

	For the Year Ended December 31,
	2011			2010
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(901,030)	730,674,000	$(0.00)	$(902,453)	632,920,000	$(0.00)

Effective of Dilutive Securities:
Preferred shares, stock options, warrants and convertible notes	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(901,030)	730,674,000	$(0.00)	$(902,453)	632,920,000	$(0.00)

g) Property and Equipment

Depreciation and amortization of property and equipment is computed using the straight-line method over estimated useful lives as follows:

Computers and measurement equipment	3 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	5 to 10 years

During the year ended December 31, 2011, the Company recorded depreciation expense of $4,420 (2010 - $4,420).

Property and equipment, at cost, is summarized as follows:

	December 31, 2011	December 31, 2010

Machinery and equipment	$72,406	$72,406
Less accumulated depreciation	(67,838)	(63,418)
Net capitalized costs	$4,568	$8,988

h) Long-lived Assets

The Company periodically and at least, annually, reviews the carrying value of long-lived assets for indications of impairment in value and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. No impairment was required to be recognized during 2011 and 2010.

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

j) Financial Instruments

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

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

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued liabilities, amounts due to related parties and notes and loans payable. The fair value of the Company’s convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2011:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$275,629	$–	$–	$275,629
Warrant derivative liabilities	9,985	–	–	9,985
Option derivative liabilities	8,324	–	–	8,324
Shares issuable	400	–	–	400
Exercisable, December 31, 2011	$294,338	$–	$–	$294,338

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 5 for additional information.

k) Legal Fees

The Company records interest, legal and settlement costs as litigation expense. The Company expenses legal fees in connection with litigation as incurred. During the year ended December 31, 2011, the Company recorded $467,100 (2010 - $424,636) of interest expense relating to settlements as litigation expenses.

l) Research and Development

Research and development costs related to present and future products are charged to operations in the period incurred. Previously, research prototypes were sold and proceeds reflected by reductions in our research and development costs. As new technology pre-production manufacturing units are produced and related non-recurring engineer services are delivered we will recognize the sales proceeds as revenue. The Company did not record any research or development costs during the years ended December 31, 2011 and 2010.

m) Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at December 31, 2011 and 2010, the company had a $294,338 and $Nil derivative liability, respectively.

n) Stock-based Compensation

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

o) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

p) Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current year’s presentation.

2. Short Term Convertible Notes Payable

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

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2011 and 2010, the debt discount from the warrants and the beneficial conversion feature has been fully amortized and the note is in default.

During the year ended December 31, 2011, the Company no longer had enough available common stock to issue in satisfaction of all common stock equivalents. As a result, the Company reclassified the fair value of the conversion option as a derivative liability in accordance with ASC 815-15, Embedded Derivatives.

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

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2011 and 2010, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

During the year ended December 31, 2011, the Company no longer had enough available common stock to issue in satisfaction of all common stock equivalents. As a result, the Company reclassified the fair value of the conversion option as a derivative liability in accordance with ASC 815-15, Embedded Derivatives.

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

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2011 and 2010, debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

During the year ended December 31, 2011, the Company no longer had enough available common stock to issue in satisfaction of all common stock equivalents. As a result, the Company reclassified the fair value of the conversion option as a derivative liability in accordance with ASC 815-15, Embedded Derivatives.

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

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2011, the remaining debt discount from the warrants and the beneficial conversion feature is $Nil (2010 -$2,917) and the note is in default.

On September 9, 2011, the Company issued 6,105,000 shares upon the conversion of $50,000 of principal and $11,050 of interest.

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

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010, the remaining debt discount from the warrants and the beneficial conversion feature was $5,833 and the note was in default.

During the year ended December 31, 2011, the Company entered into an amendment which reduced the conversion price of the note to $0.0005 and the exercise price of the warrants to $0.005. On October 7, 2011, the Company issued 59,566,660 common shares upon the conversion of $25,000 of the note and $4,783 of interest at $0.0005 per share.  The then-unamortized discount was written off on the conversion date.

The conversion qualified for accounting as an induced conversion under ASC 470-20. The Company recognized an inducement expense equal to the fair value of common shares issued in excess of the fair value of securities issuable pursuant to the original conversion terms of $50,930.

(i) On August 26, 2011, the Company issued a $27,500 convertible note and 550,000 warrants to purchase common shares at an exercise price of $0.002 per share. The note bears interest at 12% per annum, matures on August 26, 2013 and is convertible into common shares at $0.001 per share.

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

During the year ended December 31, 2011, the Company entered into an amendment to reduce the conversion price of the notes to $0.0005. On October 3, 2011, the Company issued 55,357,500 common shares upon the conversion of the $27,500 convertible note and $179 of interest at $0.0005 per share. The then-unamortized discount was written off on the conversion date.

The conversion qualified for accounting as an induced conversion under ASC 470-20. The Company recognized an inducement expense equal to the fair value of common shares issued in excess of the fair value of securities issuable pursuant to the original conversion terms of $27,679.

(j) On September 19, 2011, the Company issued a $12,500 convertible note and 250,000 warrants to purchase common shares at an exercise price of $0.002 per share. The note bears interest at 12% per annum, matures on September 19, 2013 and is convertible into common shares of the Company at $0.001 per share.

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

During the year ended December 31, 2011, the Company entered into an amendment to reduce the conversion price of the notes to $0.0005. On October 4, 2011, the Company issued 25,062,511 common shares upon the conversion of the $12,500 convertible note and $31 of interest at $0.0005 per share. The then-unamortized discount was written off on the conversion date.

The conversion qualified for accounting as an induced conversion under ASC 470-20. The Company recognized an inducement expense equal to the fair value of common shares issued in excess of the fair value of securities issuable pursuant to the original conversion terms of $12,500.

(k) On October 14, 2011, the Company issued a $40,000 convertible note and 800,000 warrants to purchase common shares at an exercise price of $0.002 per share. The note bears interest at 12% per annum, matures on October 14, 2013 and is convertible into common shares of the Company at $0.001 per share.

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

During the year ended December 31, 2011, the Company entered into an amendment to reduce the conversion price of the notes to $0.0005. On October 14, 2011, the Company issued 80,000,000 common shares upon the conversion of the $40,000 at $0.0005 per share. The then-unamortized discount was written off on the conversion date.

The conversion qualified for accounting as an induced conversion under ASC 470-20. The Company recognized an inducement expense equal to the fair value of common shares issued in excess of the fair value of securities issuable pursuant to the original conversion terms of $36,000.

3. Short Term Convertible Notes – Related Party

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

In recording the transaction, the Company determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature was recorded as a discount to convertible notes and was amortized over the term of the notes using the straight-line method. As of December 31, 2011 and 2010, the debt discount from the warrants and the beneficial conversion feature have been fully amortized and the note is in default.

During the year ended December 31, 2011, the Company no longer had enough available common stock to issue in satisfaction of all common stock equivalents. As a result, the Company reclassified the fair value of the conversion option as a derivative liability in accordance with ASC 815-15, Embedded Derivatives.

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

During the year ended December 31, 2011, the Company repaid $9,338 of the notes and $7,648 of interest. As a result at December 31, 2011, the outstanding principal amount of the notes was reduced to $10,222 and $11,440.

During the year ended December 31, 2011, the Company no longer had enough available common stock to issue in satisfaction of all common stock equivalents. As a result, the Company reclassified the fair value of the conversion option as a derivative liability in accordance with ASC 815-15, Embedded Derivatives.

(c) On June 1, 2009, the Company issued a $50,000 convertible note to Mr. Robert Roche. Mr. Roche became a related party upon the conversion of debt into common shares exceeding 10% of the total shares outstanding on November 10, 2011. The note bears interest at the rate of 12% per annum, is due and payable on June 1, 2011, and convertible into the Company’s common shares at $0.01 per share. The convertible note was issued with detachable warrants to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share for five years.

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

In recording the transaction, the Company allocated the value of the proceeds to the convertible notes and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model. It was also determined that the convertible notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon the conversion of the notes exceeded the value allocated to the notes. The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. As of December 31, 2010, the remaining debt discount from the warrants and the beneficial conversion feature is $750 and the note was in default.

On November 10, 2011, the Company amended the convertible note and warrants held by Mr. Roche. Pursuant to the amendment, the conversion price of the note was reduced from $0.01 to $0.0005 and the exercise price of the warrant was reduced from $0.01 to $0.005. A total of 130,433,333 shares were issuable by the Company to Mr. Roche as a result of the amendment, conversion and warrant exercise. On November 10, 2011, the Company issued 111,904,471 common shares upon the conversion of $50,000 of the convertible note and $5,952 of interest at $0.0005 per share (additional accrued interest of $9,025 was forgiven). As of December 31, 2011 the Company owed Mr. Roche 18,528,862 shares of common stock as the result of the amendment, conversion and warrant exercise but could not issue the additional shares as it has insufficient authorized shares. The then-unamortized discount was written off on the conversion date.

The conversion qualified for accounting as an induced conversion under ASC 470-20. The Company recognized an inducement expense equal to the fair value of common shares issued in excess of the fair value of securities issuable pursuant to the original conversion terms of $84,347.

(d) On December 31, 2011, issued a convertible note to Aspatuck Holdings having a face value of $652,267 in satisfaction of consulting fees owed to it. Aspatuck Holdings is obligated to provide the services of Jason Meyers to the Company. The note bears interest at 5% per annum and is due on December 31, 2014. The noteholder can convert the note and interest into common shares of the Company at $0.001.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature qualified as derivatives. The conversion feature qualified as a derivative because the note is convertible the Company did not have enough available common stock to issue in satisfaction of all common stock equivalents. The Company classified the conversion feature as a derivative liability at fair value.

The fair value of the conversion feature was determined to be $195,680 using a Black-Scholes option-pricing model. Upon the issuance dates of the $195,680 was recorded as debt discount. As of December 31, 2011, the aggregate unamortized discount is $195,680 and the carrying value of the note was $456,587.

(e) On December 31, 2011, issued a convertible note to Debi Kokinos, the Company’s chief financial officer, having a face value of $244,160 in satisfaction of consulting fees owed to her. The loan bears interest at 5% per annum and is due on December 31, 2014. The noteholder can convert the note and interest into common shares of the Company at $0.001.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature qualified as derivatives. The conversion feature qualified as a derivative because the note is convertible the Company did not have enough available common stock to issue in satisfaction of all common stock equivalents. The Company classified the conversion feature as a derivative liability at fair value.

The fair value of the conversion feature was determined to be $73,248 using a Black-Scholes option-pricing model. Upon the issuance dates of the $73,248 was recorded as debt discount. As of December 31, 2011, the aggregate unamortized discount is $73,248 and the carrying value of the note was $170,912.

4. Derivative Liability

On November 10, 2011, upon the amendment and conversion of the convertible note payable described in Note 4(c), the Company had issued the maximum number of common shares the Company is authorized to issue. As a result the Company no longer had enough authorized and unissued common shares to satisfy the conversion of outstanding convertible notes, warrants and options. As the Company no longer had enough authorized and unissued common shares to satisfy these conversions the Company was required to reclassify all embedded conversion features and non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2010	$–
Reclassification of fair value of conversion features	17,865
Reclassification of fair value of stock options	21,852
Reclassification of fair value of warrants	28,148
Reclassification of fair value of shares issuable	1,067
Fair value of conversion features issued	268,928
Change in fair value of conversion features	(11,166)
Change in fair value of warrants	(17,002)
Change in fair value of options	(13,527)
Change in fair value of shares issuable	(667)
Fair value of warrants settled	(1,160)
Balance at December 31, 2011	$294,338

5. Share Capital

Authorized Capital

a) At the Annual General Meeting held on June 30, 2004, the shareholders approved an increase of authorized capital to 1,000,000,000 common shares.

Preferred Shares

a) The Company has 1,000,000 preferred shares authorized with a par value of $0.001.

b) In 2003, 150,000 of the 1,000,000 preferred shares were designated as Series X preferred shares. The Series X preferred shares have a par value of $0.001 per share, do not have voting rights, and holders are entitled to receive dividends pro-rata with the issued and outstanding shares of the Company’s common stock on an if converted basis when and if dividends are declared on the outstanding shares of the Company’s common stock. The Series X preferred shares are each convertible into 100 common shares at the discretion of the holder. As of December 31, 2011 and 2010, 12,675 of Series X preferred shares convertible into 1,267,500 common shares are outstanding.

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

c) On September 1, 2011, the Company issued 6,105,000 common shares upon the conversion of $50,000 of the convertible note described in Note 2(g) and $11,050 of interest at $0.01 per share.

d) On October 7, 2011, the Company issued 59,566,660 common shares upon the conversion of $25,000 of the note and $4,783 of interest at $0.005 per share. Refer to Note 2(h).

e) On October 3, 2011, the Company issued 55,357,500 common shares upon the conversion of the $27,500 convertible note and $179 of interest at $0.0005 per share. Refer to Note 2(i).

f) On October 4, 2011, the Company issued 25,062,500 common shares upon the conversion of the $12,500 convertible note and $31 of interest at $0.0005 per share. Refer to Note 2(j).

g) On October 14, 2011, the Company issued 80,000,000 common shares upon the conversion of the $40,000 at $0.0005 per share. Refer to Note 2(k).

h) On November 10, 2011, the Company issued 111,904,471 common shares upon the conversion of $50,000 of the convertible note and $5,952 of interest at $0.005 per share. Refer to Note 3(c).

i) On April 6, 2010, the Company issued 2,000,000 common shares upon the exercise of warrants for cash proceeds of $20,000.

j) During April 2010, the Company issued 76,393,200 common shares upon the conversion of notes payable of $395,967.

k) On February 8, 2010, the Company issued 6,000,000 common shares to a consultant in consideration for services with a fair value of $54,000, based on the grant date market price of $0.009 per share.

l) At December 31, 2011, the Company owed 1,333,333 common shares to the former co-CEO of the Company in consideration for services during fiscal 2010 with a fair value of $10,588 based on vesting date market prices from $0.0019 to $0.013 per share.

m) During the year ended December 31, 2011, the Company recorded stock-based compensation of $32,356 (2010 - $86,356) consisting of shares issued with a fair value of $Nil (2010 - $54,000 as described in Note 5(e)) and $32,356 (2010 - $32,356) of stock-based compensation related to the vesting of stock options as described in Note 6.

n) During the year ended December 31, 2011, the Company issued 30,511 shares to a noteholder as a result of an over accrual of interest.

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

The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2011, the number of unoptioned shares available for granting of options under the plan was 7,197,759 (2010 - 7,197,759).

2004 Nevada Stock Incentive Plan

On March 31, 2004, the Company established the 2004 Nevada Stock Incentive Plan (the "2004 Plan"). Under the 2004 Plan, the Company may grant common stock or incentive stock options to its directors, officers, employees and consultants for up to 15,000,000 common shares. The maximum term of the 2004 Plan is ten years. The Board of Directors will determine the terms and matters relating to any awards under the 2004 Plan including the type of awards, the exercise price of the options and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of the common shares of the Company on the date of grant. As of December 31, 2011, the number of unoptioned shares available for granting of options under the plan was 1,703,500 (2010 - 1,703,500).

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

On January 31, 2009, the Company granted 10,666,666 options to the President of the Company and 3,200,000 options to the Company’s Chief Financial Officer. The options are exercisable at $0.0117 per share for 7 years and vest 1/36 per month for 36 months and had a fair value of $0.007 per share. During the year ended December 31, 2011, the Company recorded $32,356 (2010 - $32,356) of stock-based compensation relating to the vesting of stock options.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	28,633,332	$0.014

Expired	(500,000)	0.02

Outstanding, December 31, 2010 and 2011	28,133,332	$0.013	2.70	$–

Exercisable, December 31, 2011	27,748,133	$0.013	2.68	$–

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	9,629,629	$0.018

Vested	(4,622,220)	0.005

Non-vested at December 31, 2010	5,007,409	$0.005
Vested	(4,622,220)	0.005

Non-vested at December 31, 2011	385,189	$0.005

As at December 31, 2011, there was $2,696 (2010 - $35,052) of unrecognized compensation cost related to non-vested stock option agreements to be recognized over .08 years.

7. Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	35,484,444	$0.01
Issued	500,000	$0.01
Expired	(2,000,000)	$0.01

Outstanding, December 31, 2010	33,984,444	$0.01	2.30	$–

Issued	1,600,000	$0.002
Expired	(2,300,000)	$0.019

Outstanding, December 31, 2011	33,284,444	$0.017	1.49	$–

As at December 31, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Remaining Contractual Life (years)
3,916,671	$0.0117	1.33 – 2.33
4,445,373	$0.0117	2.42 – 3.42
549,072	$0.0117	3.50 – 4.16
833,328	$0.04	1.84 – 3.00
1,620,000	$0.025	0.05 – 0.13
18,820,000	$0.02	0.16 – 1.46
1,000,000	$0.01	2.89
500,000	$0.005	3.19
1,600,000	$0.002	4.66 – 4.79
33,284,444

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

At December 31, 2011, the Company has included $5,138,097 ($4,670,997 in 2010) in regard to this matter in provision for lawsuit settlements. It was determined that TST received payment in preference to other creditors before Pacific Baja filed its Chapter 11 petition in bankruptcy. TST and Pacific Baja settled the preference payment issue with TST paying $20,000 to Pacific Baja and TST relinquishing the right to receive $63,000 therefore; an additional $83,000 has also been included in the provision for lawsuit settlements.

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

(d) The Company has reserved $15,000 (2010 – $45,340) in association with several other matters.

(e) Other

The Company is currently involved in various collection claims and other legal actions. It is not possible at this time to predict the outcome of the legal actions.

9. Related Party Transactions

(a) The Company owes Aspatuck Holdings Ltd. and another entity affiliated with Jason Meyers an aggregate of $688,929 (2010 - $46,000) plus related accrued interest expense of $4,156 at December 31, 2011 (2010 - $9,504). Refer to Note 3. As December 31, 2010 the Company also owed Aspatuck Holdings Ltd consulting fees of $537,437 included in accounts payable related party in the balance sheet, for the services of Jason Meyers. During the year ended December 31, 2011, the Company secured the amounts payable through the issuance of the convertible note described in Note 3(d). The Company has included $120,000 of consulting compensation in the general and administrative expense for the years ended December 31, 2011 and 2010. The Company also included $24,889 and $24,889 of non cash warrant expense for the year ended December 31, 2011 and 2010 respectively.

(b) As of December 31, 2010, the Company owed Debi Kokinos, CFO, consulting fees of $169,870 which were included in accounts payable related party. During the year ended December 31, 2011, the Company secured $244,160 of amounts payable through the issuance of the convertible note described in Note 3(e). The Company has included $77,520 of consulting compensation in the general and administrative expense for the years ended December 31, 2011 and 2010. The Company also included $7,467 and $7,467 of noncash stock-based compensation for the year ended December 31, 2011 and 2010 respectively.

10. Income Taxes

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2011	2010
Deferred income tax assets:
Net losses carried forward	$32,072,239	$31,322,977

Deferred tax asset	11,225,284	10,963,042
Valuation allowance	(11,225,284)	(10,963,042)
Net deferred income tax asset	$–	$–

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

11. Debt Settlements

(a) During the year ended December 31, 2011, the Company recorded a gain on settlement of debt and debt relief of $25,840 (2010 - $Nil) related to the write-off of provisions for lawsuit settlements. These write-offs related to liabilities, the collection of which is time barred by applicable statute of limitations based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions.

(b) During the year ended December 31, 2011, a note holder agreed to settle $50,000 note payable and $14,977 of interest for the issuance of 111,904,471 common shares. As of December 31, 2011 the Company owes the related party 18,528,862 shares of common stock as the result of the amendment and resulting conversion and warrant exercise but could not issue the shares as it has insufficient authorized shares. Prior to conversion the note holder was not a related party, but became a related party upon the conversion into common shares exceeding 10% of the total shares outstanding. The Company recorded a gain on settlement of debt and debt relief of $9,024 upon settlement.

(c) During the year ended December 31, 2011, the Company recorded a gain on settlement of debt and debt relief of $27,418 (2010 - $33,299) related to the write-off of accounts payable, the collection of which is time barred by applicable statute of limitations based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions.

(d) During the year ended December 31, 2010, a note holder agreed to settle $20,000 note payable and $4,075 of interest for the issuance of 400,000 common shares. The Company recorded a gain on settlement of debt and debt relief of $8,075 upon settlement.

12. Subsequent Events

(a) On October 17, 2012, the Company issued a $25,000 convertible note. The note bears interest at 12% per annum, matures on October 17, 2014, and is convertible into common shares of the Company at $0.004 per share.

(b) On January 23, 2013, the Company issued a $15,000 convertible note. The note bears interest at 12% per annum, matures on January 23, 2015 and is convertible into common shares of the Company at $0.004 per share.

(c) On April 18, 2013, the Company issued a $75,000 convertible note. The note bears interest at 12% per annum, matures on October 19, 2013, and is convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(d) On August 5, 2013, the Company issued a $25,000 convertible note. The note bears interest at 12% per annum, matures on February 5, 2014, and is convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(e) On October 15 2013, the Company issued a $10,000 convertible note. The note bears interest at 12% per annum, matures on April 15, 2014, and is convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(f) On October 16, 2013, the Company entered into an amendment with the note holder described in Note 3(c). Pursuant to the amendment, the noteholder agreed to waive the 17,528,862 additional shares issuable upon the conversion of the note plus the 1,000,000 shares issuable by the Company in connection with the warrant exercise and additionally return to the Company 32,471,138 of the Company’s common shares held by the note holder. The amendment becomes effective at the time that the Company amends its certificate of incorporation effecting a reverse split.

(g) On November 21, 2013, the Company issued a $25,000 convertible note and a $15,000 convertible note. The notes bear interest at 12% per annum, mature on November 21, 2015, and are convertible in minimum conversion amounts of $10,000 into common shares of the Company at $0.004 per share subject to adjustment.

(h) During the years ended December 31, 2013 and 2012, the Company wrote off an aggregate of $5,489,678 of liabilities and reserves written off the collection of which is time barred by applicable statute of limitations based on a review and an opinion of counsel with respect to each state that has jurisdiction over the transactions.

(i) During 2014, we sold $150,000 of convertible notes payable. The notes bear interest of 12%, are convertible at $0.004, and maturing with dates ranging from January 2016 to December 2016.

